Form 10-Q
period 2012-06-30
Ultimate Novelty Sports Inc.
filed 2012-07-23
CIK 1538495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 333-179280

Ultimate Novelty Sports Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	45-4267181
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

371 Front Street West, Suite 245, Toronto, Ontario, Canada	M5V 3S8
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (647) 864-2684

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.  Yes ☒  No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 23, 2012
Common Stock, $0.001 par value	10,280,000

ULTIMATE NOVELTY SPORTS INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 ULTIMATE NOVELTY SPORTS INC.

JUNE 30, 2012

ULTIMATE NOVELTY SPORTS INC. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS
	June 30, 2012	March 31, 2012

Current Assets:
Cash	$ 39,510	$ 11,654
Accounts receivable	4,638	-
Prepaid expenses	-	1,500
Total current assets	44,148	13,154

Total Assets	$ 44,148	$ 13,154

LIABILITIES AND STOCKHOLDER'S ( DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$ 20,688	$ 15,037
Due to related parties	10,800	9,000
Loan payable - related parties	26,236	25,956
Payroll taxes payable	1,437	-
Total current liabilities	59,161	49,993
Total liabilities	59,161	49,993

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized;
10,280,000 and 6,700,000 shares issued and outstanding as of June 30, 2012 and March 31, 2012 respectively	10,280	6,700
Additional paid-in capital	32,220	-
(Deficit) accumulated during the development stage	(57,513)	(43,539)
Total stockholders' (deficit)	(15,013)	(36,839)

Total Liabilities and Stockholder's (Deficit)	$ 44,148	$ 13,154

The accompanying notes to the consolidated financial statements are an integral part of these statements.

F-1

ULTIMATE NOVELTY SPORTS INC. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
			Cumulative From Inception (April 23, 2010) Through June 30, 2012
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011

Revenue	$ 9,638	$ -	$ 33,069
Cost of Revenues	900	-	5,178
Gross Profit	8,738	-	27,891

Expenses:
General and administrative-
Advertising	5,200	-	5,200
Compensation - officers	900	1,800	6,300
Consulting	-	-	2,000
Legal - Organization costs	-	-	995
Other - general and administrative	3,614	1,838	11,790
Professional fees	6,900	-	15,200
Salaries	5,103	-	5,103
Travel expense	863	-	19,410
Website development cost	-	19,197	19,197
Total operating expenses	22,580	22,835	85,195
(Loss) from Operations	(13,842)	(22,835)	(57,304)
Other (Income) Expenses
Foreign currency transaction loss	132	27	209
Total Other (Income) Expenses, net	132	27	209
Provision for Income Taxes	-	-	-
Net (Loss)	$ (13,974)	$ (22,862)	$ (57,513)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$ -	$ -

Weighted Average Common Shares Outstanding:
-Basic and Diluted	9,521,868	6,700,000

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ULTIMATE NOVELTY SPORTS INC. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) FOR THE PERIOD FROM INCEPTION (APRIL 23, 2010) THROUGH JUNE 30, 2012 (Unaudited)
				(Deficit)
				Accumulated
			Additional Paid-in Capital	During the
	Common stock			Development
Description	Shares	Amount		Stage	Total

Balance - April 23, 2010	-	$ -	$ -	$ -	$ -
Common stock issued for cash at $0.001 per share	6,700,000	6,700	-	-	6,700
Net (loss) for the period	-	-	-	(20,687)	(20,687)
Balance - March 31, 2011	6,700,000	6,700	-	(20,687)	(13,987)

Net (loss) for the year	-	-	-	(22,852)	(22,852)
Balance - March 31, 2012	6,700,000	6,700	-	(43,539)	(36,839)

Common stock issued for cash at $0.01 per share	3,580,000	3,580	32,220	-	35,800
Net (loss) for the period	-	-	-	(13,974)	(13,974)
Balance - June 30, 2012	10,280,000	$ 10,280	$ 32,220	$ (57,513)	$ (15,013)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ULTIMATE NOVELTY SPORTS INC. (A DEVELOPMENT STAGE COMPANY) CONSOIDATED STATEMENTS OF CASH FLOWS (Unaudited)

			Cumulative From Inception (April 23, 2010) Through June 30, 2012
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011

Operating Activities:
Net (loss)	$ (13,974)	$ (22,862)	$ (57,513)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in Current Assets and Liabilities-
Accounts receivable	(4,638)	-	(4,638)
Prepaid expenses	1,500	-	-
Accounts payable and accrued liabilities	5,651	750	20,688
Payroll taxes payable	1,437	-	1,437
Net Cash (Used in) Operating Activities	(10,024)	(22,112)	(40,026)

Financing Activities:
Proceeds from issuance of common stock	35,800	-	42,500
Due to related parties	1,800	1,800	10,800
Loan payable - related parties	280	25,108	26,236
Net Cash Provided by Financing Activities	37,880	26,908	79,536
Net Increase in Cash	27,856	4,796	39,510
Cash - Beginning of Period	11,654	4,409	-
Cash - End of Period	$ 39,510	$ 9,205	$ 39,510

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ULTIMATE NOVELTY SPORTS INC.

(A Development Stage Company)

June 30, 2012

(Unaudited)

Notes to Consolidated Financial Statements

Note 1 – organization and operations

Ultimate Novelty Sports Inc.

Ultimate Novelty Sports Inc. (the “Company”) was incorporated under the laws of the State of Nevada on April 23, 2010.  The Company provides consulting services to the athletic facility/gym industry.  The Company offers a full range of consulting services, including start-up strategy development, membership pricing and management, operational analysis, marketing and public relations and staff training.

Formation of Ultimate Novelty Sports (Canada) Inc.

On May 6, 2010, the Company formed a wholly owned subsidiary, Ultimate Novelty Sports Inc., an Ontario, Canada Corporation (“UNSI Canada”).  UNSI Canada uses the U.S. Dollar as its reporting currency as well as its functional currency, however from time to time, UNSI Canada, incurs certain expenses in Canadian Dollars.

Note 2 – summary of significant accounting policies

Basis of presentation – unaudited interim financial information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These unaudited interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended March 31, 2012 and notes thereto contained in the information as part of the Company’s Registration Statement on Form S-1, which was filed with the Securities and Exchange Commission on June 4, 2012.

Principles of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company as of June 30, 2012 and 2011, for the three months ended June 30, 2012 and 2011 and cumulative from inception.  UNSI Canada is included as of June 30, 2012 and 2011 and for the period from May 6, 2010 (date of formation) through June 30, 2012.

All intercompany balances and transactions have been eliminated.

Development stage company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  Although, the Company has generated revenues it has incurred operating expenses and expenses associated with implementation of its business plan resulting in net operating losses for the reported periods and accumulated deficit since inception. The Company is devoting substantially all of its efforts on generating revenues from consulting services and implementation of its business plan.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Use of estimates and assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of computer equipment; income tax rate, income tax provision and valuation allowance of deferred tax assets; its wholly-owned subsidiary’s functional currency and foreign currency exchange rate; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly.  Actual results could differ from those estimates.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, and payroll taxes payable approximate their fair value because of the short maturity of those instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not however practical to determine the fair value of advances from stockholders due to their related party nature.

Carrying value, recoverability and impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include office equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The impairment charges, if any, is included in operating expenses in the accompanying consolidated statements of income and comprehensive income (loss).

Fiscal year end

The Company elected March 31 as its fiscal year end date.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash and cash equivalents.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts.  The Company follows paragraph 310-10-50-9 of the FASB Accounting Standards Codification to estimate the allowance for doubtful accounts.  The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and economic conditions.

Outstanding account balances are reviewed individually for collectability.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Bad debt expense is included in general and administrative expenses, if any.  Pursuant to paragraph 310-10-50-2 of the FASB Accounting Standards Codification account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company has adopted paragraph 310-10-50-6 of the FASB Accounting Standards Codification and determine when receivables are past due or delinquent based on how recently payments have been received.

At June 30, 2012 and 2011, there was no allowance for doubtful accounts. The Company does not have any off-balance-sheet credit exposure to its customers.

Office equipment

Office equipment is recorded at cost. Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred. Depreciation of office equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of five (5) years.  Upon sale or retirement of office equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company; b.  Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c.  trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f.  other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g.  Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involvedb.  description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. mounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company derives its revenues from sales contracts, with revenues being generated upon rendering of services.  Persuasive evidence of an arrangement is demonstrated via invoice; services are considered provided when the services are delivered to the customers; and the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive.

Foreign currency transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification (“Section 830-20-35”) for foreign currency transactions.  Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than the U.S. Dollar, which is the Company’s reporting currency and functional currency.  Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid.  A change in exchange rates between the reporting currency and the currency in which a transaction is denominated increases or decreases the expected amount of reporting currency cash flows upon settlement of the transaction. That increase or decrease in expected reporting currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments.  Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in section 830-10-20 of the FASB Accounting Standards Codification; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

Substantially all of the Company’s operations are carried out in Russia in U.S. Dollars.  UNSI Canada uses the U.S. Dollar as its reporting currency as well as its functional currency, however from time to time, UNSI Canada, incurs certain expenses in Canadian Dollars. The change in exchange rates between the U.S. Dollar and the Canadian Dollar, the currency in which a transaction is denominated increases or decreases the expected amount of reporting currency cash flows upon settlement of the transaction. That increase or decrease in expected reporting currency cash flows is a foreign currency transaction gain or loss that generally is included in determining net income (loss) for the period in which the exchange rate changes.

Income taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been included in financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at June 30, 2012 and 2011.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.   Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

There were no potentially dilutive shares outstanding as of June 30, 2012 and 2011.

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company, as an SEC filer, considers its financial statements issued when they are widely disseminated to users, such as through filing them on EDGAR.

Recently issued accounting pronouncements

FASB Accounting Standards Update No. 2011-05

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

  The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10“Property, Plant and Equipment: Derecognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11“Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12“Comprehensive Income:  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Other Recently Issued, but Not Yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at June 30, 2012 and 2011, a net loss and net cash used in operating activities for the fiscal period then ended.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – related party transactions

Consulting services from President and Chief Financial Officer

Consulting services provided by the President and Chief Financial Officer for the three months ended June 30, 2012 and  2011 were as follows:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011

President	$900		$900
Chief Financial Officer	900		900
	$1,800	*	$1,800

* - A portion of consulting services directly related to sales provided by the President and Chief Financial Officer totaling $900 was reported  as cost of sales as of June 30, 2012.

During the year ended March 31, 2012, the President of the Company provided a $25,000 loan to the Company. The loan payable is payable on demand, unsecured, bears interest at 4.5% per annum (compounded yearly) and consists of $25,000 of principal, and $1,236 of accrued interest payable as of June 30, 2012.

Note 5 – stockholders’ equity (deficit)

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $.001 per share.

Common stock

On September 20, 2010, the Company sold 6,700,000 shares of its common stock at par to its directors for $6,700 in cash.

During the three months ended June 30, 2012, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. The Company has sold 3,580,000 common shares at $0.01 per share for total proceeds of $35,800 pursuant to this Registration Statement.

Note 6 - foreign operations

Operations

Substantially all of the Company’s operations are carried out in the Russia.  Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in Russia.  The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency fluctuation and remittances and methods of taxation, among other things.

Note 7 – subsequent events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Associated Risks.

The following discussion should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the MD&A are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q.

Our Business

 Ultimate Novelty Sports is a management-consulting firm for fitness facility operators. We focus on assisting independent operators of fitness centers, as well as start-ups. We consult on a variety of areas, including business model and management analysis, staffing issues, customer acquisition and retention, operational efficiency and marketing strategy, among others. Our objective for each project is to develop readily executable plans for our clients. We’ve done work both in North America and Russia, where the fitness industry is highly fragmented and extremely competitive.

Our current services include:

Business Model and Management Analysis

 Ultimate Novelty Sports conducts an independent and unbiased review of the overall operations of our client’s fitness facility. This analysis can be done with a visit to the facility by one of our consultants or through a series of phone interviews, emails and business plan analysis. We look at every aspect of the business from the services offered to marketing and overall operations of the fitness facility. At the completion of our analysis, our consultants provide a report to the client that outlines areas that need improvement and a list of recommendations to improve the management of the facility. This analysis can be very useful to clients who run the business day to day and may miss areas that need improvement in order to increase revenue. The end goal of the analysis is an executable plan of action for the owners of the gym. As well as a standalone one-off service, we offer this analysis prior to commencement of longer-term projects for new clients. This is an easy way for us to get acquainted with our clients’ operations and issues.

Marketing Services

Marketing a fitness facility correctly and effectively is one of the most important ways to increase revenue and attract new clients.  Customer acquisition, however, can be prohibitively expensive for our clients. Our fitness marketing specialists work with our clients to develop and implement a successful marketing plan that is within our customers’ budget.

We also provide a number of marketing services to suit our customers’ marketing budget. Our services include direct marketing, search engine optimization, public relations, email marketing, social media marketing and development of referral programs.

Franchising Development

Our franchising consultants help our clients set up their franchising plans in an economical and efficient way. We consult on development, registration, marketing and operation of a franchise system. A franchise business has to be properly organized and well marketed to achieve success. Our consultants can help develop a franchising plan, conduct feasibility studies, create a strategic growth plan and a marketing plan to help our clients’ business franchise successfully.

Another important aspect that can get overlooked when franchising a business is the development of franchise operations and training manuals. Proper manuals are essential in a franchising business in order for the franchisees to be successful. When properly written, these manuals can serve as one of the strongest selling tools for a franchising system.  We help our clients develop daily procedures manuals, sales and marketing manuals, personnel manuals, training manuals and accounting and bookkeeping manuals.

Consulting Packages

We currently offer three consulting packages to both new and existing clients.

Start-Up Gym Package. This consulting package is for clients who are starting up their fitness facility business and want to manage it properly from the start. Our consultants work with the client to develop an “opening day” strategy in order to attract the first members and create an opening day event that will attract the attention of the local community.  Our consultants work to establish operating systems for the gym to decrease overhead and maximize efficiency. This package is designed for our clients to have a greater chance of success in the highly competitive fitness industry.

Marketing Package. If the client already has a marketing budget and plan in place, our marketing package can help execute it in a cost effective way. This package includes 3 months of public relations services, a direct marketing campaign to 5000 households as well as search engine optimization and email marketing services.

Franchising Manual Package. We offer this package to clients who own a franchise or are in the process of franchising their business and looking for help with creating or updating the franchise manuals. Our franchising consultants will create a daily procedures manual, marketing manual and personnel manual for a onetime cost. This package includes 3 manuals of up to 100 pages each as well as two sets of revisions and edits. Costs are determined after an initial meeting with the client.

Seminars

As well as providing one-on-one consulting services, we also conduct seminars on a variety of topics to fitness center staff. We create a custom seminar for each client and conduct a half-day or a full day seminar for employees, sales staff and management.

Results of Operations

For the three months ended June 30, 2012 compared to the three months ended June 30, 2011

Our results of operations, as reported in our consolidated financial statements, incorporate results of operations of our wholly owned subsidiary Ultimate Novelty Sports (Canada) Inc. All significant intercompany balances and transactions have been eliminated on consolidation.

Revenue

We generate revenue from consulting and marketing services. As of June 30, 2012 we generated $33,069 in revenues. Our gross revenue for the three months ended June 30, 2012, was $9,638, compared to $Nil for the same period in our fiscal 2012.  Our cost of revenues for the same period ended June 30, 2012, was $900 (June 30, 2012: $Nil) resulting in a gross profit of $8,738 (June 30, 2011: $Nil). The increase in revenues during the three months of our fiscal 2013 was attributable to the increase in sales of consulting and marketing services to new clients.

Operating Costs and Expenses

The major components of our expenses for the three months ended June 30, 2012 and 2011 are outlined in the table below:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Increase (Decrease) %

Advertising	$ 5,200	$ -	N/A
Professional fees	6,900	-	N/A
Officer compensation	900	1,800	(50.00)
Salaries	5,103	-	N/A
Other	3,614	1,838	96.63
Travel expense	863	-	N/A
Website development cost	-	19,197	N/A
	$ 22,580	$ 22,835

Total operating costs for the three months ended June 30, 2012 was at comparable level to the total operating costs for the three months ended June 30, 2011. However, during the three months ended June 30, 2012 we experienced an increase in advertising costs of $5,200, in professional fees of $6,900, in salaries of $5,103, in other general and administrative cost of $1,776 and an increase in travel expenses of $863. During the three months ended June 30, 2011 we spent most of our time and resources on development of our website www.ultimatenoveltysports.com and promotion of our services to potential customers. As a result, we incurred $19,197 in website development costs, an amount that represents 81% of our total operating costs for the period ended June 30, 2011.

The increase in our operating costs during the first quarter of our current fiscal year was due to an increase in our corporate activities, payroll expenses, an increase in expenses related to implementation of our business plan and an increase in professional fees associated with our reporting obligations under the Securities Exchange Act. During the three months ended June 30, 2012 we hired two full-time employees and spent $5,200 on advertising of our consulting and marketing services.

The President of the Company provides management consulting services to the Company. During the three months ended June 30, 2012, management consulting services of $450 (June 30, 2011: $900) were charged to operations. The Chief Financial Officer of the Company provides consulting services to the Company. During the three months ended June 30, 2012, consulting services of $450 (June 30, 2011: $900) were charged to operations. A portion of consulting services directly related to sales provided by the President and Chief Financial Officer totaling $900 was reported  as cost of sales as of June 30, 2012.

Other expenses represent bank charges, office expenses, rent and purchase of fitness products.

Liquidity and Capital Resources

Working Capital	Three Months Ended June 30, 2012	Year Ended March 31, 2012
Current Assets	$44,148	$13,154
Current Liabilities	$59,161	$49,993
Working Capital	$(15,013)	$(36,839)

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Cash provided by (used in) operating activities	$(10,024)	$(22,112)
Cash used in investing activities	$-	$-
Cash provided by financing activities	$37,880	$26,908
Net decrease in cash	$27,856	$4,796

During the three months ended June 30, 2012 we have generated $9,638 in revenues. In addition, during the three months ended June 30, 2012, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. The Company had sold 3,580,000 common shares at $0.01 per share for total proceeds of $35,800 pursuant to this Registration Statement.

During the three months ended June 30, 2011, the President of the Company provided a $25,000 loan to the Company. The loan payable is payable on demand, unsecured, bears interest at 4.5% per annum (compounded yearly) and consists of $25,000 of principal, and $1,236 of accrued interest payable as of June 30, 2012.

We had no other sources of cash inflow during the reporting periods.

We anticipate that for the next 12 months we will be generating cash from the same revenue stream. We intend to increase our revenues by offering other services to our existing clients, including marketing, sale of fitness equipment and accessories. These services will provide additional cash inflow for our working capital. There is no guarantee that our clients will sign up for one or more of these services. In this case we will continue providing our consulting services while working on expansion of our client base.

Cash Flows from Operating Activities

Our cash used in operating activities of $(10,024) for the three months ended June 30, 2012 was primarily the result of our net income plus net result in changes of our assets and liabilities. Cash flows resulting from changes in assets and liabilities include an increase in accounts receivable, payroll taxes, accounts payable and accrued liabilities expenses and income taxes payable and a decrease in prepaid expenses. The increase in accounts receivable was mostly due to sales generated during the last month of the quarter ended June 30, 2012. The decrease in prepaid expenses was due to reduction of prepaid audit fees for the Year Ended March 31, 2012. The increase in accounts payable and accrued liabilities reflected the increase in our general operating expenses incurred during the three months ended June 30, 2012 that remained unpaid at the end of the reporting period. The increase in payroll taxes payable was due to an increase in payroll deductions retained by the company for the month of June of 2012 that were payable as of the end of the month. These payroll deductions were paid in July of 2012.

Cash flows resulting from changes in assets and liabilities during the three months ended June 30, 2011 included an increase in accounts payable and accrued liabilities associated with office rent.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the three months ended June 30, 2012 and 2011.

Cash Flows from Financing Activities

During the three months ended June 30, 2012, the Company had sold 3,580,000 common shares at $0.01 per share for total proceeds of $35,800, pursuant to the Registration Statement on Form S-1 filed with Securities and Exchange Commission. In addition, we incurred $1,800 due to President and Chief Financial Officer for management consulting services rendered to the Company during the quarter and $280 in interest expense on the loan from the Company’s President.

During the three months ended June 30, 2011, the President of the Company provided a $25,000 loan to the Company. The loan payable is payable on demand, unsecured, bears interest at 4.5% per annum (compounded yearly) and consists of $25,000 of principal, and $1,236 of accrued interest payable as of June 30, 2012.

Future Financings

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months.  We do not have any arrangements in place for any future equity financing.

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Off Balance Sheet Arrangements

As of June 30, 2012, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.  We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT

NUMBER              DESCRIPTION

3.1	Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 1, 2012.
3.2	Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 1, 2012.
4.2	Subscription Agreement. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 1, 2012.
10.1	Promissory Note, President. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on May 24, 2012.
10.2	Consulting Agreement, C.E.O. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on May 24, 2012.
10.3	Consulting Agreement, C.F.O. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on May 24, 2012.
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

   *  Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 23, 2012

ULTIMATE NOVELTY SPORTS INC.

By:	/s/ Larissa Zabelina
Larissa Zabelina
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Ultimate Novelty Sports Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Larissa Zabelina	President, C.E.O. and Director	July 23, 2012
Larissa Zabelina
/s/ Elena Mochkina	Treasurer, Secretary, C.F.O., Principal Accounting Officer, Principal Financial Officer and Director	July 23, 2012
Elena Mochkina