Form 10-Q
period 2012-09-30
Ultimate Novelty Sports Inc.
filed 2012-10-31
CIK 1538495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 31, 2012
Common Stock, $0.001 par value	10,280,000

ULTIMATE NOVELTY SPORTS INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 ULTIMATE NOVELTY SPORTS INC.

SEPTEMBER 30, 2012

ULTIMATE NOVELTY SPORTS INC. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS
	September 30, 2012	March 31, 2012

Current Assets:
Cash	$ 2,422	$ 11,654
Accounts receivable	10,798	-
Prepaid expenses	-	1,500
Total current assets	13,220	13,154

Total Assets	$ 13,220	$ 13,154

LIABILITIES AND STOCKHOLDER'S ( DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$ 9,243	$ 15,037
Due to related parties	12,600	9,000
Loan payable - related parties	26,520	25,956
Payroll taxes payable	1,488	-
Total current liabilities	49,851	49,993
Total liabilities	49,851	49,993

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized;
10,280,000 and 6,700,000 shares issued and outstanding as of September 30, 2012 and March 31, 2012 respectively	10,280	6,700
Additional paid-in capital	32,220	-
(Deficit) accumulated during the development stage	(79,131)	(43,539)
Total stockholders' (deficit)	(36,631)	(36,839)

Total Liabilities and Stockholder's (Deficit)	$ 13,220	$ 13,154

The accompanying notes to the consolidated financial statements are an integral part of these statements.

F-1

ULTIMATE NOVELTY SPORTS INC. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
					Cumulative From Inception (April 23, 2010) Through September 30, 2012
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Six Months Ended September 30, 2012	Six Months Ended September 30, 2011

Revenue	$ 13,160	$ 9,056	$ 22,798	$ 9,056	$ 46,229
Cost of Revenues	900	-	1,800	-	6,078
Gross Profit	12,260	9,056	20,998	9,056	40,151

Expenses:
General and administrative-
Advertising	-	-	5,200	-	5,200
Compensation - officers	900	1,800	1,800	3,600	7,200
Consulting	10,000	-	10,000	-	12,000
Legal - Organization costs	-	-	-	-	995
Other - general and administrative	2,635	1,401	6,249	3,239	14,425
Professional fees	3,685	1,500	10,585	1,500	18,885
Salaries	15,829	-	20,932	-	20,932
Travel expense	768	-	1,631	-	20,178
Website development cost	-	-	-	19,197	19,197
Total operating expenses	33,817	4,701	56,397	27,536	119,012
(Loss) from Operations	(21,557)	4,355	(35,399)	(18,480)	(78,861)
Other (Income) Expenses
Foreign currency transaction loss	61	50	193	77	270
Total Other (Income) Expenses, net	61	50	193	77	270
Provision for Income Taxes	-	-	-	-	-
Net (Loss)	$ (21,618)	$ 4,305	$ (35,592)	$ (18,557)	$ (79,131)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$ -	$ -	$ -	$ -

Weighted Average Common Shares Outstanding:
-Basic and Diluted	10,280,000	6,700,000	8,709,672	6,700,000

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ULTIMATE NOVELTY SPORTS INC. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) FOR THE PERIOD FROM INCEPTION (APRIL 23, 2010) THROUGH SEPTEMBER 30, 2012 (Unaudited)
				(Deficit) Accumulated During the Development Stage

			Additional Paid-in Capital
	Common stock
Description	Shares	Amount			Total

Balance - April 23, 2010	-	$ -	$ -	$ -	$ -
Common stock issued for cash at $0.001 per share	6,700,000	6,700	-	-	6,700
Net (loss) for the period	-	-	-	(20,687)	(20,687)
Balance - March 31, 2011	6,700,000	6,700	-	(20,687)	(13,987)

Net (loss) for the year	-	-	-	(22,852)	(22,852)
Balance - March 31, 2012	6,700,000	6,700	-	(43,539)	(36,839)

Common stock issued for cash at $0.01 per share	3,580,000	3,580	32,220	-	35,800
Net (loss) for the period	-	-	-	(35,592)	(35,592)
Balance – September 30, 2012	10,280,000	$ 10,280	$ 32,220	$ (79,131)	$ (36,631)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ULTIMATE NOVELTY SPORTS INC. (A DEVELOPMENT STAGE COMPANY) CONSOIDATED STATEMENTS OF CASH FLOWS (Unaudited)
			Cumulative From Inception (April 23, 2010) Through September 30, 2012
	Six Months Ended September 30, 2012	Six Months Ended September 30, 2011

Operating Activities:
Net (loss)	$ (35,592)	$ (18,557)	$ (79,131)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in Current Assets and Liabilities-
Accounts receivable	(10,798)	1,010	(10,798)
Prepaid expenses	1,500	-	-
Accounts payable and accrued liabilities	(5,794)	825	9,243
Payroll taxes payable	1,488	-	1,488
Net Cash (Used in) Operating Activities	(49,196)	(16,722)	(79,198)

Financing Activities:
Proceeds from issuance of common stock	35,800	-	42,500
Due to related parties	3,600	3,600	12,600
Loan payable - related parties	564	25,391	26,520
Net Cash Provided by Financing Activities	39,964	28,991	81,620
Net Increase in Cash	(9,232)	12,269	2,422
Cash - Beginning of Period	11,654	4,409	-
Cash - End of Period	$ 2,422	$ 16,678	$ 2,422

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ULTIMATE NOVELTY SPORTS INC.

(A Development Stage Company)

September 30, 2012

(Unaudited)

Notes to Consolidated Financial Statements

Note 1 – organization and operations

Ultimate Novelty Sports Inc.

Ultimate Novelty Sports Inc. (the “Company”) was incorporated under the laws of the State of Nevada on April 23, 2010.  The Company provides consulting services to the athletic facilities industry.  The Company offers a full range of consulting services, including start-up strategy development, membership pricing and management, operational analysis, marketing and public relations and staff training.

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

Principles of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company as of September 30, 2012 and 2011, for the three and six months ended September 30, 2012 and 2011 and cumulative from inception.  UNSI Canada is included as of September 30, 2012 and 2011 and for the period from May 6, 2010 (date of formation) through September 30, 2012.

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

At September 30, 2012 and 2011, there was no allowance for doubtful accounts. The Company does not have any off-balance-sheet credit exposure to its customers.

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

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company; b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d.principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

The Company derives its revenues from sales contracts with its customer with revenues being generated upon rendering of services.  Persuasive evidence of an arrangement is demonstrated via invoice; service is considered provided when the service is delivered to the customers; and the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive.

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

Substantially all of the Company’s operations are carried out via third party independent contractors in the Russia in U.S. Dollars.  UNSI Canada uses the U.S. Dollar as its reporting currency as well as its functional currency, however from time to time, UNSI Canada, incurs certain expenses in Canadian Dollars. The change in exchange rates between the U.S. Dollar and the Canadian Dollar, the currency in which a transaction is denominated increases or decreases the expected amount of reporting currency cash flows upon settlement of the transaction. That increase or decrease in expected reporting currency cash flows is a foreign currency transaction gain or loss that generally is included in determining net income (loss) for the period in which the exchange rate changes.

Income taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

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

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at September 30, 2012 and 2011.

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

There were no potentially dilutive shares outstanding as of September 30, 2012 and 2011.

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

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

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

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and non-public entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

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

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at September 30, 2012 and 2011, a net loss and net cash used in operating activities for the fiscal period then ended.

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

Note 4 – related party transactions

Consulting services from President and Chief Financial Officer

Consulting services provided by the President and Chief Financial Officer for the six months ended September 30, 2012 and 2011 were as follows:

	Six Months Ended September 30, 2012		Six Months Ended September 30, 2011

President	$1,800		$1,800
Chief Financial Officer	1,800		1,800
	$3,600	*	$3,600

* - A portion of consulting services directly related to sales provided by the President and Chief Financial Officer totaling $1,800 was reported  as cost of sales as of September 30, 2012.

During the year ended March 31, 2012, the President of the Company provided a $25,000 loan to the Company. The loan payable is payable on demand, unsecured, bears interest at 4.5% per annum (compounded yearly) and consists of $25,000 of principal, and $1,520 of accrued interest payable as of September 30, 2012.

Note 5 – stockholders’ equity (deficit)

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $.001 per share.

Common stock

On September 20, 2010, the Company sold 6,700,000 shares of its common stock at par to its directors for $6,700 in cash.

During the six months ended September 30, 2012, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. The Company has sold 3,580,000 common shares at $0.01 per share for total proceeds of $35,800 pursuant to this Registration Statement.

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

Our common stock has been quoted on the OTC Bulletin Board since August 29, 2012, under the symbol “UNOV”. It is DTC eligible effective October 4, 2012.

Results of Operations

For the Six months ended September 30, 2012 compared to the six months ended September 30, 2011

Our results of operations, as reported in our consolidated financial statements, incorporate results of operations of our wholly owned subsidiary Ultimate Novelty Sports (Canada) Inc. All significant intercompany balances and transactions have been eliminated on consolidation.

Revenue

We generate revenue from consulting and marketing services. As of September 30, 2012 we generated $46,229 in revenues since inception.

Our gross revenue for the six months ended September 30, 2012, was $22,798, compared to $9,056 for the same period in our fiscal 2012.  Our cost of revenues for the same period ended September 30, 2012, was $1,800 (September 30, 2012: $Nil) resulting in a gross profit of $20,998 (September 30, 2011: $9,056). The increase in revenues during the three months of our fiscal 2013 was attributable to the increase in sales of consulting and marketing services to new clients.

Operating Costs and Expenses

The major components of our expenses for the six months ended September 30, 2012 and 2011 are outlined in the table below:

	Six Months Ended September 30, 2012	Six Months Ended September 30, 2011	Increase (Decrease) %

Advertising	$ 5,200	$ -	N/A
Professional fees	10,585	1,500	605.67
Consulting	10,000	-	N/A
Officer compensation	1,800	3,600	(50.00)
Salaries	20,932	-	N/A
Other	6,249	3,239	92.93
Travel expense	1,631	-	N/A
Website development cost	-	19,197	N/A
	$ 56,397	$ 27,536

Total operating costs for the six months ended September 30, 2012 were at comparable level to the total operating costs for the six months ended September 30, 2011. However, during the six months ended September 30, 2012 we experienced an increase in advertising costs of $5,200, in professional fees of $9,085, in salaries of $20,932, in other general and administrative cost of $3,010 and an increase in travel expenses of $1,631. During the six months ended September 30, 2011 we spent most of our time and resources on development of our website www.ultimatenoveltysports.com and promotion of our services to potential customers. As a result, we incurred $19,197 in website development costs, an amount that represents 70% of our total operating costs for the period ended September 30, 2011.

The increase in our operating costs during the six months of our current fiscal year was due to an increase in our corporate activities, payroll expenses, an increase in expenses related to implementation of our business plan and an increase in professional fees associated with our reporting obligations under the Securities Exchange Act. A portion of professional and consulting fees were incurred by the company in relation to the listing of the company’s stock on the OTC Bulletin Board and obtaining its DTC eligibility. During the six months ended September 30, 2012 we hired full-time employees and spent $5,200 on advertising of our consulting and marketing services.

The President of the Company provides management consulting services to the Company. During the six months ended September 30, 2012, management consulting services of $900 (September 30, 2011: $1,800) were charged to operations. The Chief Financial Officer of the Company provides consulting services to the Company. During the six months ended September 30, 2012, consulting services of $900 (September 30, 2011: $1,800) were charged to operations. A portion of consulting services directly related to sales provided by the President and Chief Financial Officer totaling $1,800 was reported  as cost of sales as of September 30, 2012.

Other expenses represent bank charges, office expenses, rent and purchase of fitness products.

Liquidity and Capital Resources

Working Capital	Six Months Ended September 30, 2012	Year Ended March 31, 2012
Current Assets	$13,220	$13,154
Current Liabilities	$49,851	$49,993
Working Capital	$(36,631)	$(36,839)

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	Six Months Ended September 30, 2012	Six Months Ended September 30, 2011
Cash provided by (used in) operating activities	$(49,196)	$(16,722)
Cash used in investing activities	$-	$-
Cash provided by financing activities	$39,964	$28,991
Net increase (decrease) in cash	$(9,232)	$12,269

During the six months ended September 30, 2012 we have generated $22,798 in revenues. In addition, during the six months ended September 30, 2012, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. The Company had sold 3,580,000 common shares at $0.01 per share for total proceeds of $35,800 pursuant to this Registration Statement.

During the six months ended September 30, 2011, the President of the Company provided a $25,000 loan to the Company. The loan is payable on demand, unsecured, bears interest at 4.5% per annum (compounded yearly) and consists of $25,000 of principal, and $1,520 of accrued interest payable as of September 30, 2012.

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

Cash Flows from Operating Activities

Our cash used in operating activities of $(49,196) for the six months ended September 30, 2012 was primarily the result of our net income plus net result in changes of our assets and liabilities. Cash flows resulting from changes in assets and liabilities include an increase in accounts receivable, payroll taxes and a decrease in prepaid expenses and accounts payable and accrued liabilities. The increase in accounts receivable was mostly due to sales generated during the last month of the quarter ended September 30, 2012. The decrease in prepaid expenses was due to reduction of prepaid audit fees for the Year Ended March 31, 2012. During the second quarter of our fiscal 2013 the company paid some of its current accounts payable resulting in net reduction in accounts payable balances as of September 30, 2012. The increase in payroll taxes payable was due to an increase in payroll deductions retained by the company for the month of September of 2012 that were payable as of the end of the month. These payroll deductions were paid in October of 2012.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the six months ended September 30, 2012 and 2011.

Cash Flows from Financing Activities

During the six months ended September 30, 2012, the Company had sold 3,580,000 common shares at $0.01 per share for total proceeds of $35,800, pursuant to the Registration Statement on Form S-1 filed with Securities and Exchange Commission. In addition, we incurred $3,600 due to President and Chief Financial Officer for management consulting services rendered to the Company during the quarter and $564 in interest expense on the loan from the Company’s President.

During the six months ended September 30, 2011, the President of the Company provided a $25,000 loan to the Company. The loan payable is payable on demand, unsecured, bears interest at 4.5% per annum (compounded yearly) and consists of $25,000 of principal, and $1,520 of accrued interest payable as of September 30, 2012.

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

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Off Balance Sheet Arrangements

As of September 30, 2012, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

ITEM 6. EXHIBITS (Cont’d)

EXHIBIT

NUMBER                      DESCRIPTION

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

Date: October 31, 2012

ULTIMATE NOVELTY SPORTS INC.

By:	/s/ Larissa Zabelina
Larissa Zabelina
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Ultimate Novelty Sports Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Larissa Zabelina	President, C.E.O. and Director	October 31, 2012
Larissa Zabelina
/s/ Elena Mochkina	Treasurer, Secretary, C.F.O., Principal Accounting Officer, Principal Financial Officer and Director	October 31, 2012
Elena Mochkina