Form 10-Q
period 2012-12-31
Ultimate Novelty Sports Inc.
filed 2013-01-10
CIK 1538495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of January 9, 2013
Common Stock, $0.001 par value	10,280,000

ULTIMATE NOVELTY SPORTS INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 ULTIMATE NOVELTY SPORTS INC.

(A Development Stage Company)

December 31, 2012

(Unaudited)

Index to

Consolidated Financial Statements

ULTIMATE NOVELTY SPORTS INC. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS
	December 31, 2012	March 31, 2012

Current Assets:
Cash	$ 2,415	$ 11,654
Prepaid expenses	-	1,500
Total current assets	2,415	13,154

Total Assets	$ 2,415	$ 13,154

LIABILITIES AND STOCKHOLDER'S ( DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$ 21,020	$ 15,037
Due to related parties	14,400	9,000
Loan payable - related parties	26,803	25,956
Payroll taxes payable	1,472	-
Total current liabilities	63,695	49,993
Total liabilities	63,695	49,993

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized;
10,280,000 and 6,700,000 shares issued and outstanding as of December 31, 2012 and March 31, 2012 respectively	10,280	6,700
Additional paid-in capital	32,220	-
(Deficit) accumulated during the development stage	(103,780)	(43,539)
Total stockholders' (deficit)	(61,280)	(36,839)

Total Liabilities and Stockholder's (Deficit)	$ 2,415	$ 13,154

The accompanying notes to the consolidated financial statements are an integral part of these statements.

F-1

ULTIMATE NOVELTY SPORTS INC. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
					Cumulative From Inception (April 23, 2010) Through December 31, 2012
	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	Nine Months Ended December 31, 2012	Nine Months Ended December 31, 2011

Revenue	$ 14,452	$ 4,953	$ 37,250	$ 14,009	$ 60,681
Cost of Revenues	4,062	2,700	5,862	2,700	10,140
Gross Profit	10,390	2,253	31,388	11,309	50,541

Expenses:
General and administrative-
Advertising	-	-	5,200	-	5,200
Compensation - officers	900	(900)	2,700	2,700	8,100
Consulting	2,500	-	12,500	-	14,500
Legal - Organization costs	-	-	-	-	995
Other - general and administrative	2,774	1,182	9,023	4,421	17,199
Professional fees	12,198	2,500	22,783	4,000	31,083
Salaries	15,826	-	36,758	-	36,758
Travel expense	537	3,612	2,168	3,612	20,715
Website development cost	-	-	-	19,197	19,197
Total operating expenses	34,735	6,394	91,132	33,930	153,747
(Loss) from Operations	(24,345)	(4,141)	(59,744)	(22,621)	(103,206)
Other (Income) Expenses
Foreign currency transaction loss	304	(14)	497	63	574
Total Other (Income) Expenses, net	304	(14)	497	63	574
Provision for Income Taxes	-	-	-	-	-
Net (Loss)	$ (24,649)	$ (4,127)	$ (60,241)	$ (22,684)	$ (103,780)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$ -	$ -	$ -	$ -

Weighted Average Common Shares Outstanding:
-Basic and Diluted	10,280,000	6,700,000	9,235,018	6,700,000

The accompanying notes to the consolidated financial statements are an integral part of these statements. F-2

ULTIMATE NOVELTY SPORTS INC. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) FOR THE PERIOD FROM INCEPTION (APRIL 23, 2010) THROUGH DECEMBER 31, 2012 (Unaudited)
				(Deficit) Accumulated During the Development Stage

			Additional Paid-in Capital
	Common stock
Description	Shares	Amount			Total

Balance - April 23, 2010	-	$ -	$ -	$ -	$ -
Common stock issued for cash at $0.001 per share	6,700,000	6,700	-	-	6,700
Net (loss) for the period	-	-	-	(20,687)	(20,687)
Balance - March 31, 2011	6,700,000	6,700	-	(20,687)	(13,987)

Net (loss) for the year	-	-	-	(22,852)	(22,852)
Balance - March 31, 2012	6,700,000	6,700	-	(43,539)	(36,839)

Common stock issued for cash at $0.01 per share	3,580,000	3,580	32,220	-	35,800
Net (loss) for the period	-	-	-	(60,241)	(60,241)
Balance – December 31, 2012	10,280,000	$ 10,280	$ 32,220	$ (103,780)	$ (61,280)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ULTIMATE NOVELTY SPORTS INC. (A DEVELOPMENT STAGE COMPANY) CONSOIDATED STATEMENTS OF CASH FLOWS (Unaudited)
			Cumulative From Inception (April 23, 2010) Through December 31, 2012
	Nine Months Ended December 31, 2012	Nine Months Ended December 31, 2011

Operating Activities:
Net (loss)	$ (60,241)	$ (22,684)	$ (103,780)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in Current Assets and Liabilities-
Accounts receivable	-	(3,943)	-
Prepaid expenses	1,500	-	-
Accounts payable and accrued liabilities	5,983	(7,425)	21,020
Payroll taxes payable	1,472	-	1,472
Net Cash (Used in) Operating Activities	(51,286)	(34,052)	(81,288)

Financing Activities:
Proceeds from issuance of common stock	35,800	-	42,500
Due to related parties	5,400	5,400	14,400
Loan payable - related parties	847	25,675	26,803
Net Cash Provided by Financing Activities	42,047	31,075	83,703
Net Increase (Decrease) in Cash	(9,239)	(2,977)	2,415
Cash - Beginning of Period	11,654	4,409	-
Cash - End of Period	$ 2,415	$ 1,432	$ 2,415

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ULTIMATE NOVELTY SPORTS INC.

(A Development Stage Company)

December 31, 2012

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

Principles of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company as of December 31, 2012 and 2011, for the three and nine months ended December 31, 2012 and 2011 and cumulative from inception.  UNSI Canada is included as of December 31, 2012 and 2011 and for the period from May 6, 2010 (date of formation) through December 31, 2012.

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

At December 31, 2012 and 2011, there was no allowance for doubtful accounts. The Company does not have any off-balance-sheet credit exposure to its customers.

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

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at December 31, 2012 and 2011.

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

There were no potentially dilutive shares outstanding as of December 31, 2012 and 2011.

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

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at December 31, 2012 and 2011, a net loss and net cash used in operating activities for the fiscal period then ended.

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

Note 4 – related party transactions

Consulting services from President and Chief Financial Officer

Consulting services provided by the President and Chief Financial Officer for the nine months ended December 31, 2012 and 2011 were as follows:

	Nine Months Ended December 31, 2012		Nine Months Ended December 31, 2011

President	$2,700		$2,700
Chief Financial Officer	2,700		2,700
	$5,400	*	$5,400

       * - A portion of consulting services directly related to sales provided by the President and Chief Financial Officer totaling $2,700 was reported  as cost of sales as of December 31, 2012 and 2011

During the year ended March 31, 2012, the President of the Company provided a $25,000 loan to the Company. The loan payable is payable on demand, unsecured, bears interest at 4.5% per annum (compounded yearly) and consists of $25,000 of principal, and $1,803 of accrued interest payable as of December 31, 2012.

Note 5 – stockholders’ equity (deficit)

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $.001 per share.

Common stock

On September 20, 2010, the Company sold 6,700,000 shares of its common stock at par to its directors for $6,700 in cash.

During the nine months ended December 31, 2012, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. The Company has sold 3,580,000 common shares at $0.01 per share for total proceeds of $35,800 pursuant to this Registration Statement.

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

Results of Operations

For the Nine Months ended December 31, 2012 compared to the Nine Months ended December 31, 2011

Our results of operations, as reported in our consolidated financial statements, incorporate results of operations of our wholly owned subsidiary Ultimate Novelty Sports (Canada) Inc. All significant intercompany balances and transactions have been eliminated on consolidation.

Revenue

We generate revenue from consulting and marketing services. As of December 31, 2012 we generated $60,681 in revenues since inception.

Our gross revenue for the nine months ended December 31, 2012, was $37,250, compared to $14,009 for the same period in our fiscal 2012.  Our cost of revenues for the same period ended December 31, 2012, was $5,862 (December 31, 2012: $2,700) resulting in a gross profit of $31,388 (December 31, 2011: $11,309). The increase in revenues during the nine months of our fiscal 2013 was attributable to the increase in sales of consulting and marketing services to new clients.

Operating Costs and Expenses

The major components of our expenses for the nine months ended December 31, 2012 and 2011 are outlined in the table below:

	Nine Months Ended December 31, 2012	Nine Months Ended December 31, 2011	Increase (Decrease) %

Advertising	$ 5,200	$ -	N/A
Professional fees	22,783	4,000	469.58
Consulting	12,500	-	N/A
Officer compensation	2,700	2,700	-
Salaries	36,758	-	N/A
Other	9,023	4,421	104.09
Travel expense	2,168	3,612	(39.98)
Website development cost	-	19,197	N/A
	$ 91,132	$ 33,930

Total operating costs for the nine months ended December 31, 2012 were at comparable level to the total operating costs for the nine months ended December 31, 2011. However, during the nine months ended December 31, 2012 we experienced an increase in advertising costs of $5,200, in professional fees of $18,783, in salaries of $36,758 and in other general and administrative cost of $4,602. During the nine months ended December 31, 2011 we spent most of our time and resources on development of our website www.ultimatenoveltysports.com and promotion of our services to potential customers. As a result, we incurred $19,197 in website development costs, an amount that represents 56.6% of our total operating costs for the period ended December 31, 2011.

The increase in our operating costs during the nine months of our current fiscal year was due to an increase in our corporate activities, payroll expenses, an increase in expenses related to implementation of our business plan and an increase in professional fees associated with our reporting obligations under the Securities Exchange Act. A portion of professional and consulting fees were incurred by the company in relation to the listing of the company’s stock on the OTC Bulletin Board and obtaining its DTC eligibility. During the nine months ended December 31, 2012 we hired full-time employees and spent $5,200 on advertising of our consulting and marketing services.

The President of the Company provides management consulting services to the Company. During the nine months ended December 31, 2012, the Company incurred $2,700 in management consulting services (December 31, 2011: $2,700). The Chief Financial Officer of the Company provides consulting services to the Company. During the nine months ended December 31, 2012, the Company incurred $2,700 in consulting services (December 31, 2011: $2,700). A portion of consulting services directly related to sales provided by the President and Chief Financial Officer totaling $2,700 was reported  as cost of sales as of December 31, 2012 and 2011.

Other expenses represent bank charges, office expenses, rent and purchase of fitness products.

Liquidity and Capital Resources

Working Capital	Nine Months Ended December 31, 2012	Year Ended March 31, 2012
Current Assets	$2,415	$13,154
Current Liabilities	$63,695	$49,993
Working Capital	$(61,280)	$(36,839)

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	Nine Months Ended December 31, 2012	Nine Months Ended December 31, 2011
Cash provided by (used in) operating activities	$(51,286)	$(34,052)
Cash used in investing activities	$-	$-
Cash provided by financing activities	$42,047	$31,075
Net increase (decrease) in cash	$(9,239)	$(2,977)

During the nine months ended December 31, 2012 we have generated $37,250 in revenues. In addition, during the nine months ended December 31, 2012, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. The Company had sold 3,580,000 common shares at $0.01 per share for total proceeds of $35,800 pursuant to this Registration Statement.

During the nine months ended December 31, 2011, the President of the Company provided a $25,000 loan to the Company. The loan is payable on demand, unsecured, bears interest at 4.5% per annum (compounded yearly) and consists of $25,000 of principal, and $1,803 of accrued interest payable as of December 31, 2012.

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

Cash Flows from Operating Activities

Our cash used in operating activities of $(51,286) for the nine months ended December 31, 2012 was primarily the result of our net income plus net result in changes of our assets and liabilities. Cash flows resulting from changes in assets and liabilities include an increase in accounts payable, accrued liabilities and payroll taxes and a decrease in prepaid expenses. The decrease in prepaid expenses was due to reduction of prepaid audit fees for the Year Ended March 31, 2012. The increase in payroll taxes payable was due to an increase in payroll deductions retained by the company for the month of December of 2012 that were payable as of the end of the month. These payroll deductions were paid in January of 2013.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the nine months ended December 31, 2012 and 2011.

Cash Flows from Financing Activities

During the nine months ended December 31, 2012, the Company had sold 3,580,000 common shares at $0.01 per share for total proceeds of $35,800, pursuant to the Registration Statement on Form S-1 filed with Securities and Exchange Commission. In addition, during the nine-month period ended December 31, 2012, we incurred $5,400 due to President and Chief Financial Officer for management consulting services rendered to the Company  and $848 in interest expense on the loan from the Company’s President.

During the nine months ended December 31, 2011, the President of the Company provided a $25,000 loan to the Company. The loan payable is payable on demand, unsecured, bears interest at 4.5% per annum (compounded yearly) and consists of $25,000 of principal, and $1,803 of accrued interest payable as of December 31, 2012.

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

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Off Balance Sheet Arrangements

As of December 31, 2012, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Date: January 10, 2013

ULTIMATE NOVELTY SPORTS INC.

By:	/s/ Larissa Zabelina
Larissa Zabelina
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Ultimate Novelty Sports Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Larissa Zabelina	President, C.E.O. and Director	January 10, 2013
Larissa Zabelina
/s/ Elena Mochkina	Treasurer, Secretary, C.F.O., Principal Accounting Officer, Principal Financial Officer and Director	January 10, 2013
Elena Mochkina