Form 10-K
period 2013-03-31
Ultimate Novelty Sports Inc.
filed 2013-05-10
CIK 1538495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

or

[   ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ___________________________

Commission file number 333-179280

ULTIMATE NOVELTY SPORTS INC.
( Exact name of registrant as specified in its charter)

Nevada	45-4267181
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

371 Front Street West, Suite 245
Toronto, Ontario, Canada	M5V 3S8
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (647) 864-2684

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock	Over the Counter
$0.001 par value	Bulletin Board

Securities registered under Section 12(g) of the Exchange Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act   Yes [   ]   No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ x ]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ x ]   No [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this From 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter

As of May 9, 2013, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the price at which the common equity was sold, was approximately $35,800. As of May 9, 2013, the registrant had 10,280,000 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Articles of Incorporation, Bylaws, Subscription Agreement, Consulting Agreements, and Promissory Note are incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 1, 2012.

ULTIMATE NOVELTY SPORTS INC.

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

-  the uncertainty of profitability based upon our history of losses;

-  risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;

-  risks related to our international operations and currency exchange fluctuations; and

-  ther risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common stock” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, the “Company”, “Ultimate Novelty Sports” and “UNOV” mean Ultimate Novelty Sports Inc. and its subsidiary, unless otherwise indicated.

Item 1.    BUSINESS

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

Competition

The competition in the fitness center consulting industry is very intense. With a number of large corporations and small independent consultants available to fitness facilities for hire, we face intense competition for clients. There are a number of large international companies that have worked with Russian fitness facilities to provide them with consultation on everything from design to marketing and sales.

One such company is Optimal Design Systems International. They have worked with Gold’s Gym among others to design fitness facilities in Russia and provide consulting services.

There are local companies in larger cities in Russia that also provide fitness facility consulting. Among others, one such company is Fitness Service. They provide consulting services that include business plan preparation, marketing strategy development, sales consulting and gym design.

In addition to large companies, Russia has a number of independent consultants who offer similar services to ours. Among individuals who have worked in fitness facilities previously and now provide consulting services, a number of Olympic medalists have become fitness facility consultants upon their retirement from professional sports. Due to lower fees than larger corporations, independent consultants are more popular among smaller gyms and chains.

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

We do not own, either legally or beneficially, any patents or trademarks.

Research and Development Activities

Other than time spent researching our proposed business we have not spent any funds on research and development activities to date. We do not currently plan to spend any funds on research and development activities in the future.

Compliance with Environmental Laws

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that impact issues specific to our business.

Employees

We have two full-time employees at the present time, consisting of Larissa Zabelina, our Chief Executive Officer, and Elena Mochkina, our Chief Financial Officer, Secretary and Treasurer.  Our officers and directors are responsible for planning, developing and operational duties, and will continue to do so throughout the early stages of our growth.

Reports to Securities Holders

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. RISK FACTORS

Our auditors have issued a going concern opinion meaning there is substantial uncertainty whether we will continue operations.

Our auditors have issued a going concern opinion in their report dated May 7, 2013. This means that, as of the time of the opinion, there was substantial doubt that we could continue as an ongoing business for the next twelve months. We have generated $41,888 in revenue for the year ended March 31, 2013 (March 31, 2012: $22,421). Further, we posted a net loss of $62,029 for the year ended March 31, 2013 (March 31, 2012: $22,852). These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans for our continued existence include selling additional stock and borrowing additional funds to pay overhead expenses.  Our future success is dependent upon our ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that we will be able to generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds.  Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and its ability to continue in existence. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We face intense competition in our industry. If we are unable to compete successfully, our business will be seriously harmed.

The fitness consulting market is highly competitive and has relatively low barriers to entry. Our competitors vary in size and in the variety of services they offer. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and an established client base. These competitors may be able to devote greater resources to the promotion and sales of their services than we can. If we fail to compete successfully against our competitors our business could be harmed.

Our business relies on our ability to attract new customers. If we are unable to attract new customers, our business will fail.

Our future growth is dependent on our ability to attract new customers and our ability to sell additional services to our existing customers. We rely on online marketing and referrals from existing customers and other business associates to attract new customers. We also rely on selling additional services to our new or existing clients for additional revenue. If we are unable to attract new customers or sell additional services to our existing customers, our revenue will likely decline and our business will fail.

We could be subject to product liability, personal injury or other litigation claims which could have an adverse effect on our business, financial condition and result of operations.

As part of our plan of operations over the next twelve months, we plan on expanding our service offerings to become a dealer of specialized commercial fitness equipment. The products we plan on selling may expose the company to a risk of product liability claims. Purchasers of our products, or their employees or customers, could be injured or suffer property damage from exposure to, or defects in, products we intend to supply, and we could be subject to claims, including product liability or personal injury claims.  With respect to product liability claims, the Company will seek contractual indemnification and insurance coverage from parties supplying its products,  but this  indemnification or  insurance  coverage is limited, as a practical matter,  to the  creditworthiness  of the indemnifying party and the policy  limits of any insurance  provided by  suppliers.

If we will not have adequate insurance or contractual indemnification available, product liability relating to defective products could have an adverse effect on our business, financial condition, results of operations or cash flows.

We will not be required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act until the end of the second fiscal year reported upon in our second annual report on form 10-k.

The Sarbanes-Oxley Act of 2002 and the new rules subsequently implemented by the Securities and Exchange Commissions, the Financial Industry Regulatory Authority (“FINRA”) and the Public Company Accounting Oversight Board have imposed various new requirements on public companies, including requiring changes in corporate governance practices.

We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These costs could affect profitability and our results of operations.

We are in the process of determining whether our existing internal controls over financial reporting systems are compliant with Section 404. We will not be required to conduct the evaluation of effectiveness of our internal controls until the end of the fiscal year reported upon in our second annual report on Form 10-K. In addition, because we are a smaller reporting company, we are not required to obtain the auditor attestation of management’s evaluation of internal controls over financial reporting. If we obtain and disclose such reports we could continue doing so at our discretion so long as we remain a smaller reporting company.

This process of internal control evaluation and attestation may divert internal resources and will take a significant amount of time, effort and expense to complete. If it is determined that we are not in compliance with Section 404, we may be required to implement new internal control procedures and re-evaluate our financial reporting. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results, which could adversely affect our ability to comply with our periodic reporting obligations under the Exchange Act.

We lack an operating history. There is no assurance our future operations will result in profitable revenues.  If we cannot generate sufficient revenues to operate profitably, our business will fail.

We were incorporated on April 23, 2010, have realized $65,319 in revenues and incurred $159,245 in operating costs since inception.  As of March 31, 2013, we had $105,568 deficit accumulated during the development stage. We have a limited operating history upon which an evaluation of our future success or failure can be made.  Based upon current plans, we expect to continue generating revenues. However, our revenues may not be sufficient to cover our operating costs.  We cannot guarantee that we will be successful in generating significant revenues in the future.  Failure to achieve a sustainable sales level will cause us to go out of business.

We depend on key personnel.

Our future  success  will  depend  in  part  on the  continued  service  of key personnel,  particularly, Larissa Zabelina, our  President, Chief Executive Officer and Director and Elena Mochkina, our Chief Financial Officer and Director.  If any of our directors and officers choose to leave the company, we will face significant difficulties in attracting potential candidates for replacement of our key personnel due to our limited financial resources and operating history. In addition, the loss of any key employees or the inability to attract or retain qualified personnel could delay our plan of operations and harm our ability to provide services to our current customers and harm the market’s perception of us.

 Our officers, directors, consultants and advisors are not obligated to commit their time and attention exclusively to our business and therefore they may encounter conflicts of interest with respect to the allocation of time and business opportunities between our operations and those of other businesses.

Our directors are not obligated to commit their time and attention exclusively to our business and, accordingly, they may encounter conflicts of interest in allocating their own time, or any business opportunities which they may encounter, between our operations and those of other businesses.

Currently, Larissa Zabelina, our President, and Director, and Elena Mochkina our Treasurer, Chief Financial Officer and Director each commit between 25% and 50% of their time to our business in their capacities as officers and directors. Nevertheless, if the execution of our business plan demands more time than is currently committed by any of our officers, directors, consultants or advisors, they will be under no obligation to commit such additional time, and their failure to do so may adversely affect our ability to carry on our business and successfully execute our business plan.

Additionally, all of our officers and directors, in the course of their other business activities, may become aware of investments, business opportunities, or information which may be appropriate for presentation to us as well as to other entities to which they owe a fiduciary duty. They may also in the future become affiliated with entities that are engaged in business or other activities similar to those we intend to conduct. As a result, they may have conflicts of interest in determining to which entity particular opportunities or information should be presented. If, as a result of such conflict, we are deprived of investment, business or information, the execution of our business plan and our ability to effectively compete in the marketplace may be adversely affected.

No member of our Board of Directors is considered an audit committee financial expert. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Our Board of Directors is relatively inexperienced with U.S. GAAP and the related internal control procedures required of U.S. public companies. Although our Chief Financial Officer is experienced in accounting requirements and procedures generally accepted in the Russian Federation, management has determined that she requires additional training and assistance in U.S. GAAP matters. Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions. Finally, we have not established an Audit Committee of our Board of Directors.

We are a development stage company with limited resources. Therefore, we cannot assure investors that we will be able to maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. For these reasons, we  are considering the costs and benefits associated with improving and documenting our disclosure controls and procedures and internal controls and procedures, which includes (i) hiring additional personnel with sufficient U.S. GAAP experience and (ii) implementing ongoing training in U.S. GAAP requirements for our CFO and accounting and other finance personnel.  If the results of these efforts are not successful, or if material weaknesses are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.

Holders of our common stock may have limited recourse against us and our directors and executive officers because all of our directors and all of our executive officers reside outside the United States.

All of our directors and all of our executive officers reside outside the United States. The assets of all of our directors and executive officers are located outside the United States. As a result, holders of our common stock may be limited in their ability to effect service of process within the United States upon our directors and executive officers or to enforce in a U.S. court a judgment obtained against our directors and executive officers in jurisdictions outside the United States, including actions under the civil liability provisions of U.S. securities laws. In addition, it may be difficult for holders of our common stock to enforce, in original actions brought in courts in jurisdictions outside the United States, liabilities predicated upon U.S. securities laws.

We do not intend to pay dividends in the foreseeable future. Any return on investment may be limited to the value of our common stock.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future.  To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may likely prohibit the payment of a dividend.  Because we do not intend to declare dividends, any gain on an investment in Ultimate Novelty Sports Inc. will need to come through appreciation of the stock’s price.

Because our Directors own 65.18% of our outstanding common stock they could make and control corporate decisions that may be disadvantageous to other minority shareholders.

Our Directors own 65.18% of the outstanding shares of our common stock as of the date of this report.  Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets.  They will also have the power to prevent or cause a change in control.  The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

There is limited public (trading) market for our common stock; therefore, our investors may not be able to sell their shares.

Our common stock is quoted on the OTC Bulletin Board under the symbol “UNOV”. We can provide no assurance that any market for our common stock will ever develop.  As a result, stockholders may be unable to liquidate their investments, or may encounter considerable delay in selling shares of our common stock.

 A trading market may not develop in the future, and if one does develop, it may not be sustained.  If an active trading market does develop, the market  price of our  common  stock is  likely to be highly volatile due to, among other  things,  the nature of our business and because we are a new public company with a limited operating  history.  Further, even if a public market develops, the volume of trading in our common stock will presumably be limited and likely be dominated by a few individual stockholders.  The limited volume, if any, will make the price of our common stock subject to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time.

The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

      -   variations in our quarterly operating results;

     -    changes in general economic conditions;

     -    loss of a major customer, partner or joint venture participant; and

     -    the addition or loss of key managerial and collaborative personnel.

The equity markets have, on occasion,  experienced  significant price and volume fluctuations that have affected the market prices for many companies' securities and that  have  often  been  unrelated  to the  operating  performance  of these companies.

Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance.  As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

 You could be diluted from our future issuance of capital stock and derivative securities.

As of March 31, 2013, we had 10,280,000 shares of common stock outstanding and no shares of preferred stock outstanding.  We are authorized to issue up to 75,000,000 shares of common stock and no shares of preferred stock.  To the extent of such  authorization,  our Board of  Directors  will have the  ability, without seeking stockholder approval, to issue additional shares of common stock or  preferred  stock  in the  future  for  such  consideration  as the  Board of Directors may consider  sufficient.  The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

The application of the “Penny Stock” rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares.  The Securities and Exchange Commission has adopted Rule 3A51-1, which establishes the definition of a “Penny Stock,” for the purposes relevant to us, as any equity security that has market price of less than $5.00 per share or within an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, Rule 15G-9 require:

      -   that a broker or dealer approve a person's account for transactions in penny stocks; and

      -   the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and  quantity of the penny stock to be purchased.

 In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

      -   obtain financial information and investment experience objectives of the person; and

      -   make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has  sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

     -   sets forth the basis on which the broker or dealer made the suitability determination; and

     -   that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

 You may face significant restrictions on the resale of your shares due to state “Blue Sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (1) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (2) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or it must be exempt from registration. The applicable broker-dealer must also be registered in that state.

We do not know whether our securities will be registered or exempt from registration under the laws of any state. A determination regarding registration will be made by those broker-dealers, if any, who agree to serve as market makers for our common stock. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. You should therefore consider the resale market for our common stock to be limited, as you may be unable to resell your shares without the significant expense of state registration or qualification.

Item 2.        PROPERTIES

We do not hold ownership or leasehold interest in any property and pay our office rent on a monthly basis.

Item 3.        LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4.        MINE SAFETY DISCLOSURES (NOT APPLICABLE)

PART II

Item 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since August 29, 2012, under the symbol “UNOV”. It is DTC eligible effective October 4, 2012.

Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

Holders.

As of March 31, 2013, there were 35 record holders of 10,280,000 shares of the Company's common stock.

Dividends.

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent sales of unregistered securities.

There were no sales of unregistered securities during the years ended March 31, 2013 and 2012.

During the year ended March 31, 2011, we completed an offering of 6,700,000 shares of our common stock at a price of $0.001 per share to our Directors Larissa Zabelina (3,500,000) and Elena Mochkina (3,200,000).  The total amount received from this Offering was $6,700.  We completed this offering pursuant to Regulation S of the Securities Act.

The offer and sale of all shares of our common stock listed above were affected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Regulation S promulgated under the Securities Act.

The investor acknowledged the following: subscriber is not a United States Person, nor is the subscriber acquiring the shares directly or indirectly for the account or benefit of a United States Person. None of the funds used by the subscriber to purchase the units have been obtained from United States Persons.  For purposes of the Subscription Agreement, “United States Person” within the meaning of U.S. tax laws, means a citizen or resident of the United States, any former U.S. citizen subject to Section 877 of the Internal Revenue Code, any corporation, or partnership organized or existing under the laws of the United States of America or any state, jurisdiction, territory or possession thereof and any estate or trust the income of which is subject to U.S. federal income tax irrespective of its source, and within the meaning of U.S. securities laws, as defined in Rule 902(o) of Regulation S, means: (i) any natural person resident in the United States; (ii) any partnership or corporation organized or incorporated under the laws of the United States; (iii) any estate of which any executor or administrator is a U.S. person; (iv) any trust of which any trustee is a U.S. person; (v) any agency or branch of a foreign entity located in the United States; (vi) any non-discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary for the benefit or account of a U.S. person;  (vii) any discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary organized, incorporated, or (if an individual) resident in the United States; and (viii) any partnership or corporation if organized under the laws of any foreign jurisdiction, and formed by a U.S. person principally for the purpose of investing in securities not registered under the Securities Act, unless it is organized or incorporated, and owned, by accredited investors (as defined in Rule 501(a)) who are not natural persons, estates or trusts.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended March 31, 2013 and 2012.

Item 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

Results of Operations

For the year ended March 31, 2013 compared to the year ended March 31, 2012

Our results of operations, as reported in our consolidated financial statements, incorporate results of operations of our wholly owned subsidiary Ultimate Novelty Sports (Canada) Inc. All significant intercompany balances and transactions have been eliminated on consolidation.

Revenue

We generate revenue from consulting and marketing services. As of March 31, 2013 we generated $65,319 in revenues since inception. Our gross revenue for the year ended March 31, 2013, was $41,888 compared to $22,421 in our fiscal 2012.  Our cost of revenues for the year ended March 31, 2013, was $6,762 (March 31, 2012: $3,600) resulting in a gross profit of $35,126 (March 31, 2012: $18,821). The increase in revenues during our fiscal 2013 was attributable to the increase in sales of consulting and marketing services to new clients.

Operating Costs and Expenses

The major components of our expenses for the years ended March 31, 2013 and 2012 are outlined in the table below:

	Year Ended March 31, 2013	Year Ended March 31, 2012	Increase (Decrease) %

Advertising	$ 5,200	$ -	N/A
Professional fees	24,883	5,800	329.02
Consulting	12,500	-	N/A
Officer compensation	3,600	3,600	-
Salaries	36,758	-	N/A
Other	11,521	7,135	61.47
Travel expense	2,168	5,864	(63.03)
Website development cost	-	19,197	N/A
	$ 96,630	$ 41,596

Total operating costs for the year ended March 31, 2013 were at comparable level to the total operating costs for the year ended March 31, 2012. However, during the year ended March 31, 2013 we experienced an increase in advertising costs of $5,200, in professional fees of $19,083, in salaries of $36,758 and in other general and administrative costs of $4,386. During the year ended March 31, 2012 we spent most of our time and resources on development of our website www.ultimatenoveltysports.com and promotion of our services to potential customers. As a result, we incurred $19,197 in website development costs, an amount that represents 46.15% of our total operating costs for the year ended March 31, 2012.

The increase in our operating costs during the year ended March 31, 2013 was due to an increase in our corporate activities, payroll expenses, an increase in expenses related to implementation of our business plan and an increase in professional fees associated with our reporting obligations under the Securities Exchange Act. A portion of professional and consulting fees were incurred by the company in relation to the listing of the company’s stock on the OTC Bulletin Board and obtaining its DTC eligibility. During the year ended March 31, 2013 we incurred $36,758 in salaries (March 31, 2012: $Nil) and spent $5,200 (March 31, 2012: $Nil) on advertising of our consulting and marketing services.

The President of the Company provides management consulting services to the Company. During the year ended March 31, 2013, the Company incurred $3,600 in management consulting expenses (March 31, 2012: $3,600). The Chief Financial Officer of the Company provides consulting services to the Company. During the year ended March 31, 2013, the Company incurred $3,600 in consulting services (March 31, 2012: $3,600). A portion of consulting services directly related to sales provided by the President and Chief Financial Officer totaling $3,600 was reported  as cost of sales as of March 31, 2013 and 2012.

Other expenses represent bank charges, office expenses, rent and purchase of fitness products.

Liquidity and Capital Resources

Working Capital	Year Ended March 31, 2013	Year Ended March 31, 2012
Current Assets	$4,756	$13,154
Current Liabilities	$67,824	$49,993
Working Capital	$(63,068)	$(36,839)

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	Year Ended March 31, 2013	Year Ended March 31, 2012
Cash provided by (used in) operating activities	$(51,023)	$(25,911)
Cash used in investing activities	$-	$-
Cash provided by financing activities	$44,125	$33,156
Net increase (decrease) in cash	$(6,898)	$7,245

During the year ended March 31, 2013 we have generated $41,888 in revenues. In addition, during the year ended March 31, 2013, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. The Company had sold 3,580,000 common shares at $0.01 per share for total proceeds of $35,800 pursuant to this Registration Statement.

During the year ended March 31, 2012, the President of the Company provided a $25,000 loan to the Company. The loan is payable on demand, unsecured, bears interest at 4.5% per annum (compounded yearly) and consists of $25,000 of principal, and $2,081 of accrued interest payable as of March 31, 2013.

We anticipate that for the next 12 months we will be generating cash from the same revenue stream, consulting services. We intend to increase our revenues by offering other services to our existing clients, including marketing, sale of fitness equipment and accessories. These services will provide additional cash inflow for our working capital. There is no guarantee that our clients will sign up for one or more of these services. In this case we will continue providing our consulting services while working on expansion of our client base.

Cash Flows from Operating Activities

Our cash used in operating activities of $(51,023) for the year ended March 31, 2013 was primarily the result of our net income plus net result in changes of our assets and liabilities. Cash flows resulting from changes in assets and liabilities include an increase in accounts payable, accrued liabilities and a decrease in prepaid expenses. The decrease in prepaid expenses was due to a reduction in prepaid audit fees for the Year Ended March 31, 2012.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the year ended March 31, 2013 and 2012.

Cash Flows from Financing Activities

During the year ended March 31, 2013, the Company had sold 3,580,000 common shares at $0.01 per share for total proceeds of $35,800, pursuant to the Registration Statement on Form S-1 filed with Securities and Exchange Commission. In addition, during the year ended March 31, 2013, we incurred $7,200 (March 31, 2012: $7,200) due to President and Chief Financial Officer for management consulting services rendered to the Company and $1,125 in interest expense on the loan from the Company’s President.

During the year ended March 31, 2012, the President of the Company provided a $25,000 loan to the Company. The loan payable is payable on demand, unsecured, bears interest at 4.5% per annum (compounded yearly) and consists of $25,000 of principal, and $2,081 of accrued interest payable as of March 31, 2013.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ULTIMATE NOVELTY SPORTS INC.

MARCH 31, 2013

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Ultimate Novelty Sports Inc.

Toronto, Canada

I have audited the accompanying consolidated balance sheets of Ultimate Novelty Sports Inc. (a development stage company) as of March 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' (deficit) and cash flows for the years then ended, and for the period from April 23, 2010 (inception) through March 31, 2013. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ultimate Novelty Sports Inc. as of as of March 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended, and for the period from April 23, 2010 (inception) through March 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements the Company has suffered a loss from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado                                                               /s/Ronald R. Chadwick, P.C.

May 7, 2013                                                                      RONALD R. CHADWICK, P.C.

ULTIMATE NOVELTY SPORTS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	March 31,
	2013	2012
Current Assets:
Cash	$ 4,756	$ 11,654
Prepaid expenses	-	1,500
Total current assets	4,756	13,154
Total Assets	$ 4,756	$ 13,154

LIABILITIES AND STOCKHOLDER'S ( DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$ 24,543	$ 15,037
Due to related parties	16,200	9,000
Loan payable - related parties	27,081	25,956
Total current liabilities	67,824	49,993
Total liabilities	67,824	49,993

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized;
10,280,000 and 6,700,000 shares issued and outstanding as of March 31, 2013 and March 31, 2012 respectively	10,280	6,700
Additional paid-in capital	32,220	-
(Deficit) accumulated during the development stage	(105,568)	(43,539)
Total stockholders' (deficit)	(63,068)	(36,839)
Total Liabilities and Stockholder's (Deficit)	$ 4,756	$ 13,154

The accompanying notes to the consolidated financial statements are an integral part of these statements.

F-2

ULTIMATE NOVELTY SPORTS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative
	Year	Year	From Inception
	Ended	Ended	(April 23, 2010)
	March 31,	March 31,	Through March 31,
	2013	2012	2013

Revenue	$ 41,888	$ 22,421	$ 65,319
Cost of Revenues	6,762	3,600	11,040
Gross Profit	35,126	18,821	54,279

Expenses:
General and administrative-
Advertising	5,200	-	5,200
Compensation - officers	3,600	3,600	9,000
Consulting	12,500	-	14,500
Legal - Organization costs	-	-	995
Other - general and administrative	11,521	7,135	19,697
Professional fees	24,883	5,800	33,183
Salaries	36,758	-	36,758
Travel expense	2,168	5,864	20,715
Website development cost	-	19,197	19,197
Total operating expenses	96,630	41,596	159,245
(Loss) from Operations	(61,504)	(22,775)	(104,966)
	-	-
Other (Income) Expenses
Foreign currency transaction loss	525	77	602
Total Other (Income) Expenses, net	525	77	602
Provision for Income Taxes	-	-	-

Net (Loss)	$ (62,029)	$ (22,852)	$ (105,568)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$ (0.01)	$ -

Weighted Average Common Shares Outstanding:
-Basic and Diluted	9,492,685	6,700,000

The accompanying notes to the consolidated financial statements are an integral part of these statements.

F-3

ULTIMATE NOVELTY SPORTS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
FOR THE PERIOD FROM INCEPTION (APRIL 23, 2010)
THROUGH MARCH 31, 2013

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Total

Balance - April 23, 2010	-	$ -	$ -	$ -	$ -
Common stock issued for cash at $0.001 per share	6,700,000	6,700	-	-	6,700
Net (loss) for the period	-	-	-	(20,687)	(20,687)
Balance - March 31, 2011	6,700,000	6,700	-	(20,687)	(13,987)

Net (loss) for the year	-	-	-	(22,852)	(22,852)
Balance - March 31, 2012	6,700,000	6,700	-	(43,539)	(36,839)

Common stock issued for cash at $0.01 per share	3,580,000	3,580	32,220	-	35,800
Net (loss) for the year	-	-	-	(62,029)	(62,029)
Balance - March 31, 2013	10,280,000	$ 10,280	$ 32,220	$ (105,568)	$ (63,068)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

F-4

ULTIMATE NOVELTY SPORTS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOIDATED STATEMENTS OF CASH FLOWS

			Cumulative
	Year	Year	From Inception
	Ended	Ended	(April 23, 2010)
	March 31,	March 31,	Through March 31,
	2013	2012	2013

Operating Activities:
Net (loss)	$ (62,029)	$ (22,852)	$ (105,568)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in Current Assets and Liabilities-
Accounts receivable	-	1,010	-
Prepaid expenses	1,500	(1,500)	-
Accounts payable and accrued liabilities	9,506	(2,569)	24,543
Net Cash (Used in) Operating Activities	(51,023)	(25,911)	(81,025)

Financing Activities:
Proceeds from issuance of common stock	35,800	-	42,500
Due to related parties	7,200	7,200	16,200
Loan payable - related parties	1,125	25,956	27,081
Net Cash Provided by Financing Activities	44,125	33,156	85,781
Net Increase (Decrease) in Cash	(6,898)	7,245	4,756

Cash - Beginning of Period	11,654	4,409	-
Cash - End of Period	$ 4,756	$ 11,654	$ 4,756

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes to the consolidated financial statements are an integral part of these statements.

F-5

ULTIMATE NOVELTY SPORTS INC.

(A Development Stage Company)

March 31, 2013

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

Note 2 – summary of significant accounting policies

Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company as of March 31, 2013 and 2012 and cumulative from inception.  UNSI Canada is included as of March 31, 2013 and 2012 and for the period from May 6, 2010 (date of formation) through March 31, 2013.  All intercompany balances and transactions have been eliminated.

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of computer equipment; income tax rate, income tax provision and valuation allowance of deferred tax assets; its wholly-owned subsidiary’s functional currency and foreign currency exchange rate; andthe assumption that the Company will continue as a going concern.

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

At March 31, 2013 and 2012, there was no allowance for doubtful accounts. The Company does not have any off-balance-sheet credit exposure to its customers.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved; b.  description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. mounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at March 31, 2013 and 2012.

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

There were no potentially dilutive shares outstanding as of March 31, 2013 and 2012.

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

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at March 31, 2013 and 2012, a net loss and net cash used in operating activities for the fiscal period then ended.

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

Note 4 – related party transactions

Consulting services from President and Chief Financial Officer

Consulting services provided by the President and Chief Financial Officer for the years ended March 31, 2013 and 2012 were as follows:

	Year Ended March 31, 2013		Year Ended March 31, 2012

President	$3,600		$3,600
Chief Financial Officer	3,600		3,600
	$7,200	*	$7,200	*

* - A portion of consulting services directly related to sales provided by the President and Chief Financial Officer totaling $3,600 was reported  as cost of sales as of March 31, 2013 and 2012.

During the year ended March 31, 2012, the President of the Company provided a $25,000 loan to the Company. The loan payable is payable on demand, unsecured, bears interest at 4.5% per annum (compounded yearly) and consists of $25,000 of principal, and $2,081 of accrued interest payable as of March 31, 2013.

Note 5 – stockholders’ equity (deficit)

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $.001 per share.

Common stock

On September 20, 2010, the Company sold 6,700,000 shares of its common stock at par to its directors for $6,700 in cash.

During the nine year ended March 31, 2013, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. The Company has sold 3,580,000 common shares at $0.01 per share for total proceeds of $35,800 pursuant to this Registration Statement.

Note 6 – income tax

Deferred tax assets

At March 31, 2013, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $105,568 that may be offset against future taxable income through 2032.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $15,835, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

Components of deferred tax assets at March 31, 2013 and 2012 are as follows:

	March 31, 2013	March 31, 2012
Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry-forwards	$15,835	$6,531
Less valuation allowance	(15,835)	(6,531)
Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the consolidated statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	Year Ended March 31, 2013	Year Ended March 31, 2012

Federal statutory income tax rate	15.0%	15.0%
Change in valuation allowance on net operating loss carry-forwards	(15.0)%	(15.0)%
Effective income tax rate	0.0%	0.0%

Note 7 - foreign operations

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

Note 8 – subsequent events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2013 fiscal year.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control.  A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the year covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Position
Larissa Zabelina	President, Chief Executive Officer, and Director
Elena Mochkina	Chief Financial Officer, Secretary, Treasurer and Director

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. At the present time, members of the board of directors are not compensated for their services to the board.

Biographical Information Regarding Officers and Directors

Larissa Zabelina. Mrs. Zabelina studied kinesiology at the International College of Applied Kinesiology and business management. For the past five years, she has operated a personal training business OOO “Zabelina Fitnes” as well as consulted part-time for corporate fitness centers. Mrs. Zabelina has an extensive knowledge of the fitness industry in Russia and has experience with running a business in the industry, as well as managing employees, negotiating contracts, sales and marketing.

Elena Mochkina. Mrs. Mochkina studied financial management and accounting in Moscow. She has a keen interest in the personal fitness field and is an avid runner and cross-country skier. For the past 5 years she has worked as an independent contractor providing accounting services through her company OOO”EM Ofis Plyus” to private companies in Moscow. None of her current and former clients is a parent, subsidiary or other affiliate of Ultimate Novelty Sports Inc. Mrs. Mochkina has experience with the financial side of operating a business, especially budgeting, payroll, financial statement preparation and forecasting.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on obtaining financing for the company. We expect to adopt a code by the end of the current fiscal year.

Item 11:   EXECUTIVE COMPENSATION

Compensation of Officers

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2013 and 2012 awarded to, earned by or paid to our executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension
							Value &
							Non-quali-
						Non-Equity	fied
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position [1]	Year	($)*	($)	($)	($)	(S)	($)	($)*	($)
Larissa Zabelina	2013	0	0	0	0	0	0	3,600	3,600
President, CEO	2012	0	0	0	0	0	0	3,600	3,600

Elena Mochkina, CFO,	2013	0	0	0	0	0	0	3,600	3,600
Treasurer, Secretary	2012	0	0	0	0	0	0	3,600	3,600

* -    The company's president and chief financial officer provided consulting services to the company as per unwritten arrangements with the company at $300 per month starting January 1, 2011. These services include: overseeing daily operations; identifying new customers, corresponding with customers, vendors, business partners, professional firms and regulatory authorities; monitoring the company’s reporting and compliance activities. The arrangements had been formalized by written agreements on May 15, 2012.

Retirement, Resignation or Termination Plans

We sponsor no plan, whether written or verbal, that would provide compensation or benefits of any type to an executive upon retirement, or any plan that would provide payment for retirement, resignation, or termination as a result of a change in control of our company or as a result of a change in the responsibilities of an executive following a change in control of our company.

Directors’ Compensation

The persons who served as members of our board of directors, including executive officers, did not receive any compensation for services as directors for 2013 and 2012.

Option Exercises and Stock Vested

There were no options exercised or stock vested during the years ended March 31, 2013 and 2012.

Pension Benefits and Nonqualified Deferred Compensation

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

GRANTS OF PLAN BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards; Number of Shares of Stock or Units (#)	All Other Option Awards; Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
-	-	-	-	-	-	-	-	-	-	-	-

There were no other stock based awards under the 2013 and 2012 Stock Incentive Plan.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of March 31, 2013.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Larissa Zabelina Chief Executive Officer, President	—	—	—	$—	—	—	—	—	—
Elena Mochkina Chief Financial Officer, Treasurer	—	—	—	$—	—	—	—	—	—
Secretary

Item 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND   RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2013 and as of the date of this Report: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of March 31, 2013, there were 10,280,000 shares of our common stock outstanding:

	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Title of Class	Directors and Officers:	(1)%

Common	Larissa Zabelina, CEO, President and Director	3,500,000	34.05

Common	Elena Mochkina, CFO, Treasurer, Secretary and Director	3,200,000	31.13

Common	All executive officers and directors as a group (2 persons)	6,700,000	65.18

(1)     Applicable percentage of ownership is based on 10,280,000 shares of common stock outstanding on March 31, 2013.

Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of March 31, 2013, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2013, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Our common stock is our only issued and outstanding class of securities eligible to vote.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Consulting services provided by the President and Chief Financial Officer, accrued as compensation – officers and cost of revenues for the fiscal years ended March 31, 2013 and 2012 were as follows:

	Year Ended March 31, 2013	Year Ended March 31, 2012

Larissa Zabelina, President
- Cost of revenue	$ 3,600	$ 3,600
- Officer compensation	3,600	3,600
	$ 7,200	$ 7,200

Elena Mochkina, CFO
- Cost of revenue	$ 3,600	$ 3,600
- Officer compensation	3,600	3,600
	$ 7,200	$ 7,200

We  have  not  entered  into  any transactions  with  our   officers, directors,   persons   nominated  for  these positions, beneficial owners of 5%  or  more  of  our  common  stock, or  family members of these persons wherein the amount involved  in  the  transaction  or a series of similar transactions exceeded $60,000.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests.  In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose her interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

Director Independence

Our common stock is quoted on the OTC bulletin board interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our director, Larissa Zabelina, is also our chief executive officer; our director Elena Mochkina is also our chief financial officer. As a result, none of our directors is independent.

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended March 31, 2013, and 2012, we engaged Ronald R. Chadwick, P.C., as our independent auditor.  For the years ended March 31, 2013, and 2012, we incurred fees as discussed below:

	Fiscal Year Ended
	March 31, 2013	March 31, 2012

Audit fees	$7,750	$6,500
Audit – related fees	Nil	Nil
Tax fees	500	500
All other fees	Nil	Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and review of our quarterly financial statements.  Tax fees represent fees related to preparation of our corporation income tax returns.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants.  These services may include audit services, audit-related services, tax services and other services.  Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations.  In addition, the audit committee may also pre-approve particular services on a case-by-case basis.  Our audit committee approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

Item 15.  EXHIBITS

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

Date: May 9, 2013

ULTIMATE NOVELTY SPORTS INC.

By:	/s/ Larissa Zabelina
Larissa Zabelina
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Ultimate Novelty Sports Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Larissa Zabelina	President, C.E.O. and Director	May 9, 2013
Larissa Zabelina
/s/ Elena Mochkina	Treasurer, Secretary, C.F.O., Principal Accounting Officer, Principal Financial Officer and Director	May 9, 2013
Elena Mochkina