Form 10-Q
period 2013-06-30
Ultimate Novelty Sports Inc.
filed 2013-08-05
CIK 1538495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [ X ]

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 2, 2013
Common Stock, $0.001 par value	10,280,000

ULTIMATE NOVELTY SPORTS INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 ULTIMATE NOVELTY SPORTS INC.

(A Development Stage Company)

June 30, 2013

(Unaudited)

Index to

Consolidated Financial Statements

ULTIMATE NOVELTY SPORTS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	June 30,	March 31,
	2013	2013

Current Assets:
Cash	$ 224	$ 4,756
Total current assets	224	4,756
Total Assets	$ 224	$ 4,756

LIABILITIES AND STOCKHOLDER'S ( DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$ 23,195	$ 24,543
Due to related parties	18,000	16,200
Loan payable - related parties	27,361	27,081
Total current liabilities	68,556	67,824
Total liabilities	68,556	67,824

Commitments and Contingencies
Stockholders' (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized;
10,280,000 shares issued and outstanding	10,280	10,280
Additional paid-in capital	32,220	32,220
(Deficit) accumulated during the development stage	(110,832)	(105,568)
Total stockholders' (deficit)	(68,332)	(63,068)
Total Liabilities and Stockholder's (Deficit)	$ 224	$ 4,756

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ULTIMATE NOVELTY SPORTS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
			Cumulative
	Three Months	Three Months	From Inception
	Ended	Ended	(April 23, 2010)
	June 30,	June 30,	Through June 30,
	2013	2012	2013

Revenue	$ 6,650	$ 9,638	$ 71,969
Cost of Revenues	900	900	11,940
Gross Profit	5,750	8,738	60,029
Expenses:
General and administrative-
Advertising	-	5,200	5,200
Compensation - officers	900	900	9,900
Consulting	-	-	14,500
Legal - Organization costs	-	-	995
Other - general and administrative	3,016	3,614	22,713
Professional fees	6,990	6,900	40,173
Salaries	-	5,103	36,758
Travel expense	-	863	20,715
Website development cost	-	-	19,197
Total operating expenses	10,906	22,580	170,151
(Loss) from Operations	(5,156)	(13,842)	(110,122)
Other (Income) Expenses
Foreign currency transaction loss	108	132	710
Total Other (Income) Expenses, net	108	132	710
Provision for Income Taxes	-	-	-
Net (Loss)	$ (5,264)	$ (13,974)	$ (110,832)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$ (0.01)	$ (0.00)
Weighted Average Common Shares Outstanding:
-Basic and Diluted	10,280,000	9,521,868

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ULTIMATE NOVELTY SPORTS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
FOR THE PERIOD FROM INCEPTION (APRIL 23, 2010)
THROUGH JUNE 30, 2013
(Unaudited)
				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Total

Balance - April 23, 2010	-	$ -	$ -	$ -	$ -
Common stock issued for cash at $0.001 per share	6,700,000	6,700	-	-	6,700
Net (loss) for the period	-	-	-	(20,687)	(20,687)
Balance - March 31, 2011	6,700,000	6,700	-	(20,687)	(13,987)

Net (loss) for the year	-	-	-	(22,852)	(22,852)
Balance - March 31, 2012	6,700,000	6,700	-	(43,539)	(36,839)

Common stock issued for cash at $0.01 per share	3,580,000	3,580	32,220	-	35,800
Net (loss) for the period	-	-	-	(62,029)	(62,029)
Balance - March 31, 2013	10,280,000	10,280	32,220	(105,568)	(63,068)

Net (loss) for the period	-	-	-	(5,264)	(5,264)
Balance - June 30, 2013	10,280,000	$ 10,280	$ 32,220	$ (110,832)	$ (68,332)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ULTIMATE NOVELTY SPORTS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
	Three Months	Three Months	From Inception
	Ended	Ended	(April 23, 2010)
	June 30,	June 30,	Through June 30,
	2013	2012	2013

Operating Activities:
Net (loss)	$ (5,264)	$ (13,974)	$ (110,832)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in Current Assets and Liabilities-
Accounts receivable	-	(4,638)	-
Prepaid expenses	-	1,500	-
Accounts payable and accrued liabilities	(1,348)	5,651	23,195
Payroll taxes payable	-	1,437	-
Net Cash (Used in) Operating Activities	(6,612)	(10,024)	87,637)

Financing Activities:
Proceeds from issuance of common stock	-	35,800	42,500
Due to related parties	1,800	1,800	18,000
Loan payable - related parties	280	280	27,361
Net Cash Provided by Financing Activities	2,080	37,880	87,861
Net Increase (Decrease) in Cash	(4,532)	27,856	224
Cash - Beginning of Period	4,756	11,654	-
Cash - End of Period	$ 224	$ 39,510	$ 224

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ULTIMATE NOVELTY SPORTS INC.

(A Development Stage Company)

June 30, 2013

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

Note 2 – summary of significant accounting policies

Basis of presentation – unaudited interim financial information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These unaudited interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended March 31, 2013 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on May 10, 2013.

Principles of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company as of June 30, 2013 and 2012 and cumulative from inception.  UNSI Canada is included as of June 30, 2013 and 2012 and for the period from May 6, 2010 (date of formation) through June 30, 2013.  All intercompany balances and transactions have been eliminated.

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

At June 30, 2013 and 2012, there was no allowance for doubtful accounts. The Company does not have any off-balance-sheet credit exposure to its customers.

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

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at June 30, 2013 and 2012.

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

There were no potentially dilutive shares outstanding as of June 30, 2013 and 2012.

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

Recently issued accounting pronouncements

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date."  This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at June 30, 2013 and 2012, a net loss and net cash used in operating activities for the fiscal period then ended.

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

Note 4 – related party transactions

Consulting services from President and Chief Financial Officer

Consulting services provided by the President and Chief Financial Officer for the three months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012

President	$900		$900
Chief Financial Officer	900		900
	$1,800	*	$1,800	*

* - A portion of consulting services directly related to sales provided by the President and Chief Financial Officer totaling $900 was reported  as cost of sales as of June 30, 2013 and 2012.

During the year ended March 31, 2012, the President of the Company provided a $25,000 loan to the Company. The loan payable is payable on demand, unsecured, bears interest at 4.5% per annum (compounded yearly) and consists of $25,000 of principal, and $2,361 of accrued interest payable as of June 30, 2013.

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

Results of Operations

For the Three Months ended June 30, 2013 compared to the Three Months ended June 30, 2012

Our results of operations, as reported in our consolidated financial statements, incorporate results of operations of our wholly owned subsidiary Ultimate Novelty Sports (Canada) Inc. All significant intercompany balances and transactions have been eliminated on consolidation.

Revenue

We generate revenue from consulting and marketing services. As of June 30, 2013 we generated $71,969 in revenues since inception.

Our gross revenue for the three months ended June 30, 2013, was $6,650, compared to $9,638, for the same period in our fiscal 2012.  Our cost of revenues for the same period ended June 30, 2013, was $900 (June 30, 2012: $900) resulting in a gross profit of $5,750 (June 30, 2012: $8,738).

Operating Costs and Expenses

The major components of our expenses for the three months ended June 30, 2013 and 2012 are outlined in the table below:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Increase (Decrease) %

Advertising	$ -	$ 5,200	N/A
Professional fees	6,990	6,900	1.29
Officer compensation	900	900	-
Salaries	-	5,103	N/A
Other	3,016	3,614	19.83
Travel expense	-	863	N/A
	$ 10,906	$ 22,580

Total operating costs for the three months ended June 30, 2013 were at comparable level to the total operating costs for the three months ended June 30, 2012. However, during the three months ended June 30, 2013 we experienced a decrease in advertising costs of $5,200, in salaries of $5,103, in other general and administrative cost of $598 and in travel expense of $863. During the quarter ended June 30, 2013 we worked on fewer projects compared to the same period in our fiscal 2012. As a result, we have incurred a decrease in revenues and operating costs. As of the date of this quarterly report we had two employees who are also our officers and directors.

The President of the Company provides management consulting services to the Company. During the three months ended June 30, 2013, the Company incurred $900 in management consulting services (June 30, 2012: $900). The Chief Financial Officer of the Company provides consulting services to the Company. During the three months ended June 30, 2013, the Company incurred $900 in consulting services (June 30, 2012: $900). A portion of consulting services directly related to sales provided by the President and Chief Financial Officer totaling $900 was reported  as cost of sales as of June 30, 2013 and 2012.

Other expenses represent bank charges, office expenses, rent and filing fees.

Liquidity and Capital Resources

Working Capital	June 30, 2013	March 31, 2013
Current Assets	$224	$4,756
Current Liabilities	$(68,556)	$(67,824)
Working Capital	$(68,332)	$(63,068)

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Cash provided by (used in) operating activities	$(6,612)	$(10,024)
Cash used in investing activities	$-	$-
Cash provided by financing activities	$2,080	$37,880
Net increase (decrease) in cash	$(4,532)	$27,856

During the three months ended June 30, 2013 we have generated $6,650 in revenues (June 30, 2012: $9,638). During the three months ended June 30, 2012, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. The Company had sold 3,580,000 common shares at $0.01 per share for total proceeds of $35,800 pursuant to this Registration Statement.

During the year ended March 31, 2012, the President of the Company provided a $25,000 loan to the Company. The loan is payable on demand, unsecured, bears interest at 4.5% per annum (compounded yearly) and consists of $25,000 of principal, and $2,361 of accrued interest payable as of June 30, 2013.

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

Cash Flows from Operating Activities

Our cash used in operating activities of $(6,612) for the three months ended June 30, 2013 was primarily the result of our net income plus net result in changes of our assets and liabilities. Cash flows resulting from changes in assets and liabilities include decrease in accounts payable and accrued liabilities. During the quarter we paid portion of professional and filing fees owed by the company as of March 31, 2013.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the three months ended June 30, 2013 and 2012.

Cash Flows from Financing Activities

During the three months ended June 30, 2013 we incurred $1,800 due to President and Chief Financial Officer for management consulting services rendered to the Company and $280 in interest expense on the loan from the Company’s President. We did not sell any shares of our common stock during the first quarter of our fiscal 2013.

During the three months ended June 30, 2012, the Company had sold 3,580,000 common shares at $0.01 per share for total proceeds of $35,800, pursuant to the Registration Statement on Form S-1 filed with Securities and Exchange Commission. In addition, during the three-month period ended June 30, 2012, we incurred $1,800 due to President and Chief Financial Officer for management consulting services rendered to the Company  and $280 in interest expense on the loan from the Company’s President.

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

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Off Balance Sheet Arrangements

As of June 30, 2013, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Date: August 5, 2013

ULTIMATE NOVELTY SPORTS INC.

By:	/s/ Larissa Zabelina
Larissa Zabelina
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Ultimate Novelty Sports Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Larissa Zabelina	President, C.E.O. and Director	August 5, 2013
Larissa Zabelina
/s/ Elena Mochkina	Treasurer, Secretary, C.F.O., Principal Accounting Officer, Principal Financial Officer and Director	August 5, 2013
Elena Mochkina