Form 10-Q
period 2013-09-30
Ultimate Novelty Sports Inc.
filed 2013-11-14
CIK 1538495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 333-179280

Ultimate Novelty Sports Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	45-4267181
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

40 East Main Street, Suite 998, Newark, Delaware	19711
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (302) 231-1252

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.  Yes [X]  No    [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 12, 2013
Common Stock, $0.001 par value	10,280,000

ULTIMATE NOVELTY SPORTS INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 ULTIMATE NOVELTY SPORTS INC.
(A Development Stage Company)
September 30, 2013
(Unaudited)

Index to
Consolidated Financial Statements

ULTIMATE NOVELTY SPORTS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	September 30,	March 31,
	2013	2013

Current Assets:
Cash	$120	$4,756
Total current assets	120	4,756

Total Assets	$120	$4,756

LIABILITIES AND STOCKHOLDER'S ( DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$745	$24,543
Due to related parties	-	16,200
Loan payable - related parties	-	27,081
Total current liabilities	745	67,824

Total liabilities	745	67,824

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized;
10,280,000 shares issued and outstanding	10,280	10,280
Additional paid-in capital	107,704	32,220
(Deficit) accumulated during the development stage	(118,609)	(105,568)

Total stockholders' (deficit)	(625)	(63,068)

Total Liabilities and Stockholder's (Deficit)	$120	$4,756

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ULTIMATE NOVELTY SPORTS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					From Inception
	Three Months	Three Months	Six Months	Six Months	(April 23, 2010)
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,	Through September 30,
	2013	2012	2013	2012	2013

Revenue	$-	$13,160	$6,650	$22,798	$71,969
Cost of Revenues	-	900	900	1,800	11,940
Gross Profit	-	12,260	5,750	20,998	60,029

Expenses:
General and administrative-
Advertising	-	-	-	5,200	5,200
Compensation - officers	1,800	900	2,700	1,800	11,700
Consulting	-	10,000	-	10,000	14,500
Legal - Organization costs	-	-	-	-	995
Other - general and administrative	2,379	2,635	5,395	6,249	25,092
Professional fees	3,600	3,685	10,590	10,585	43,773
Salaries	-	15,829	-	20,932	36,758
Travel expense	-	768	-	1,631	20,715
Website development cost	-	-	-	-	19,197
Total operating expenses	7,779	33,817	18,685	56,397	177,930
(Loss) from Operations	(7,779)	(21,557)	(12,935)	(35,399)	(117,901)
	-	-	-	-
Other (Income) Expenses
Foreign currency transaction loss	(2)	61	106	193	708
Total Other (Income) Expenses, net	(2)	61	106	193	708
Provision for Income Taxes	-	-	-	-	-

Net (Loss)	$(7,777)	$(21,618)	$(13,041)	$(35,592)	$(118,609)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$-	$(0.01)	$-

Weighted Average Common Shares Outstanding:
-Basic and Diluted	10,280,000	10,280,000	10,280,000	8,709,672

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ULTIMATE NOVELTY SPORTS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
FOR THE PERIOD FROM INCEPTION (APRIL 23, 2010)
THROUGH SEPTEMBER 30, 2013
(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Total

Balance - April 23, 2010	-	$-	$-	$-	$-
Common stock issued for cash at $0.001 per share	6,700,000	6,700	-	-	6,700
Net (loss) for the period	-	-	-	(20,687)	(20,687)
Balance - March 31, 2011	6,700,000	6,700	-	(20,687)	(13,987)

Net (loss) for the year	-	-	-	(22,852)	(22,852)
Balance - March 31, 2012	6,700,000	6,700	-	(43,539)	(36,839)

Common stock issued for cash at $0.01 per share	3,580,000	3,580	32,220	-	35,800
Net (loss) for the period	-	-	-	(62,029)	(62,029)
Balance - March 31, 2013	10,280,000	10,280	32,220	(105,568)	(63,068)

Forgiveness of amounts due to related party	-	-	75,484	-	75,484
Net (loss) for the period	-	-	-	(13,041)	(13,041)
Balance - September 30, 2013	10,280,000	$10,280	$107,704	$(118,609)	$(625)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ULTIMATE NOVELTY SPORTS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			From Inception
	Six Months	Six Months	(April 23, 2010)
	Ended September 30,	Ended September 30,	Through September 30,
	2013	2012	2013

Operating Activities:
Net (loss)	$(13,041)	$(35,592)	$(118,609)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in Current Assets and Liabilities-
Accounts receivable	-	(10,798)	-
Prepaid expenses	-	1,500	-
Accounts payable and accrued liabilities	(23,798)	(5,794)	745
Payroll taxes payable	-	1,488	-
Net Cash (Used in) Operating Activities	(36,839)	(49,196)	(117,864)

Financing Activities:
Proceeds from issuance of common stock	-	35,800	42,500
Due to related parties	31,639	3,600	47,839
Loan payable - related parties	564	564	27,645
Net Cash Provided by Financing Activities	32,203	39,964	117,984
Net Increase (Decrease) in Cash	(4,636)	(9,232)	120

Cash - Beginning of Period	4,756	11,654	-
Cash - End of Period	$120	$2,422	$120

Non Cash Financing and Investing Activities:
Forgiveness of debt from stockholders and officers - accrued compensation	$19,800	$-	$-

Forgiveness of debt from stockholders and officers - advances and loan from stockholder	$55,684	$-	$-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

F-4

ULTIMATE NOVELTY SPORTS INC.
(A Development Stage Company)
September 30, 2013
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

Principles of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company as of September 30, 2013 and 2012 and cumulative from inception.  UNSI Canada is included as of September 30, 2013 and 2012 and for the period from May 6, 2010 (date of formation) through September 30, 2013.

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

At September 30, 2013 and 2012, there was no allowance for doubtful accounts. The Company does not have any off-balance-sheet credit exposure to its customers.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Revenue recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectibility is reasonably assured.

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

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at September 30, 2013 and 2012.

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

There were no potentially dilutive shares outstanding as of September 30, 2013 and 2012.

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

In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). The amendments in ASU 2013-11 require companies to present an unrecognized tax benefit, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, unless the uncertain tax position is not available to reduce, or would not be used to reduce, the net operating loss or tax credit carryforward under the tax law in the same jurisdiction; otherwise, the unrecognized tax benefit should be presented as a gross liability and should not be combined with a deferred tax asset. ASU 2013-11 is effective for annual periods beginning after December 15, 2013 and should be applied to all unrecognized tax benefits that exist as of the effective date. Companies may choose to apply this guidance retrospectively to each prior reporting period presented. The Company is currently evaluating the potential impact of this update.

Note 3 – going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at September 30, 2013 and 2012, a net loss and net cash used in operating activities for the fiscal period then ended.

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

Note 4 – related party transactions (Note 7)

Consulting services from President and Chief Financial Officer

Consulting services provided by the President and Chief Financial Officer for the six months ended September 30, 2013 and 2012 were as follows:

	Six Months Ended September 30, 2013		Six Months Ended September 30, 2012

President	$1,800		$1,800
Chief Financial Officer	1,800		1,800

	$3,600	*	$3,600	*

*
A portion of consulting services directly related to sales provided by the President and Chief Financial Officer totaling $900 and $1,800 was reported  as cost of sales as of September 30, 2013 and 2012 respectively.

As at September 30, 2013 and March 31, 2013 the Company owed its directors and officers for consulting fees $19,800 and $16,200 respectively.

Advances and loan payable from Former Stockholders

During the year ended March 31, 2012, the President of the Company provided a $25,000 loan to the Company. The loan payable was payable on demand, unsecured, bears interest at 4.5% per annum (compounded yearly) and consisted of $25,000 of principal, and $2,645 of accrued interest payable as of September 30, 2013.

From time to time, the President and Chief Executive Officer and stockholders of the Company provided advances to the Company for its working capital purposes. Those advances bore no interest and were due on demand.

The President and stockholder of the Company advanced $28,039 to the Company for the period from April 1, 2013 through September 30, 2013 and the Company did not make any repayment toward these advances.

Forgiveness of Advances from Former Stockholders and Accrued Compensation – Former Officers

On September 30, 2013, the Company settled amounts due to directors and officers of the Company whereby the President and stockholders, forgave advances of $28,039, accrued compensation of $19,800 and loan payable of $27,645, respectively or $75,484 in aggregate. This amount was recorded as contributions to capital.

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

Note 7 – subsequent events

Change in control

On October 29, 2013, pursuant to the terms of the Affiliate Stock Purchase Agreements (“Stock Purchase Agreements”) between Mrs. Larissa Zabelina, Mrs. Elena Mochkina and Doctor Issa El-Cheikh, Dr. Issa El-Cheikh purchased a combined total of 6,700,000 shares of the Company’s common stock from Mrs. Larissa Zabelina and Mrs. Elena Mochkina, former stockholders and officers of the Company, for cash consideration of $67,000. As a result of the transaction, Dr. Issa El-Cheikh became the Company’s largest stockholder with approximately 65.18% of the total issued and outstanding shares of stock.

Effective October 29, 2013, Mrs. Larissa Zabelina resigned as President and Chief Executive Officer of the Company and Mrs. Elena Mochkina resigned as Treasurer and Chief Financial Officer of the Company.  Dr. Issa El-Cheikh was appointed as CEO, CFO, President, Secretary, Treasurer and Director of the Company.

 As a result of the foregoing, there was a change in control of the Company on October 29, 2013.

 Disposition of Assets

On October 30, 2013, the Company sold to Optimal, Inc., a Nevada corporation 100% of the capital stock of Ultimate Novelty Sports Inc., a corporation organized pursuant to the laws of the province of Ontario, Canada for $1.00.

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

Results of Operations

For the Six Months ended September 30, 2012 compared to the Six Months ended September 30, 2012

Our results of operations, as reported in our consolidated financial statements, incorporate results of operations of our wholly owned subsidiary Ultimate Novelty Sports (Canada) Inc. All significant intercompany balances and transactions have been eliminated on consolidation.

Revenue

We generate revenue from consulting and marketing services. As of September 30, 2013 we have generated a deficit of $118,609 since inception.

Our gross revenue for the Six months ended September 30, 2013, was $6,650, compared to $22,798, for the same period in our fiscal 2012.  Our cost of revenues for the same period ended September 30, 2013, was $900 (September 30, 2012: $1,800) resulting in a gross profit of $5,750 (September 30, 2012: $20,998).

Operating Costs and Expenses

The major components of our expenses for the three months ended September 30, 2013 and 2012 are outlined in the table below:

	Six Months Ended September 30, 2013	Six Months Ended September 30, 2012	Increase (Decrease) %

Advertising	$-	$5,200	N/A
Professional fees	10,590	10,585	N/A
Officer compensation	2,700	1,800	N/A
Salaries	-	20,932	N/A
Other	5,395	6,249	N/A
Travel expense	-	1,631	N/A
	$18,685	$46,397

Total operating costs for the six months ended September 30, 2013 were at a lower level to the total operating costs for the six months ended September 30, 2012. However, during the six months ended September 30, 2013 we experienced $0 expenses in, $0 expense in salaries, in other general and administrative cost of $5,395 compared to $6,249 for the period ended September 30, 2012 and $0 expense for travel. During the quarter ended September 30, 2013 we worked on fewer projects compared to the same period in our fiscal 2012. As a result we have incurred a decrease in revenues and operating costs. As of the date of this quarterly report we had two employees who are also our officers and directors.

The President of the Company provides management consulting services to the Company. During the six months ended September 30, 2013, the Company incurred $1,800 in management consulting services (September 30, 2012: $1,800). The Chief Financial Officer of the Company provides consulting services to the Company. During the six months ended September 30, 2013, the Company incurred $1,800 in consulting services (September 30, 2012: $1,800). A portion of consulting services directly related to sales provided by the President and Chief Financial Officer totaling $900 and $1,800 was reported as cost of sales as of September 30, 2013 and 2012.

Other expenses represent bank charges, office expenses, rent and filing fees.

Liquidity and Capital Resources

Working Capital	September 30, 2013	March 31, 2013
Current Assets	$120	$4,756
Current Liabilities	$(745)	$(67,824)
Working Capital	$(625)	$(63,068)

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	Six Months Ended September 30, 2013	Six Months Ended September 30, 2012
Cash provided by (used in) operating activities	$(36,839)	$(49,196)
Cash used in investing activities	$-	$-
Cash provided by financing activities	$32,203	$39,964
Net increase (decrease) in cash	$(4,636)	$(9,232)

During the six months ended September 30, 2013 we have generated $6,650 in revenues (September 30, 2012: $22,798). During the six months ended September 30, 2012, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. The Company had sold 3,580,000 common shares at $0.01 per share for total proceeds of $35,800 pursuant to this Registration Statement.

During the year ended March 31, 2012, the President of the Company provided a $25,000 loan to the Company. The loan is payable on demand, unsecured, bears interest at 4.5% per annum (compounded yearly) and consists of $25,000 of principal, and $2,645 of accrued interest payable as of September 30, 2013.

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

Cash Flows from Operating Activities

Our cash used in operating activities of $(36,839) for the six months ended September 30, 2013 was primarily the result of our net income plus net result in changes of our assets and liabilities. Cash flows resulting from changes in assets and liabilities include decrease in accounts payable and accrued liabilities. During the quarter we paid portion of professional and filing fees owed by the company as of March 31, 2013.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the six months ended September 30, 2013 and 2012.

Cash Flows from Financing Activities

During the six months ended September 30, 2013 we incurred $1,800 due to President and Chief Financial Officer for management consulting services rendered to the Company and $564 in interest expense on the loan from the Company’s President. We did not sell any shares of our common stock during the second quarter of our fiscal 2013.

During the six months ended September 30, 2012, the Company had sold 3,580,000 common shares at $0.01 per share for total proceeds of $35,800, pursuant to the Registration Statement on Form S-1 filed with Securities and Exchange Commission. In addition, during the six-month period ended September 30, 2012, we incurred $1,800 due to President and Chief Financial Officer for management consulting services rendered to the Company  and $564 in interest expense on the loan from the Company’s President.

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

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Off Balance Sheet Arrangements

As of September 30, 2013, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Date: November 12, 2013
ULTIMATE NOVELTY SPORTS INC.

By:	/s/ Dr. Issa El-Cheikh
Dr. Issa El-Cheikh
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer, Secretary, Treasurer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Ultimate Novelty Sports Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Issa El-Cheikh	President, C.E.O., C.F.O., Secretary, Treasurer and Director	November 12, 2013
Dr. Issa El-Cheikh