Form 10-Q
period 2013-12-31
Ultimate Novelty Sports Inc.
filed 2014-02-28
CIK 1538495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 000-5000
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 27, 2014
Common Stock, $0.001 par value	10,280,000

ULTIMATE NOVELTY SPORTS INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 ULTIMATE NOVELTY SPORTS INC.
(A Development Stage Company)
December 31, 2013
(Unaudited)

Index to
Consolidated Financial Statements

ULTIMATE NOVELTY SPORTS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	December 31,	March 31,
	2013	2013
Current Assets:
Cash	$–	$4,756
Accounts receivable	800

Total current assets	800	4,756

Total Assets	800	$4,756

LIABILITIES AND STOCKHOLDER'S (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$745	$24,543

Due to related parties	—	16,200

Loan payable - related parties	—	27,081

Due to shareholder	13,111	—

Total current liabilities	13,856	67,824

Total liabilities	13,856	67,824

Stockholders' (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized;
10,280,000 shares issued and outstanding	10,280	10,280
Additional paid-in capital	107,704	32,220
(Deficit) accumulated during the development stage	(131,040)	(105,568)

Total stockholders' (deficit)	(13,056)	(63,068)

Total Liabilities and Stockholder's (Deficit)	$800-	$4,756

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ULTIMATE NOVELTY SPORTS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,	Three Months Ended December 31,	Nine Months Ended December 31,	Nine Months Ended December 31,	Cumulative From Inception (April 23, 2010) Through December 31
	2013	2012	2013	2012	2013

Revenue	$800	$14,452	$7,450	$37,250	$72,769
Cost of Revenues	—	4,062	900	5,862	11,940
Gross Profit	800	10,390	6,550	31,388	60,829

Expenses:
General and administrative-
Advertising	—	—	—	5,200	5,200
Accounting	—	—	—	—	—
Compensation – officers	—	900	2,700	2,700	11,700
Consulting	—	2,500	—	12,500	14,500
Legal - Organization costs	—	—	—	—	995
Other - general and administrative	120	2,774	5,515	9,023	25,212
Professional fees	13,111	12,198	23,701	22,783	56,884
Salaries	—	15,826	—	36,758	36,758
Transfer agent
Travel expense	—	537	—	2,168	20,715
Website development cost	—	—	—	—	19,197
Total operating expenses	13,231	34,735	31,916	91,132	191,161
(Loss) from Operations	(12,431)	(24,345)	(25,366)	(59,744)	(130,332)

Other (Income) Expenses

Foreign currency transaction loss)	—	304	106	497	708
Total Other (Income) Expenses, net	—	304	106	497	708

Net (Loss)	$12,431	$(24,649)	$25,472	$(60,241)	$(131,040)

(Loss) Per Common Share:
(Loss) per common share - Basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)	—

Weighted Average Common Shares Outstanding:
-Basic	10,280,000	10,280,000	10,280,000	9,235,018	—

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ULTIMATE NOVELTY SPORTS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,	Nine Months Ended December 31,	Cumulative From Inception (April 23, 2010) Through December 31,
	2013	2012	2013

Operating Activities:
Net (loss)	$(25,472)	$(60,241)	$(131,040)
Items not involving cash
Contributed capital	3600		3600
Adjustments to reconcile net (loss) to net cash
Provided by (used in) operating activities:
Changes in Current Assets and Liabilities-
Prepaid expenses	—	1,500	—
Accounts payable and accrued liabilities	4,241	5,983	28,784
Payroll taxes payable	—	1,472	—
Due to shareholder	13,111	—	13,111
Accounts receivable	(800)	—	(800)
Net Cash (Used in) Operating Activities	(18,431)	(51,286)	(99,456)

Financing Activities:
Proceeds from issuance of common stock	—	35,800	42,500
Due to related parties	—	5,400	16,200
Due to shareholder	13,111		13,111
Loan payable - related parties	564	847	27,645
Net Cash Provided by Financing Activities	13,675	42,047	99,456
Net Decrease in Cash	(4,756)	(9,239)	—

Cash - Beginning of Period	4,756	11,654	—
Cash - End of Period	$—	$2,415	$—

Non Cash Financing and Investing Activities:
Forgiveness of debt from stockholders and officers - accrued compensation	$19,800	$—	$—

Forgiveness of debt from stockholders and officers - advances and loan from stockholder	$55,684	$—	$—

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ULTIMATE NOVELTY SPORTS INC.
(A Development Stage Company)
December 31, 2013
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

Formation and sale of Ultimate Novelty Sports (Canada) Inc.

On May 6, 2010, the Company formed a wholly owned subsidiary, Ultimate Novelty Sports Inc., an Ontario, Canada Corporation (“UNSI Canada”).  UNSI Canada uses the U.S. Dollar as its reporting currency as well as its functional currency, however from time to time, UNSI Canada, incurs certain expenses in Canadian Dollars.
            On October 30, 2013, the Company sold 100% of the capital stock of Ultimate Novelty Sports, Inc., (“UNSI Canada”) to Optimal, Inc., a Nevada corporation for $1.00.

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

Principles of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company as of December 31, 2013 and 2012 and cumulative from inception (April 23, 2010).  UNSI Canada is included as of September 30, 2013 and 2012 and for the period from May 6, 2010 (date of formation) through September 30, 2013.

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

Note 2 – Summary of significant accounting policies continues.....

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

Note 2 – Summary of significant accounting policies continues.....

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

Note 2 – Summary of significant accounting policies continues.....

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

At December 31, 2013 there was no allowance for doubtful accounts. The Company does not have any off-balance-sheet credit exposure to its customers.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved  b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related  parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and contingencies

Note 2 – Summary of significant accounting policies continues.....

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise ofjudgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Note 2 – Summary of significant accounting policies continues.....

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

UNSI Canada uses the U.S. Dollar as its reporting currency as well as its functional currency, however from time to time, UNSI Canada, incurs certain expenses in Canadian Dollars. The change in exchange rates between the U.S. Dollar and the Canadian Dollar, the currency in which a transaction is denominated, increases or decreases the expected amount of reporting currency cash flows upon settlement of the transaction. That increase or decrease in expected reporting currency cash flows is a foreign currency transaction gain or loss that generally is included in determining net income (loss) for the period in which the exchange rate changes.

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

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at December 31, 2013.

Note 2 – Summary of significant accounting policies continues.....

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

There were no potentially dilutive shares outstanding as of December 31, 2013.

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals ofexpected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

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

Note 2 – Summary of significant accounting policies continues.....

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

Note 3 – Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at December 31, 2013, a net loss and net cash used in operating activities for the fiscal period then ended.

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

Note 4 – Related party transactions

Consulting services from President and Chief Financial Officer

Consulting services provided by the President and Chief Financial Officer for the nine months ended December 31, 2013 and December 31, 2012 were $2,700.00 and $2,700.00.

Advances and loan payable from Former Stockholders

Note 4 – Related party transactions continues....

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

Note 7 – Subsequent events

The Company evaluated it’s activities subsequent to the nine months ended December 31, 2013 and found no reportable subsequent events.

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

Results of Operations

For the Nine Months ended December 31, 2013 compared to the Nine Months ended December 31, 2012

Our results of operations, as reported in our consolidated financial statements, incorporate results of operations of our wholly owned subsidiary Ultimate Novelty Sports (Canada) Inc. All significant intercompany balances and transactions have been eliminated on consolidation.

Revenue

We generate revenue from consulting and marketing services. As of December 31, 2013 we have generated a deficit of $131,040 since inception.

Our gross revenue for the Nine months ended December 31, 2013, was $7,450, compared to $37,250, for the same period in our fiscal 2012.  Our cost of revenues for the same period ended December 31, 2013, was $900 (December 31, 2012: $5,862) resulting in a gross profit of $6,550 for December 31, 2013 (December 31, 2012: $31,388).

Operating Costs and Expenses

The major components of our expenses for the nine months ended December 31, 2013 and 2012 are outlined in the table below:

	Nine Months Ended December 31, 2013	Nine Months Ended December 31, 2012	Increase (Decrease) %

Advertising	$-	$5,200	N/A
Professional fees	23,701	22,783	N/A
Officer compensation	2,700	2,700	N/A
Consulting		12,500
Salaries	-	36,758	N/A
Other	5,515	9,023	N/A
Travel expense	-	2,168	N/A
	$31,916	$91,132

Total operating costs for the nine months ended December 31, 2013 were at a lower level to the total operating costs for the nine months ended December 31, 2012. However, during the nine months ended December 31, 2013 we experienced $0 expenses in salaries, travel expenses, and advertising and in other general and administrative cost of $5,515 compared to $9,023 for the period ended December 31, 2012. During the quarter ended December 31, 2013 we worked on fewer projects compared to the same period in our fiscal 2012. As a result we have incurred a decrease in revenues and operating costs. As of the date of this quarterly report we had one employee who is also our officer and director.

The President of the Company provides management consulting services to the Company. During the nine months ended December 31, 2013, the Company incurred $0 in management consulting services (December 31, 2012: $12,500).

Other expenses represent bank charges, office expenses, rent and filing fees.

Liquidity and Capital Resources

Working Capital	December 31, 2013	March 31, 2013
Current Assets	$800	$4,756
Current Liabilities	$(13,856)	$(67,824)
Working Capital	$(13,056)	$(63,068)

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:
	Nine Months Ended December 31, 2013	Nine Months Ended December 31, 2012
Cash (used in) operating activities	$(18,431)	$(51,286)

Cash provided by financing activities	$13,675	$42,047
Net (decrease) in cash	$(4,756)	$(9,239)

During the nine months ended December 31, 2013 we have generated $7,450 in revenues (December 31, 2012: $37,250). During the nine months ended December 31, 2012, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. The Company had sold 3,580,000 common shares at $0.01 per share for total proceeds of $35,800 pursuant to this Registration Statement.

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

Cash Flows from Operating Activities

Our cash used in operating activities of $18,431 for the nine months ended December 31, 2013 was primarily the result of our net income plus net result in changes of our assets and liabilities. Cash flows resulting from changes in assets and liabilities include decrease in accounts receivable and increase in accounts payable and accrued liabilities. During the quarter we paid portion of professional and filing fees owed by the company as of March 31, 2013.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the nine months ended December 31, 2013 and 2012.

Cash Flows from Financing Activities

During the nine months ended December 31, 2012, the Company had sold 3,580,000 common shares at $0.01 per share for total proceeds of $35,800, pursuant to the Registration Statement on Form S-1 filed with Securities and Exchange Commission. During the nine-month period ended December 31, 2013, we incurred $ $564 in interest expense on the loan from the Company’s President and $13,111 were due to related party for expenses paid on company’s behalf.

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

Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Off Balance Sheet Arrangements

As of December 31, 2013, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Date: February 27, 2014	ULTIMATE NOVELTY SPORTS INC.

	By:	/s/ Dr. Issa El-Cheikh
Dr. Issa El-Cheikh
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer, Secretary, Treasurer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Ultimate Novelty Sports Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Issa El-Cheikh	President, C.E.O., C.F.O., Secretary, Treasurer and Director	February 27, 2014
Dr. Issa El-Cheikh