Form 10-K
period 2014-03-31
Earth Science Tech, Inc.
filed 2014-07-16
CIK 1538495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014
or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ___________________________

Commission file number 333-179280

EARTH SCIENCE TECH, INC.
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  [   ]

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [ x ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter

As of July_____, 2014, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the price at which the common equity was sold, was approximately $_______________. As of July________, 2014, the registrant had ______________________ shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Articles of Incorporation, Bylaws, Subscription Agreement, Consulting Agreements, and Promissory Note are incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 1, 2012.

TABLE OF CONTENTS

	Part I	Page No.

Item 1.	Business

Item 1.A	Risk Factors

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Mine Safety Disclosures (Not Applicable)

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Item 9 A.	Controls and Procedures

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accounting Fees and Services.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

Signatures

EARTH SCIENCE TECH, INC.

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

As used in this annual report, the terms “we”, “us”, “our”, the “Company”, “Earth Science Tech” and “UNOV” mean Earth Science Tech Inc. and its subsidiary, unless otherwise indicated.

Item 1.    BUSINESS

Our Business

Earth Science Tech is a management-consulting firm for fitness facility operators. We focus on assisting independent operators of fitness centers, as well as start-ups. We consult on a variety of areas, including business model and management analysis, staffing issues, customer acquisition and retention, operational efficiency and marketing strategy, among others. Our objective for each project is to develop readily executable plans for our clients. We’ve done work both in North America and Russia, where the fitness industry is highly fragmented and extremely competitive.

Business Model and Management Analysis

Earth Science Tech conducts an independent and unbiased review of the overall operations of our client’s fitness facility. This analysis can be done with a visit to the facility by one of our consultants or through a series of phone interviews, emails and business plan analysis. We look at every aspect of the business from the services offered to marketing and overall operations of the fitness facility. At the completion of our analysis, our consultants provide a report to the client that outlines areas that need improvement and a list of recommendations to improve the management of the facility. This analysis can be very useful to clients who run the business day to day and may miss areas that need improvement in order to increase revenue. The end goal of the analysis is an executable plan of action for the owners of the gym.

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

Employees

We have one full-time employee at the present time, consisting of Harvey Katz, our Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer.  Our officers and directors are responsible for planning, developing and operational duties, and will continue to do so throughout the early stages of our growth.

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

Our auditors have issued a going concern opinion in their report dated July 10, 2014. This means that, as of the time of the opinion, there was substantial doubt that we could continue as an ongoing business for the next twelve months. We have generated $7,450.00 in revenue for the year ended March 31, 2014. Further, we posted a net loss of $39,823.00 for the year ended March 31, 2014. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

We were incorporated on April 23, 2010, have realized $72,769.00 in revenues and incurred $205,512.00 in operating costs since inception.  As of March 31, 2014, we had $145,391.00 deficit accumulated during the development stage. We have a limited operating history upon which an evaluation of our future success or failure can be made.  Based upon current plans, we expect to continue generating revenues. However, our revenues may not be sufficient to cover our operating costs.  We cannot guarantee that we will be successful in generating significant revenues in the future.  Failure to achieve a sustainable sales level will cause us to go out of business.

We depend on key personnel.

Our future  success  will  depend  in  part  on the  continued  service  of key personnel,  particularly, Harvey Katz, our  President, Chief Executive Officer and Director.  If any of our directors and officers choose to leave the company, we will face significant difficulties in attracting potential candidates for replacement of our key personnel due to our limited financial resources and operating history. In addition, the loss of any key employees or the inability to attract or retain qualified personnel could delay our plan of operations and harm our ability to provide services to our current customers and harm the market’s perception of us.

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

Currently, Harvey Katz commits the majority of his time to our business in his capacity as an officer and director. Nevertheless, if the execution of our business plan demands more time than is currently committed by any of our officers, directors, consultants or advisors, they will be under no obligation to commit such additional time, and their failure to do so may adversely affect our ability to carry on our business and successfully execute our business plan.

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

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future.  To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may likely prohibit the payment of a dividend.  Because we do not intend to declare dividends, any gain on an investment in Earth Science Tech Inc. will need to come through appreciation of the stock’s price.

There is limited public (trading) market for our common stock; therefore, our investors may not be able to sell their shares.

Our common stock is quoted on the OTC QB under the symbol “ETST”. We can provide no assurance that any market for our common stock will ever develop.  As a result, stockholders may be unable to liquidate their investments, or may encounter considerable delay in selling shares of our common stock.

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

As of July 10, 2014, we had 37,287,988 shares of common stock outstanding.  We are authorized to issue up to 75,000,000 shares of common stock..  To the extent of such  authorization,  our Board of  Directors  will have the  ability, without seeking stockholder approval, to issue additional shares of common stock or  preferred  stock  in the  future  for  such  consideration  as the  Board of Directors may consider  sufficient.  The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

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

Market Information

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC QB since August 29, 2012, under the symbol “ETST”. The Company is DTC eligible effective October 4, 2012.

Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

Holders.

As of March 31, 2014, there were 58record holders of 35,980,000 shares of the Company's common stock.

Dividends.

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent sales of unregistered securities.

There were no sales of unregistered securities during the years ended March 31, 2014 and March 31, 2013.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended March 31, 2014 and 2013.

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

Results of Operations

For the year ended March 31, 2014 compared to the year ended March 31, 2013

Our results of operations, as reported in our consolidated financial statements, incorporate results of operations of our wholly owned subsidiary Earth Science Tech (Canada) Inc. All significant intercompany balances and transactions have been eliminated on consolidation.

Revenue

We generate revenue from consulting and marketing services. As of March 31, 2014 we generated $72,769.00 in revenue since inception compared to March 31, 2013 when we generated $65,319 in revenues since inception. Our gross revenue for the year ended March 31, 2014 was $7,450.00 compared to March 31, 2013 which was $41,888.  Our cost of revenues for the year ended March 31, 2014 was $900.00 compared to March 31, 2013 when it was $6,762 resulting in a gross profit of $6,550.00 (March 31, 2013: $35,126.00). The decrease in revenues during our fiscal 2014 was attributable to the increase in sales of consulting and marketing services to new clients.

Operating Costs and Expenses

The major components of our expenses for the years ended March 31, 2014 and 2013 are outlined in the table below:

	Year Ended March 31, 2013	Year Ended March 31, 2013	Increase (Decrease) %

Advertising	$-	$5,200
Professional fees	36,711	24,883
Consulting	-	12,500
Officer compensation	2,700	3,600
Salaries	-	36,758
Other	6,856	11,521
Travel expense	-	2,168
Website development cost	-	-
	$46,267	$96,630

Total operating costs for the year ended March 31, 2014 were half the level of total operating costs for the year ended March 31, 2013. However, during the year ended March 31, 2013 we experienced an increase in advertising costs of $5,200, in professional fees of $19,083, in salaries of $36,758 and in other general and administrative costs of $4,386. During the year ended March 31, 2014 we spent most of our time and resources on maintaining our reporting requirements pursuant to the Securities and Exchange Act of 1934 and promotion of our services to potential customers. As a result, we incurred $19,197 in website development costs, an amount that represents 46.15% of our total operating costs for the year ended March 31, 2012.

The increase in our operating costs during the year ended March 31, 2013 was due to an increase in our corporate activities, payroll expenses, an increase in expenses related to implementation of our business plan and an increase in professional fees associated with our reporting obligations under the Securities Exchange Act. A portion of professional and consulting fees were incurred by the company in relation to the listing of the company’s stock on the OTC Bulletin Board and obtaining its DTC eligibility. During the year ended March 31, 2014 we incurred $0 in salaries (March 31, 2013: $36,758) and spent $0 (March 31, 2013: $5,200) on advertising of our consulting and marketing services.

The President of the Company provides management consulting services to the Company. During the year ended March 31, 2013, the Company incurred $3,600 in management consulting expenses (March 31, 2012: $3,600). The Chief Financial Officer of the Company provides consulting services to the Company. During the year ended March 31, 2013, the Company incurred $3,600 in consulting services (March 31, 2012: $3,600). A portion of consulting services directly related to sales provided by the President and Chief Financial Officer totaling $3,600 was reported  as cost of sales as of March 31, 2013 and 2012.  During the year ended March 31, 2014 the Company incurred $0 in management consulting expenses.

Other expenses represent bank charges, office expenses, rent and purchase of fitness products.

Liquidity and Capital Resources

Working Capital	Year Ended March 31, 2014	Year Ended March 31, 2013
Current Assets	$554,954	$4,756
Current Liabilities	$205,861	$67,824
Working Capital	$349,093	$(63,068)

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:
	Year Ended March 31, 2014	Year Ended March 31, 2013
Cash provided by (used in) operating activities	$(43,721)	$(51,023)
Cash used in investing activities	$-	$-
Cash provided by financing activities	$415,415,669	$44,125
Net increase (decrease) in cash	$371,948	$(6,898)

During the year ended March 31, 2014 we generated $7,450.00 in revenues compared to the year ended March 31, 2013 when we generated $41,888 in revenues. In addition, during the year ended March 31, 2013, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. The Company had sold 3,580,000 common shares at $0.01 per share for total proceeds of $35,800 pursuant to this Registration Statement.

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

Cash Flows from Operating Activities

Our cash used in operating activities of $(43,721) for the year ended March 31, 2014 was primarily the result of our net income plus net result in changes of our assets and liabilities. Cash flows resulting from changes in assets and liabilities include a decrease in accounts payable, accrued liabilities and a decrease in prepaid expenses. The decrease in prepaid expenses was due to a reduction in prepaid audit fees for the Year Ended March 31, 2014.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the year ended March 31, 2014 and 2013.

Cash Flows from Financing Activities

During the year ended March 31, 2014, the Company had sold 753,000 common shares at $0.50 per share for total proceeds of $376,500.00. In addition, during the year ended March 31, 2014, we incurred $0 (March 31, 2013: $0) for management consulting services.

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

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EARTH SCIENCE TECH INC.
(F.K.A. ULTIMATE NOVELTY SPORTS, INC.)
MARCH 31, 2014

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Earth Science Tech, Inc. (A Development Stage Company)
(F.K.A Ultimate Novelty Sports, Inc.)

We have audited the accompanying balance sheet of Earth Science Tech, Inc. (A Development Stage Company) (the “Company”) (F.K.A Ultimate Novelty Sports, Inc.) as of March 31, 2014 and the related statements of operations, stockholders’ equity and cash flows for the year then ended and from inception (April 19, 2007) to March 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Earth Science Tech, Inc. (A Development Stage Company) (F.K.A Ultimate Novelty Sports, Inc.) as of March 31, 2014 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC
Henderson, Nevada
July 10, 2014

Corporate Headquarters:
De Joya Griffith, LLC
2580 Anthem Village Drive, Henderson, NV 89052 Phone:  (702) 563-1600 Fax: (702) 920-8049

EARTH SCIENCE TECH, INC.

(F.K.A. ULTIMATE NOVELTY SPORTS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	March 31,
	2014	2013
Current Assets:
Cash	$376,704	$4,756
Deposits	178,250	-
Total current assets	554,954	4,756
Total Assets	$554,954	$4,756

LIABILITIES AND STOCKHOLDERS'S (EQUITY/DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$745	$24,543
Due to related parties	166,511	16,200
Loan payable - related parties	38,605	27,081
Total current liabilities	205,861	67,824
Total liabilities	205,861	67,824
Commitments and Contingencies
Stockholders' (Deficit):
Common stock, par value $0.001 per share, 75,000,000
shares authorized; 35,980,000 and 10,280,000 shares
issued and outstanding as of March 31, 2014 and March 31, 2013 respectively	35,980	10,280
Additional paid-in capital	12,932,004	32,220
Stock payable	376,500	-
Services receivable	(12,850,000)	-
(Deficit) accumulated during the development stage	(145,391)	(105,568)
Total stockholders' (equity/deficit)	349,093	(63,068)
Total Liabilities and Stockholder's (Equity/Deficit)	$554,954	$4,756

EARTH SCIENCE TECH, INC.
(F.K.A. ULTIMATE NOVELTY SPORTS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative
	Year	Year	From Inception
	Ended	Ended	(April 23, 2010)
	March 31,	March 31,	Through March 31,
	2014	2013	2014
Revenue	$7,450	$41,888	$72,769
Cost of Revenues	900	6,762	11,940
Gross Profit	6,550	35,126	60,829

Expenses:
General and administrative:
Advertising	-	5,200	5,200
Compensation - officers	2,700	3,600	11,700
Consulting	-	12,500	14,500
Legal - Organization costs	-	-	995
Other - general and administrative	6,856	11,521	26,553
Professional fees	36,711	24,883	69,894
Salaries	-	36,758	36,758
Travel expense	-	2,168	20,715
Website development cost	-	-	19,197
Total operating expenses	46,267	96,630	205,512
(Loss) from Operations	(39,717)	(61,504)	(144,683)

Other (Income) Expenses
Foreign currency transaction loss	106	525	708
Total Other (Income) Expenses, net	106	525	708
Provision for Income Taxes	-	-	-

Net (Loss)	$(39,823)	$(62,029)	$(145,391)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$-	$(0.01)

Weighted Average Common Shares Outstanding:
Basic and Diluted	$10,758,137	9,492,685

EARTH SCIENC E TECH, INC.
(F.K.A. ULTIMATE NOVELTY SPORTS, INC.)
(A DEVELOPMENT STATE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31, 2014	Year Ended March 31, 2013	Cumulative From Inception (April 23, 2010) Through March 31, 2014
Operating Activities:
Net (loss)	$(39,823)	$(62,029)	$(145,391)
Items not involving cash:
Forgiveness of debt
Changes in non-cash working capital:
Change in deposits	(178,250)		(178,250)
Change in prepaid expenses		1,500
Change in accounts payable and accrued liabilities	(23,798)	9,506	24,543
Change in advances from officers	198,150		166,511
Net Cash (Used in) Operating Activities	(43,721)	(51,023)	(124,182)

Financing Activities:
Proceeds from issuance of common stock	376,500	35,800	419,000
Proceeds from related parties		7,200	16,200
Proceeds from loan payable-related parties	39,169	1,125	65,686
Net Cash Provided by Financing Activities	415,669	44,125	500,886
Net Increase (Decrease in Cash)	371,948	(6,898)	376,704

Cash - Beginning of Period	4,756	11,654	0
Cash - End of Period	$376,704	$4,756	$376,704

EARTH SCIENCE TECH, INC. (F.K.A. ULTIMATE NOVELTY SPORTS, INC.) (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
FOR THE PERIOD FROM INCEPTION (APRIL 23, 2010)
THROUGH MARCH 31, 2014

			Additional			(Deficit) Accumulated During the
	Common Stock		Paid-in	Stock	Services	Development
Description	Shares	Amount	Capital	Payable	Receivable	Stage	Total

Balance - April 23, 2010	-	$-	$-	$-	$-	$-	$-
Common stock issued for cash at $0.001 per share	6,700,000	6,700	-	-	-	-	6,700
Net (loss) for the period	-	-	-	-	-	(20,687)	(20,687)
Balance - March 31, 2011	6,700,000	6,700	-	-	-	(20,687)	(13,987)

Net (loss) for the year	-	-	-	-	-	(22,852)	(22,852)
Balance - March 31, 2012	6,700,000	6,700	-	-	-	(43,539)	(36,839)

Common stock issued for cash at $0.01 per share	3,580,000	3,580	32,220	-	-	-	35,800
Net (loss) for the year	-	-	-	-	-	(62,029)	(62,029)
Balance - March 31, 2013	10,280,000	10,280	32,220	-	-	(105,568)	(63,068)

Forgiveness of amounts due to related party	-	-	75,484	-			75,484
Cash received for subscription of shares	-	-	-	376,500	-		376,500
Shares issued for services to be received	700,000	700	349,300	-	(350,000)
Founder shares issued for services to be received	25,000,000	25,000	12,475,000	-	(12,500,000)
Net (loss) for the year	-	-	-	-	-	(39,823)	(39,823)
Balance - March 31, 2014	35,980,000	$35,980	$12,932,004	$376,500	$(12,850,000)	$(145,391)	$349,093

EARTH SCIENCE TECH, INC.

(F.K.A. ULTIMATE NOVELTY SPORTS, INC.)

(A Development Stage Company)

March 31, 2014

Notes to Consolidated Financial Statements

Note 1 – organization and operations

Earth Science Tech, Inc.

Earth Science Tech, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on April 23, 2010.  The Company provides consulting services to the athletic facilities industry.  The Company offers a full range of consulting services, including start-up strategy development, membership pricing and management, operational analysis, marketing and public relations and staff training.  EST is a unique biotechnology company focused on cutting edge nutraceuticals and bioceuticals designed to excel in industries such as health, wellness, nutrition, supplement, cosmetic and alternative medicine to improve the quality of life for consumers worldwide. EST is dedicated in providing natural alternatives to prescription medications that help improve common disorders and illnesses. EST is focused on delivering nutritional and dietary supplements that help with treating symptoms such as: chronic pain, joint pain, inflammation, seizures, high blood pressure, memory loss, depression, weight management, nausea, aging and overall wellness. This may include products such as vitamins, minerals, herbs, botanicals, personal care products, homeopathics, functional foods, and other products. These products will be in various formulations and delivery forms including capsules, tablets, soft gels, chewables, liquids, creams, sprays, powders, and whole herbs.

On March 06, 2014, the Board of Directors of Ultimate Novelty Sports, Inc. (the”Company”) approved the name change from Ultimate Novelty Sports, Inc. to Earth Science Tech, Inc.  The change in the name of the Company was approved by a majority vote of the Shareholders of the Company.

On May 28, 2014 the Financial Industry Regulatory Authority (“FINRA”) approved the name change of the Company to Earth Science Tech, Inc. as well as the new symbol change from UNOV to ETST.

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

On March 31,2014 the Company issued 25 million shares to Majorca Group, LTD. See Note 5 below for details.

As a result of the foregoing, there was a change in control of the Company on March 31, 2014.

Disposition of Assets

On October 30, 2013, the Company sold to Optimal, Inc., a Nevada corporation 100% of the capital stock of Ultimate Novelty Sports Inc., a corporation organized pursuant to the laws of the province of Ontario, Canada for $1.00.

Note 2 – summary of significant accounting policies

Basis of presentation

The Company’s accounting policies used in the presentation of the accompanying financial statements conform to accounting principals generally accepted in the United States of America (“US GAAP”) and have been consistently applied.

Principles of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company as of March 31, 2014 and 2013 and cumulative from inception.  UNSI Canada is included as of September 30, 2013 and March 31, 2013 and for the period from May 6, 2010 (date of formation) through September 30, 2013.

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

At March 31, 2014 and 2013 there was no allowance for doubtful accounts. The Company does not have any off-balance-sheet credit exposure to its customers.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved ; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. aamounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at March 31, 2014 and 2013.

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

There were no potentially dilutive shares outstanding as of March 31, 2014 and 2013.

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

Recently issued accounting pronouncements

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations, or cash flows of the Company.

Note 3 – going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at March 31, 2014, a net loss and net cash used in operating activities for the fiscal period then ended.

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

Note 4 – related party transactions (Note 7)

Consulting services from President and Chief Financial Officer

There were no consulting services provided by the President and Chief Financial Officer for the twelve months ended March 31, 2014.

Advances and loan payable from Former Stockholders

During the year ended March 31, 2014, the President of the Company provided a $38,605 loan to the Company. The loan is payable on 9/30/2014, is unsecured and bears interest at 8%.

From time to time, the President and Chief Executive Officer and stockholders of the Company provided advances to the Company for its working capital purposes. Those advances bore no interest and were due on demand.  This advance was for $166,511 at 3/31/2014.

The President and stockholder of the Company advanced to the Company for the period from April 1, 2013 through March 31, 2014 and the Company did not make any repayment toward these advances.

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

Effective March 24, 2014 25,000,000 shares were issued to Majorca Group Ltd. for services to be received  as described in a Founder Agreement between the Company and Majorca Group Ltd..  The term of the agreement is for one year and shall continue on a month to month basis until terminated by either party with a notice of thirty days.  The Founder agrees to render services to Company in product development including idea generation, performing and designing formulations for products to be used in the health and nutrition market as well as marketing and sales of products to distributors and retailers.    Effective March 17, 2014 Company issued 700,000 shares  to Royal Palm Consulting Service, LLC for services to be rendered  as described in a Consulting Agreement between the Company and  Royal Palm Consulting Service, LLC. The agreement shall terminate on March 17, 2015.  The Consultant agrees  to serve as a consultant to assist the Company with bona fide consulting services in general corporate activities including not limited to the following areas. Business Development, Strategies and Planning as well as Research venues for product advertisement, Identify strategic partners and retail client development. All these shares were valued at $0.50 per share, being the cash price of immediately preciding share issuance to un-related parties..

During the year ended March 31, 2013, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. The Company has sold 3,580,000 common shares at $0.01 per share for total proceeds of $35,800 pursuant to this Registration Statement.

During the year ended March 31, 2014, the Company had sold 753,000 common shares at $0.50 per share for total proceeds of $376,500.  The 753,000 common shares were issued after March 31, 2014.

Note 6 – subsequent events

Addition common stock issued after March 31, 2014 was 208,000 for $142,250.

On June 6, 2014 the Company filed with the State of Nevada Articles of Amendment creating a Preferred A class of stock with 10,000,000 Preferred A shares having a par value of $0.001 per share.

On June 6, 2014 the Company filed with the State of Nevada a Certificate of Designation for the 10,000,000 Preferred A shares.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2014 fiscal year.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Position
Harvey Katz	President, Chief Executive Officer, Secretary, Treasurer and Director

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

Biographical Information Regarding Officers and Directors

Dr. Katz has a PhD in Environmental Science, a Masters of Business Management and Bachelors in Business Administration. As an entrepreneur, Dr. Katz has held leadership and management roles in several companies and served as Chief Executive Officer of International Foam Solutions, Inc. (a recycling chemical and equipment manufacturer) in that capacity, he developed the company’s marketing and strategic plans and oversaw the manufacturing operations. He started and developed International Foam Solutions, a recycling and manufacturing company. The company went public in 1999 and Dr. Katz was president of the company. During his tenure as president of IFS, the company never had any shareholder suits of any kind.

Dr. Katz holds several patents he developed while operating these companies. Dr. Katz is named as a co-inventor of a patented cancer drug as well. He  also  has  over  twenty  eight  (28) years’ experience in  chemical  and  equipment  manufacturing.  These businesses were sold.

Dr. Katz has given numerous lectures at Universities and companies such as University of Florida (Gainesville), UNLV, Virginia Tech, and Reynolds Tobacco Corp. on polystyrene recycling.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on obtaining financing for the company. We expect to adopt a code by the end of the current fiscal year.

Item 11:   EXECUTIVE COMPENSATION

Compensation of Officers

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2014 and 2013 awarded to, earned by or paid to our executive officers.

Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension
							Value &
						Non-Equity	Non-quali- fied
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position [1]	Year	($)*	($)	($)	($)	(S)	($)	($)*	($)
Larissa Zabelina	2013	0	0	0	0	0	0	3,600	3,600
President, CEO	2012	0	0	0	0	0	0	3,600	3,600

Elena Mochkina, CFO,	2013	0	0	0	0	0	0	3,600	3,600
Treasurer, Secretary	2012	0	0	0	0	0	0	3,600	3,600

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

Directors’ Compensation

The persons who served as members of our board of directors, including executive officers, did not receive any compensation for services as directors for 2014 and 2013.

Option Exercises and Stock Vested

There were no options exercised or stock vested during the years ended March 31, 2014 and 2013.

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

There were no other stock based awards under the 2014 and 2013 Stock Incentive Plan.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of March 31, 2014.

Option Awards										Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Harvey Katz Chief Executive Officer, President		—	—			—	$—	—		—	—	—	—
		—	—			—	$—	—		—	—	—	—

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2014 and as of the date of this Report: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of March 31, 2014, there were ____________________ shares of our common stock outstanding:

	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Title of Class	Directors and Officers:	(1)%

Common	Harvey Katz, CEO, President and Director	0	0
Common	All executive officers and directors as a group (2 persons)	6,700,000	18%

(1)	Applicable percentage of ownership is based on __37,080,000____________ shares of common stock outstanding on March 31, 2014.

Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of March 31, 2014, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2014, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Our common stock is our only issued and outstanding class of securities eligible to vote.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Consulting services provided by the President and Chief Financial Officer, accrued as compensation – officers and cost of revenues for the fiscal years ended March 31, 2014 and 2013 were as follows:

	Year Ended March 31, 2014	Year Ended March 31, 2013

Harvey Katz, President
- Cost of revenue	$-	$3,600
- Officer compensation		3,600
	$-	$7,200

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

Director Independence
Our common stock is quoted on the OTC bulletin board interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our director, Harvey Katz, is also our chief executive officer; our director Harvey Katz is also our chief financial officer. As a result, none of our directors is independent.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended March 31, 2014 we engaged De Joya Griffith out of Las Vegas, Nevada to handle all of our accounting.  During the year ended March 31, 2013 we engaged Ronald R. Chadwick, P.C., as our independent auditor.  For the years ended March 31, 2014, and 2013, we incurred fees as discussed below:

	Fiscal Year Ended
	March 31, 2014	March 31, 2013
Audit fees	$_13,000_____	$7,750
Audit – related fees	Nil	Nil
Tax fees	500	500
All other fees	Nil	Nil

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

Date: July 11, 2014
EARTH SCIENCE TECH, INC.

By:	/s/ Harvey Katz
Harvey Katz
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Earth Science Tech Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Harvey Katz	President, C.E.O. and Director	July 11, 2014
Harvey Katz
/s/ Harvey Katz	Treasurer, Secretary, C.F.O., Principal Accounting Officer, Principal Financial Officer and Director	July 11, 2014
Harvey Katz