Form 10-K/A
period 2014-03-31
Earth Science Tech, Inc.
filed 2014-07-16
CIK 1538495

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [ x ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter

As of July10, 2014, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the price at which the common equity was sold, was approximately $59,660,796. As of July10, 2014, the registrant had 37,287,998 shares of Common Stock outstanding.

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
(F.K.A Ultimate Novelty Sports, Inc.)

We have audited the accompanying balance sheet of Earth Science Tech, Inc. (A Development Stage Company) (the “Company”) (F.K.A Ultimate Novelty Sports, Inc.) as of  March 31, 2014 and the related statement of operations, stockholders’ deficit and cash flow for the year then ended and from inception (April 23, 2010) to March 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Earth Science Tech, Inc. (A Development Stage Company) (F.K.A Ultimate Novelty Sports, Inc.) as of March 31, 2014 and from inception (April 23, 2010) to March 31, 2014 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

EARTH SCIENCE TECH, INC.
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

Effective March 24, 2014 25,000,000 shares were issued to Majorca Group Ltd. for services to be received as described in a Founder Agreement between the Company and Majorca Group Ltd.. The term of the agreement is for one year and shall continue on a month to month basis until terminated by either party with a notice of thirty days. The Founder agrees to render services to Company in product development including idea generation, performing and designing formulations for products to be used in the health and nutrition market as well as marketing and sales of products to distributors and retailers. Effective March 17, 2014 Company issued 700,000 shares to Royal Palm Consulting Service, LLC for services to be rendered as described in a Consulting Agreement between the Company and Royal Palm Consulting Service, LLC. The agreement shall terminate on March 17, 2015. The Consultant agrees to serve as a consultant to assist the Company with bona fide consulting services in general corporate activities including not limited to the following areas. Business Development, Strategies and Planning as well as Research venues for product advertisement, Identify strategic partners and retail client development. All these shares were valued at $0.50 per share, being the cash price of immediately preciding share issuance to un-related parties.

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