Form 10-Q
period 2014-06-30
Earth Science Tech, Inc.
filed 2014-08-19
CIK 1538495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 1 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 333-179280

Earth Science Tech, Inc.
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 18, 2014
Common Stock, $0.001 par value	37,301,331

Earth Science Tech, Inc.
TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Item 4. Controls and Procedures.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
Item 1A. Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Mine Safety Disclosures.
Item 5. Other Information.
Item 6. Exhibits.
SIGNATURES

2

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Earth Science Tech, Inc.
June 30, 2014
(Unaudited)

Index to
Consolidated Financial Statements

EARTH SCIENCE TECH, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
ASSETS

	June 30,	March 31,
	2014	2014
Current Assets:
Cash	$398,787	$376,704
Prepaid	262,500	350,000
Deposits	201,296	178,250
Total current assets	862,583	904,954
Fixed Assets:
Software	974	-
Total fixed assets	974
Total Assets	$863,557	$904,954

LIABILITIES AND STOCKHOLDERS'S EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$4,907	$745
Due to related parties	—	166,511
Notes payable - related parties	59,558	38,605
Total current liabilities	64,465	205,861
Total liabilities	64,465	205,861

Commitments and Contingencies

Stockholders' Equity:
Preferred shares, par value $0.001 per share, authorized 10,000,000 shares
No preferred shares issued and outstanding as of June 30, 2014 and March 31, 2014
Common stock, par value $0.001 per share, authorized 75,000,000

37,178,832 and 35,980,000 common shares issued and outstanding as of June 30, 2014 and March 31, 2014 respectively	37,179	35,980
Additional paid-in capital	13,604,555	12,932,004
Stock payable	—	376,500
Services receivable	(12,500,000)
Retained Earnings\(Deficit)	(12,842,642)	(145,391)
Total stockholders' equity	799,092	699,093
Total Liabilities and Stockholder's Equity	$863,557	$904,954

The accompanying notes to the consolidated financial statements are an integral part of these statements.

EARTH SCIENCE TECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2014	2013
Revenue	$-	$6,650
Cost of Revenues		900
Gross Profit	-	5,750
Expenses:
General and administrative:
Compensation - officers		900
Other - general and administrative	1,147	3,016
Professional fees	12,694,839	6,990
Travel expense	1,291	-

Total operating expenses	12,697,277	10,906
(Loss) from Operations	(12,697,277)	(5,156)

Other (Income) Expenses
Interest Income	(26)	-
Foreign currency transaction loss	-	108
Total Other (Income) Expenses, net	(26)	108
Provision for Income Taxes	-	-

Net (Loss)	$(12,697,251)	$(5,264)

(Loss) Per Common Share:
(Loss) per common share - Basic	$(0.36)	$(0.01)

Weighted Average Common Shares Outstanding:
Basic	$35,586,003	10,280,000

The accompanying notes to the consolidated financial statements are an integral part of these statements.

EARTH SCIENCE TECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2014	2013
Operating Activities:
Net (loss)	$(12,697,251)	$(5,264)
Items not involving cash
Stock-based compensation	12,665,750

Changes in non-cash working capital:
Increase in deposits	(23,046)	-
Increase in accounts payable and accrued liabilities	4,162	(1,348)
Decrease in advances from related parties	(166,511)	-
Net Cash (Used in) Operating Activities	(216,896)	(6,612)

Investing Activities:
Fixed asset purchases	(974)	-
Net Cash (Used in) Investing Activities	(974)	0

Financing Activities:
Proceeds from issuance of common stock	219,000	-
Proceeds from related parties	-	1,800
Proceeds from notes payable-related parties	20,953	280

Net Cash Provided by Financing Activities	239,953	2,080
Net Increase (Decrease in Cash)	22,083	(4,532)

Cash - Beginning of Period	376,704	4,756
Cash - End of Period	$398,787	$224

The accompanying notes to the consolidated financial statements are an integral part of these statements.

EARTH SCIENCE TECH, INC.
June 30, 2014

Notes to Consolidated Financial Statements

Note 1 – Organization and operations

Earth Science Tech, Inc.

Earth Science Tech, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on April 23, 2010.  The Company provides consulting services to the athletic facilities industry.  The Company offers a full range of consulting services, including start-up strategy development, membership pricing and management, operational analysis, marketing and public relations and staff training.  EST is a unique biotechnology company focused on cutting edge nutraceuticals and bioceuticals designed to excel in industries such as health, wellness, nutrition, supplement, cosmetic and alternative medicine to improve the quality of life for consumers worldwide. EST is dedicated in providing natural alternatives to prescription medications that help improve common disorders and illnesses. EST is focused on delivering nutritional and dietary supplements that help with treating symptoms such as: chronic pain, joint pain, inflammation, seizures, high blood pressure, memory loss, depression, weight management, nausea, aging and overall wellness. This may include products such as vitamins, minerals, herbs, botanicals, personal care products, homeopathics, functional foods, and other products. These products will be in various formulations and delivery forms including capsules, tablets, soft gels, chewables, liquids, creams, sprays, powders, and whole herbs. Although, the Company has generated revenues it has incurred operating expenses and expenses associated with implementation of its business plan resulting in net operating losses for the reported periods and accumulated deficit since inception. The Company is devoting substantially all of its efforts on generating revenues from consulting services and implementation of its business plan

On March 06, 2014, the Board of Directors of Ultimate Novelty Sports, Inc. (the ”Company”) approved the name change from Ultimate Novelty Sports, Inc. to Earth Science Tech, Inc.  The change in the name of the Company was approved by a majority vote of the Shareholders of the Company.

On May 28, 2014 the Financial Industry Regulatory Authority (“FINRA”) approved the name change of the Company to Earth Science Tech, Inc. as well as the new symbol change from UNOV to ETST.

Formation of Ultimate Novelty Sports (Canada) Inc.

On May 6, 2010, the Company formed a wholly owned subsidiary, Earth Science Tech, Inc., an Ontario, Canada Corporation (“UNSI Canada”).  UNSI Canada uses the U.S. Dollar as its reporting currency as well as its functional currency, however from time to time, UNSI Canada, incurs certain expenses in Canadian Dollars.

On October 30, 2013, the Company sold to Optimal, Inc., a Nevada corporation 100% of the capital stock of Earth Science Tech, Inc., a corporation organized pursuant to the laws of the province of Ontario, Canada for $1.00.

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

On March 31,2014 the Company issued 25 million shares to Majorca Group, LTD. See Note 5 below for details.As a result of the foregoing, there was a change in control of the Company on March 31, 2014.

Note 2 – Summary of significant accounting policies

Basis of presentation

The Company’s accounting policies used in the presentation of the accompanying consolidated financial statements conform to accounting principals generally accepted in the United States of America (“US GAAP”) and have been consistently applied.

Principles of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company as of June 30, 2014 and 2013.  UNSI Canada, its wholly owned subsidiary is included as of September 30, 2013, as here was disposition of assets on October 30, 2013.
All intercompany balances and transactions have been eliminated on consolidation.

Use of estimates and assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, deposits, accounts payable and accrued expenses approximate their fair value because of the short maturity of those instruments.
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

At June 30, 2014 there was no allowance for doubtful accounts. The Company does not have any off-balance-sheet credit exposure to its customers.

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

Foreign currency transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification (“Section 830-20-35”) for foreign currency transactions.  UNSI Canada uses the U.S. Dollar as its reporting currency as well as its functional currency, however from time to time, UNSI Canada, had incurred certain expenses in Canadian Dollars.

Assets and liabilities denominated in a foreign currency are translated into US dollar reporting currency at the exchange rate in effect at the balance sheet date and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in other comprehensive income (loss).

Income taxes

The Company follows ASC Topic 740 for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of June 30, 2014, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of June 30, 2014, no income tax expense has been incurred.

Net income (loss) per common share

The Company follows ASC Topic 260 to account for earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.
There were no potentially dilutive shares outstanding as of June 30, 2014.

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

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company  evaluates subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently issued accounting pronouncements

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations, or cash flows of the Company.

Note 3 – Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at June 30, 2014, a net loss and net cash used in operating activities for the fiscal period then ended.

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

Note 4 – Related party transactions (Note 7)

Consulting services from President and Chief Financial Officer

There were no consulting services provided by the President and Chief Financial Officer for the three months ended June 30, 2014.

Advances and loan payable from Former Stockholders

During the three months ended June 30, 2014, the Chief Financial Officer of the Company provided $15,686 and $5,266 loans to the Company. The loans are payable on September 30, 2014, are unsecured and bear interest at 8%.

Note 5 – Stockholders’ equity (deficit)

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $.001 per share.

Common stock

On September 20, 2010, the Company sold 6,700,000 shares of its common stock at par to its directors for $6,700 in cash.

Effective March 24, 2014 25,000,000 shares were issued to Majorca Group Ltd. for services to be received  as described in a Founder Agreement between the Company and Majorca Group Ltd..  The term of the agreement is for one year and shall continue on a month to month basis until terminated by either party with a notice of thirty days.  The Founder agrees to render services to Company in product development including idea generation, performing and designing formulations for products to be used in the health and nutrition market as well as marketing and sales of products to distributors and retailers. Effective March 17, 2014 Company issued 700,000 shares  to Royal Palm Consulting Service, LLC for services to be rendered  as described in a Consulting Agreement between the Company and  Royal Palm Consulting Service, LLC. The agreement shall terminate on March 17, 2015.  The Consultant agrees  to serve as a consultant to assist the Company with bona fide consulting services in general corporate activities including not limited to the following areas. Business Development, Strategies and Planning as well as Research venues for product advertisement, Identify strategic partners and retail client development. All these shares were valued at $0.50 per share, being the cash price of immediately preceding share issuance to un-related parties.

During the year ended March 31, 2013, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. The Company has sold 3,580,000 common shares at $0.01 per share for total proceeds of $35,800 pursuant to this Registration Statement.

During the year ended March 31, 2014, the Company had sold 753,000 common shares at $0.50 per share for total proceeds of $376,500.  Since the shares were not issued as at March 31, 2014, they were shown under staiock payable. All these shares were were issued during the quarter ended June  30, 2014.

During the quarter ended June 30, 2014, the Company had sold 341,330 common shares for cash at $0.50 to $0.75 per share for total proceeds of $219,000. The compnay also issued 104,500 shares for services.

Preferred Stock

On June 6, 2014 the Company filed with the State of Nevada Articles of Amendment creating a Preferred A class of stock with 10,000,000 Preferred A shares having a par value of $0.001 per share.

On June 6, 2014 the Company filed with the State of Nevada a Certificate of Designation for the 10,000,000 Preferred A shares.

Note 6 – Subsequent events

The company issued 122,499 shares of common stock at $0.50 to $0.75 per share after June 30, 2014.

Note 7 – Reclassification

Certain amounts in the Balance sheet as at March 31, 2014 have been reclassified to be consistent with the current year presentation. Services receivable, previously included in Equity is now stated separately as Prepaid under assets in the Balance sheets as at March 31, 2014. The reclassification had no impact on the Company’s financial condition, results of operations or cash flows.

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

Our current services include:

Business Model and Management Analysis

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

Marketing Services

Marketing nutraceuticals and bioceuticals correctly and effectively is one of the most important ways to increase revenue and attract new clients.  Our Customer acquisition, however, revolves around our ability to provide unique products to the market in the form of capsules, tablets, soft gels, chewables, liquids, creams, sprays, powders, and whole herbs.

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

On March 06, 2014, the Board of Directors of Ultimate Novelty Sports, Inc. (the ”Company”) approved the name change from Ultimate Novelty Sports, Inc. to Earth Science Tech, Inc.  The change in the name of the Company was approved by a majority vote of the Shareholders of the Company.

On May 28, 2014 the Financial Industry Regulatory Authority (“FINRA”) approved the name change of the Company to Earth Science Tech, Inc. as well as the new symbol change from UNOV to ETST.

Results of Operations

For the Three Months ended June 30, 2014 compared to the three Months ended June 30, 2013

All significant intercompany balances and transactions have been eliminated on consolidation.

Revenue

We generate revenue from consulting and marketing services.

Our gross revenue for the three months ended June 30, 2014, was $0, compared to $6,650, for the same period in our fiscal 2013.  Our cost of revenues for the same period ended June 30, 2014, was $0 (June 30, 2013: $900) resulting in a gross profit of $0 for June 30, 2014 (June 30, 2013: $5,750).

Operating Costs and Expenses

The major components of our expenses for the three months ended June 30, 2014 and 2013 are outlined in the table below:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Increase (Decrease) %

Advertising	$-	$-	N/A
Professional fees	12,694,839	6,990	N/A
Officer compensation	-	900	N/A
Salaries	-	-	N/A
Other	1,147	3,016	N/A
Travel expense	1,291	-	N/A
	$12,697,277	$10,906

Total operating costs for the three months ended June 30, 2014 were at a higher level to the total operating costs for the three months ended June 30, 2013. However, during the three months ended June 30, 2014 we experienced $0 expenses in salaries, officer compensation, and advertising and in other general and administrative cost of $1,147 compared to $3,016 for the period ended June 30, 2013. During the quarter ended June 30, 2014 we worked on more projects compared to the same period in our fiscal 2013. As a result we have incurred an increase in professional fees and other operating costs.

The President of the Company provides management consulting services to the Company. During the three months ended June 30, 2014, the Company incurred $0 in management consulting services (June 30, 2013: $0).

Other expenses represent bank charges, office expenses, rent and filing fees.

Liquidity and Capital Resources

Working Capital	June 30, 2014	March 31, 2014
Current Assets	$863,557	$904,954
Current Liabilities	$(64,465)	$(205,861)
Working Capital	$798,118	$699,093

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Cash used in operating activities	$(216,896)	$(6,612)
Cash used in investing activities	$(974)	$-
Cash provided by financing activities	$239,953	$2,080
Net increase (decrease) in cash	$22,083	$(4,532)

Cash Flows from Operating Activities

Our cash used in operating activities of $216,896 for the three months ended June 30, 2014 was primarily the result of an repayment of advances from related parties .

Cash Flows from Investing Activities

Our cash used in investing activities of $974 for the three months ended June 30, 2014 was primarily the result of purchase of accounting software.

Cash Flows from Financing Activities

Our cash provided by financing activities of $239,953 for the three months ended June 30, 2014 was primarily the result of common stock issued for stock $219,000 and proceeds from notes payable related parties pof $20,953.

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

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Off Balance Sheet Arrangements

As of June 30, 2014, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective due to the company’s failure to properl value stock transactions. The material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

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

Date: August 18, 2014	Earth Science Tech, Inc.

	By:	/s/ Harvey Katz
Harvey Katz
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer, Secretary, Treasurer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Earth Science Tech, Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Harvey Katz	President, C.E.O., C.F.O., Secretary,	August 18, 2014
Harvey Katz	Treasurer and Director