Form 10-Q
period 2014-09-30
Earth Science Tech, Inc.
filed 2014-11-19
CIK 1538495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number: 000-55000

Earth Science Tech, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	45-4267181
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2255 Clades Road, Suite 324A Boca Raton, Florida	33431
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (561) 988-8424

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 30, 2014
Common Stock, $0.001 par value	37,405,331

ULTIMATE NOVELTY SPORTS INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 ULTIMATE NOVELTY SPORTS INC.
September 30, 2014
(Unaudited)

Index to
Consolidated Financial Statements

EARTH SCIENCE TECH, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
ASSETS

	Sept 30,	March 31,
	2014	2014
Current Assets:
Cash	$387,611	$376,704
Prepaid expenses	179,816	350,000
Inventory	187,960	-
Deposits	35,341	178,250
Total current assets	790,728	904,954
Fixed Assets:
Equipment	764	-
Software	974	-
Total fixed assets	1,738	-
Total Assets	$792,466	$904,954

LIABILITIES AND STOCKHOLDERS'S EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$9,785	$745
Credit card payable	2,227	-
Due to related parties	-	166,511
Notes payable - related parties	59,558	38,605
Total current liabilities	71,570	205,861
Total liabilities	71,570	205,861

Commitments and Contingencies
Stockholders' Equity:
Preferred shares, par value $0.001 per share,
authorized 10,000,000 shares
Common stock, par value $0.001 per share, 75,000,000
shares authorized; 37,405,330 and 35,980,000 shares
issued and outstanding as of September 30, 2014 and March 31,2014 respectively	37,405	35,980
Additional paid-in capital	13,766,129	12,932,004
Stock payable	-	376,500
Services receivable	-	(12,500,000)
Accumulated deficit	(13,082,638)	(145,391)
Total stockholders' equity	720,896	699,093
Total Liabilities and Stockholder's Equity	$792,466	$904,954

The accompanying notes to the consolidated financial statements are an integral part of these statements.

EARTH SCIENCE TECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Revenue	$6,600	$-	$6,600	$6,650
Cost of Revenues	4,582	-	4,582	900
Gross Profit	2,018	-	2,018	5,750

Expenses:
General and administrative:
Automobile	250	-	308	-
Compensation - officers	100,000	1,800	150,000	2,700
Marketing	88,605	-	176,105	-
Other - general and administrative	37,504	2,379	38,593	5,395
Professional fees	12,463	3,600	12,569,802	10,590
Travel expense	3,231	-	4,522	-
Total operating expenses	242,053	7,779	12,939,330	18,685
Loss from operations	(240,035)	(7,779)	(12,937,312)	(12,935)

Other (income) expenses
Interest Income	(39)	-	(65)	-
Foreign currency transaction loss	-	(2)	-	106
Total other (income) expenses, net	(39)	(2)	(65)	106
Net loss	$(239,996)	$(7,777)	$(12,937,247)	$(13,041)

Loss per common share:
Loss per common share - Basic	$(0.01)	$-	$(0.35)	$-

Weighted average common shares outstanding:
Basic	37,292,082	10,280,000	36,696,560	10,280,000

The accompanying notes to the consolidated financial statements are an integral part of these statements.

EARTH SCIENCE TECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2014	2013
Operating Activities:
Net loss	$(12,937,247)	$(13,041)
Items not involving cash
Stock-based compensation	12,660,050	-
Changes in non-cash working capital:
(Increase) in deposits	(48,591)	-
Decrease in prepaid expenses	170,184	-
Decrease in inventory	3,540
(Increase)/ decrease in accounts payable and credit card payable	11,267	(23,798)

Net cash used in operating activities	(140,797)	(36,839)

Investing Activities:
Fixed asset purchases	(1,738)	-
Net cash used in investing activities	(1,738)	-

Financing Activities:
Proceeds from cash issuances	299,000	-
Proceeds from related parties	-	31,639
Repayment of related party advances	(166,511)
Proceeds from loan payable-related parties	20,953	564
Net cash provided by financing activities	153,442	32,203
Net increase (decrease) in cash	10,907	(4,636)

Cash - Beginning of period	376,704	4,756
Cash - End of period	$387,611	$120

Non Cash Financing and Investing Activities:
Forgiveness of debt from stockholders and officers - accrued compensation	$-	$19,800

Forgiveness of debt from stockholders and officers - advances and loan from stockholder	$-	$55,684

The accompanying notes to the consolidated financial statements are an integral part of these statements.

EARTH SCIENCE TECH, INC.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

Note 1 – Organization and operations

Earth Science Tech, Inc.

Earth Science Tech, Inc. F/K/A Ultimate Novelty Sports, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on April 23, 2010.  On March 6, 2014 the Board of Directors of the Company approved the name change from Ultimate Novelty Sports, Inc. to Earth Science Tech, Inc. EST is a unique biotechnology company focused on cutting edge nutraceuticals and bioceuticals designed to excel in industries such as health, wellness, nutrition, supplement, cosmetic and alternative medicine to improve the quality of life for consumers worldwide. EST is dedicated in providing natural alternatives to prescription medications that help improve common disorders and illnesses. EST is focused on delivering nutritional and dietary supplements that help with treating symptoms such as: chronic pain, joint pain, inflammation, seizures, high blood pressure, memory loss, depression, weight management, n ausea, aging and overall wellness. This may include products such as vitamins, minerals, herbs, botanicals, personal care products, homeopathics, functional foods, and other products. These products will be in various formulations and delivery forms including capsules, tablets, soft gels, chewables, liquids, creams, sprays, powders, and whole herbs. Although, the Company has generated revenues it has incurred operating expenses and expenses associated with implementation of its business plan resulting in net operating losses for the reported periods and accumulated deficit since inception. The Company is devoting substantially all of its efforts on generating revenues from consulting services and implementation of its business plan

On March 6, 2014, the Board of Directors of Earth Science Tech, Inc. (the “Company”) approved the name change from Ultimate Novelty Sports, Inc. to Earth Science Tech, Inc.  The change in the name of the Company was approved by a majority vote of the Shareholders of the Company.

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

On March 31, 2014 the Company issued 25 million shares to Majorca Group, LTD. See Note 5 below for details. As a result of the foregoing, there was a change in control of the Company on March 31, 2014.

Note 2 – Summary of significant accounting policies

Basis of presentation

The Company’s accounting policies used in the presentation of the accompanying consolidated financial statements conform to accounting principles generally accepted in the United States of America (“US GAAP”) and have been consistently applied.

Principles of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company as of September 30, 2014 and 2013.  UNSI Canada, its wholly owned subsidiary is included as of September 30, 2013, as there was disposition of assets on October 30, 2013.

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

At September 30, 2014 there was no allowance for doubtful accounts. The Company does not have any off-balance-sheet credit exposure to its customers.

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s buhsiness, financial position, and results of operations or cash flows.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of September 30, 2014, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of September 30, 2014, no income tax expense has been incurred.

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

There were no potentially dilutive shares outstanding as of September 30, 2014.

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

Recently issued accounting pronouncements

We have reviewed all new accounting pronouncements and, except as set forth below, do not expect any new pronouncements or guidance to have an impact on our results of operations or financial position:

We have elected to adopt FASB Accounting Standards Update No. 2014-10, which amends Topic 915 of the FASB Accounting Standards Codification to remove the financial reporting distinction between exploration stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for exploration stage entities to (1) present inception-to-date information in the statements of income, cash flows, and stockholder’s equity (deficit), (2) label the financial statements as those of a exploration stage entity, (3) disclose a description of the exploration stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a exploration stage entity that in prior years it had been in the exploration stage.  Although we do not expect this pronouncement to affect our actual results of operations or financial position, it will affect the presentation of our financial statements, in that inception-to-date information will not be presented in our statements of operations, cash flows, or stockholder’s equity (deficit).

Note 3 – Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at September 30, 2014, a net loss and net cash used in operating activities for the fiscal period then ended.

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

Note 4 – Related party transactions

Consulting services from President and Chief Financial Officer

On April 15, 2014 the Company entered into an Employment Agreement with its Chief Executive Officer Harvey Katz.  The Agreement calls for issuance of 100,000 restricted common shares per quarter with the price of the stock relating back to the price of stock at the time the contract was entered into.  During the six months ended September 30, 2014, the company issued 200,000 restricted shares of common stock valued at $0.75 per share under the said employment agreement.

Advances and loan payable from Former Stockholders

During the six months ended September 30, 2014, a related party of the Company provided $20,953 in loans to the Company. The loans are payable on September 30, 2014, are unsecured and bear interest at 8%.  The loans outstanding as at September 30, 2014 and March 31, 2014 were $59,558 and $38,605 respectively.

Note 5 – Stockholders’ equity (deficit)

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $.001 per share.

Common stock

On September 20, 2010, the Company sold 6,700,000 shares of its common stock at par to its directors for $6,700 in cash.

Effective March 24, 2014 25,000,000 shares were issued to Majorca Group Ltd. for services to be received as described in a Founder Agreement between the Company and Majorca Group Ltd.  The term of the agreement is for one year and shall continue on a month to month basis until terminated by either party with a notice of thirty days.  The Founder agrees to render services to Company in product development including idea generation, performing and designing formulations for products to be used in the health and nutrition market as well as marketing and sales of products to distributors and retailers.    Effective March 17, 2014 Company issued 700,000 shares  to Royal Palm Consulting Service, LLC for services to be rendered  as described in a Consulting Agreement between the Company and  Royal Palm Consulting Service, LLC. The agreement shall terminate on March 17, 2015.  The Consultant agrees to serve as a consultant to assist the Company with bona fide consulting services in general corporate activities including not limited to the following areas. Business Development, Strategies and Planning as well as Research venues for product advertisement, Identify strategic partners and retail client development. All these shares were valued at $0.50 per share, being the cash price of immediately preceding share issuance to un-related parties.

During the year ended March 31, 2013, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. The Company has sold 3,580,000 common shares at $0.01 per share for total proceeds of $35,800 pursuant to this Registration Statement.

During the year ended March 31, 2014, the Company had sold 753,000 common shares at $0.50 per share for total proceeds of $376,500.  Since the shares were not issued as at March 31, 2014, they were shown under stock payable. All these shares were issued during the quarter ended June 30, 2014.

During the six months ended September 30, 2014, the Company had sold 474,660 common shares for cash at $0.50 to $.75 per share for total proceeds of $299,000. The Company also issued 950,670 shares for services.

Preferred Stock

On June 6, 2014 the Company filed with the State of Nevada Articles of Amendment creating a Preferred A class of stock with 10,000,000 Preferred A shares having a par value of $0.001 per share.

On June 6, 2014 the Company filed with the State of Nevada a Certificate of Designation for the 10,000,000 Preferred A shares.

Note 6 – Subsequent events

On October 20, 2014, Earth Science Tech, Inc. entered into a Assignment of Patent Application with Wei R. Chen for assignment of a patent pending under Application number 62061577 entitled “Cannabidols Composition and Uses Thereof.” Earth Science Tech, Inc. intends to invest upwards of $600,000.00 in order to secure and develop multiple patents and conduct clinical trials of the Cannabidol Compounds.

Results of Operations

Total operating costs for the six months ended September 30, 2014 were at a higher level to the total operating costs for the six months ended September 30, 2013. During the quarter ended September 30, 2014 we worked on more projects compared to the same period in our fiscal 2013. As a result we have incurred an increase in professional fees and other operating costs.

On April 15, 2014 the Company entered into an Employment Agreement with its Chief Executive Officer Harvey Katz.  The Agreement calls for issuance of 100,000 restricted common shares per quarter with the price of the stock relating back to the price of stock at the time the contract was entered into. During the six months ended September 30, 2014, the company issued 200,000 restricted shares of common stock valued at $0.75 per share under the said employment agreement.
Other expenses represent bank charges, office expenses, rent and filing fees.

Liquidity and Capital Resources

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	Six Months Ended September 30, 2014	Six Months Ended September 30, 2013
Cash used in operating activities	$(140,797)	$(36,839)
Cash used in investing activities	$(1,738)	$-
Cash provided by financing activities	$153,442	$32,203
Net increase (decrease) in cash	$10,907	$(4,636)

Cash Flows from Operating Activities

Our cash used in operating activities of $140,797 for the six months ended September 30, 2014 was primarily the result of decrease in prepaid expenses and Stock-based compensation.

Cash Flows from Investing Activities

Our cash used in investing activities of $1,738 for the six months ended September 30, 2014 was primarily the result of purchase of accounting software, equipment.

Cash Flows from Financing Activities

Our cash provided by financing activities of $153,442for the six months ended September 30, 2014 was primarily the result of common stock issued for cash $299,000,proceeds from notes payable related parties of $20,953 and repayment of related party advances of $166,511.

Note 7-Reclassification

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

Our Business

Earth Science Tech, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on April 23, 2010.  The Company provides consulting services to the athletic facilities industry.  On March 6, 2014 the Board of Directors of the Company approved the name change from Ultimate Novelty Sports, Inc. to Earth Science Tech, Inc. EST is a unique biotechnology company focused on cutting edge nutraceuticals and bioceuticals designed to excel in industries such as health, wellness, nutrition, supplement, cosmetic and alternative medicine to improve the quality of life for consumers worldwide. EST is dedicated in providing natural alternatives to prescription medications that help improve common disorders and illnesses. EST is focused on delivering nutritional and dietary supplements that help with treating symptoms such as: chronic pain, joint pain, inflammation, seizures, high blood pressure, memory loss, depression, weight management, nausea, aging and overall wellness. This may include products such as vitamins, minerals, herbs, botanicals, personal care products, homeopathics, functional foods, and other products. These products will be in various formulations and delivery forms including capsules, tablets, soft gels, chewables, liquids, creams, sprays, powders, and whole herbs. Although, the Company has generated revenues it has incurred operating expenses and expenses associated with implementation of its business plan resulting in net operating losses for the reported periods and accumulated deficit since inception. The Company is devoting substantially all of its efforts on generating revenues from consulting services and implementation of its business plan.

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

On March 6, 2014, the Board of Directors of Ultimate Novelty Sports, Inc. (the”Company”) approved the name change from Ultimate Novelty Sports, Inc. to Earth Science Tech, Inc.  The change in the name of the Company was approved by a majority vote of the Shareholders of the Company.

On May 28, 2014 the Financial Industry Regulatory Authority (“FINRA”) approved the name change of the Company to Earth Science Tech, Inc. as well as the new symbol change from UNOV to ETST.

Results of Operations

For the Three Months ended September 30, 2014 compared to the Three Months ended September 30, 2013

Revenue

The Company’s gross revenue for the three months ended September 30, 2014, was $6,600, compared to $0, for the same period in the Company’s fiscal 2013.  Cost of revenues for the three months ended September 30, 2014 was $4,582 compared to $0 for the same three month period ended September 30, 2014 which resulted in a gross profit of $2,018 for the period ended September 30, 2014.

Operating Costs and Expenses

Total operating costs for the three months ended September 30, 2014 were $242,053 compared to only $7,779 for the period  were at a higher level to the total operating costs for the three months ended September 30, 2013. The higher operating costs were the result of an expansion in the Company’s activities associated with marketing activities and officer compensation. During the quarter ended September 30, 2014 we worked on more projects compared to the same period in our fiscal 2013. As a result we have incurred an increase in professional fees and other operating costs.

For the Six Months ended September 30, 2014 compared to the Six Months ended September 30, 2013

All significant intercompany balances and transactions have been eliminated on consolidation.

Revenue

Our gross revenue for the six months ended September 30, 2014, was $6,600, compared to $6,650, for the same period in our fiscal 2013.  Our cost of revenues for the same period ended September 30, 2014, was $4,582 (September 30, 2013: $900) resulting in a gross profit of $2,018 for September 30, 2014 (September 30, 2013: $5,750).

Operating Costs and Expenses

The major components of our expenses for the six months ended September 30, 2014 and 2013 are outlined in the table below:

	Six Months Ended September 30, 2014	Six Months Ended September 30, 2013

Professional fees	$12,569,802	$10,590
Marketing	176,105	-
Officer compensation	150,000	2,700
Other	38,593	5,395
Travel expense	4,522	-
	$12,939,022	$18,685

Total operating costs for the six months ended September 30, 2014 were at a higher level to the total operating costs for the six months ended September 30, 2013. However, during the six months ended September 30, 2014 we experienced $0 expenses in salaries, officer compensation, and advertising and in other general and administrative cost of $1,147 compared to $3,016 for the period ended June 30, 2013. During the quarter ended September 30, 2014 we worked on more projects compared to the same period in our fiscal 2013. As a result we have incurred an increase in professional fees and other operating costs.

On April 15, 2014 the Company entered into an Employment Agreement with its Chief Executive Officer Harvey Katz.  The Agreement calls for issuance of 100,000 restricted common shares per quarter with the price of the stock relating back to the price of stock at the time the contract was entered into. The President of the Company provides management consulting services to the Company. During the six months ended September 30, 2014, the Company incurred $0 in management consulting services (June 30, 2013: $0).

Other expenses represent bank charges, office expenses, rent and filing fees.

Liquidity and Capital Resources

Working Capital	September 30, 2014	March 31, 2014
Current Assets	$790,728	$904,954
Current Liabilities	$(71,570)	$(205,861)
Working Capital	$719,158	$699,093

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	Six Months Ended September 30, 2014	Six Months Ended September 30, 2013
Cash used in operating activities	$(307,308)	$(36,839)
Cash used in investing activities	$(1,738)	$-
Cash provided by financing activities	$319,953	$32,203
Net increase (decrease) in cash	$10,907	$(4,636)

Cash Flows from Operating Activities

Our cash used in operating activities of $307,295 for the six months ended September 30, 2014 was primarily the result of repayment of advances from related parties and Stock-based compensation services from Majorca Group Ltd.

Cash Flows from Investing Activities

Our cash used in investing activities of $1,738 for the six months ended September 30, 2014 was primarily the result of purchase of accounting software, equipment.

Cash Flows from Financing Activities

Our cash provided by financing activities of $319,940 for the six months ended September 30, 2014 was primarily the result of common stock issued for stock $299,000 and proceeds from notes payable related parties of $20,953.

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

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Off Balance Sheet Arrangements

As of September 30, 2014, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective due to the company’s failure to properly value stock transactions. The material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 27, 2014 the Company issued 2,000 common shares to Wei R. Chen as partial compensation for an Assignment of Patents.  This issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

On July 3, 2014 the Company issued 66,000 common shares to Jeffery K. Ehrhart and Kathryn Ehrhart.  This issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

On July 3, 2014 the Company issued 40,000 common shares to Chad Georgeson and Cynthia Georgeson.  This issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

On August 7, 2014 the Company issued 5,000 common shares to Chris Gingold.  This issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

On August 7, 2014 the Company issued 2,000 common shares to Aura Gomez.  This issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

On September 19, 2014 the Company issued 100,000 common shares to the Claudia Iovino Revocable Trust.  This issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

On August 27, 2014 the Company issued 100,000 common shares to Harvey Katz.  This issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

On August 7, 2014 the Company issued 3,000 common shares to Joseph Manno.  This issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

On August 7, 2014 the Company issued 95,000 common shares to Paradise Capital Group.  This issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

On August 15, 2014 the Company issued 1,000 common shares to Spencer Siegel.  This issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

On July 03, 2014 the Company issued 2,500 common shares to Steven Warm.  This issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

On August 15, 2014 the Company issued 1,000 common shares to Thomas Wright.  This issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

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

Date: November 18, 2014	ULTIMATE NOVELTY SPORTS INC.

	By:	/s/ Harvey Katz
Harvey Katz
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer, Secretary, Treasurer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Ultimate Novelty Sports Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Harvey Katz	President, C.E.O., C.F.O., Secretary,	November 18, 2014
Harvey Katz	Treasurer and Director