Form 10-Q
period 2014-12-31
Earth Science Tech, Inc.
filed 2015-02-23
CIK 1538495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X}	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 333-179280

Earth Science Tech, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	45-4267181
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2255 Clades Road, Suite 324A, Boca Raton, Florida	33431
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 19, 2015
Common Stock, $0.001 par value	37,661,331

EARTH SCIENCE TECH INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EARTH SCIENCE TECH INC.
(A Development Stage Company)
December 31, 2014
(Unaudited)

Index to
Consolidated Financial Statements

EARTH SCIENCE TECH, INC. AND SUSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	Dec 31, 2014	March 31, 2014

Current Assets:
Cash	$194,613	$376,704
Accounts receivable, net	5,031	—
Prepaid expenses	180,080	350,000
Inventory	213,773	—
Deposits	62,841	178,250
Total current assets	656,338	904,954
Fixed Assets:
Equipment	2,842	—
Software	1,373	—
Leasehold improvements	57,920	—
Total fixed assets	62,135	—
Other Assets:
Patent	25,000	—
Total other assets	25,000	—
Total Assets	$743,473	$904,954

LIABILITIES AND STOCKHOLDERS'S EQUITY

Current Liabilities:

Accounts payable and accrued liabilities	$17,293	$745
Due to related parties	-	166,511
Notes payable - related parties	59,558	38,605
Total current liabilities	76,851	205,861
Total liabilities	76,851	205,861

Stockholders' Equity:

Preferred shares, par value $0.001 per share,
10,000,000 shares authorized; 5,200,000 and 0 shares issued
and outstanding as of December 31, 2014 and March 31, 2014
respectively	5,200	-
Common stock, par value $0.001 per share, 7A5,000,000
shares authorized; 37,661,331 and 35,980,000 shares
issued and outstanding as of December 31, 2014 and March 31, 2014
respectively	37,661	35,980
Additional paid-in capital	21,081,873	12,932,004
Stock payable	-	376,500
Services receivable	-	(12,500,000)
Accumulated deficit	(20,458,112)	(145,391)
Total stockholders' equity	666,622	699,093
Total Liabilities and Stockholder's Equity	$743,473	$904,954

The accompanying notes to the consolidated financial statements are an integral part of these statements.

EARTH SCIENCE TECH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013
Revenue	$14,383	$800	$20,983	$7,450
Cost of revenues	6,450	-	11,032	900
Gross Profit	7,933	800	9,951	6,550

Expenses:
General and administrative:
Compensation - officers	150,000	-	300,000	2,700
Marketing	116,238	-	292,343	-
Other - general and administrative	16,610	120	43,360	5,515
Professional fees	7,093,761	13,111	19,663,563	23,701
Research and development	2,681	-	14,833	-
Travel expense	705	-	5,227	-
Total operating expenses	7,379,995	13,231	20,319,326	31,916
Loss from operations	(7,372,062)	(12,431)	(20,309,375)	(25,366)

Other (Income) Expenses
Interest expense	(3,443)	-	(3,456)	-
Interest income	32	-	110	-
Foreign currency transaction loss	-	-	-	106
Total other (income) expenses, net	(3,411)	-	(3,346)	106
Net loss	$(7,375,473)	$(12,431)	$(20,312,721)	$(25,472)

Loss per common share:
Loss per common share - Basic	$(0.20)	$-	$(0.55)	$-

Weighted Average Common Shares Outstanding:
Basic	37,195,034	10,280,000	37,204,233	10,280,000

The accompanying notes to the consolidated financial statements are an integral part of these statements.

EARTH SCIENCE TECH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
FOR THE PERIOD FROM INCEPTION (APRIL 23, 2010)
THROUGH December 31, 2014
(Unaudited)

					Additional			Retained
	Preferred Stock		Common Stock		Paid-in	Stock	Services	Earnings
Description	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	(Deficit)	Total

Balance - March 31, 2014	-	-	35,980,000	35,980	12,932,004	376,500	-12,500,000	-145,391	699,093

Common stock issued for cash at $0.001 per share		-	474,661	474	298,526	-	-	-	299,000
Shares issued from stock payable		-	753,000	753	375,747	(376,500)	-	-	-
Preferred Shares issued for services	5,200,000	5,200	-	-	7,066,800	-	-	-	7,072,000
Shares for services			453,670	454	408,796	-	-	-	409,250
Services received for the nine months ended	-	-	-	-	-	-	12,500,000	-	12,500,000
Net (loss) for the nine months ended	-	-	-	-	-	-	-	(20,312,721)	(20,312,721)
Balance - September 30, 2014	5,200,000	$5,200	37,661,331	$37,661	$21,081,873	$-	$-	$(20,458,112)	$666,622

EARTH SCIENCE TECH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2014	2013
Operating Activities:
Net (loss)	$(20,312,721)	$(25,472)
Items not involving cash
Stock-based compensation	19,981,251	3,600
Changes in non-cash working capital:
Increase in Accounts Receivable - Other	(5,031)	(800)
Decrease in deposits	(76,091)	-
Decrease in Prepaid Expenses	169,920	-
Increase in Inventory	(22,273)	-
Change in accounts payable and credit card payable	16,547	4,241
Net Cash (Used in) Operating Activities	(248,398)	(18,431)

Investing Activities:
Fixed asset purchases	(62,135)	-
Intangible asset purchases	(25,000)
Net Cash (Used in) Investing Activities	(87,135)	-

Financing Activities:
Proceeds from cash issuances	299,000	-
Payments on related party advances	(166,511)	-
Proceeds from related parties	-	13,111
Proceeds from loan payable-related parties	20,953	564
Net Cash Provided by Financing Activities	153,442	13,675
Net Increase (Decrease in Cash)	(182,091)	(4,756)

Cash - Beginning of Period	376,704	4,756
Cash - End of Period	$194,613	$-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

EARTH SCIENCE TECH, INC. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2014
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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2014 and the results of operations and cash flows have been included in the financial statements. The financial statements should be read in conjunction with the form 10-K for the year ended March 31, 2014.

Principles of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company as of December 31, 2014 and 2013.  Nutrition Empire Inc, a wholly owned subsidiary, was added and began operations for the third quarter ended December 31, 2014.  UNSI Canada, its wholly owned subsidiary is included as of September 30, 2013, as there was disposition of assets on October 30, 2013.

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

At December 31, 2014 there was no allowance for doubtful accounts. The Company does not have any off-balance-sheet credit exposure to its customers.

The company's accounting policy for inventory and cost of goods sold recognition is average cost.
Earth Science Tech Inc purchased the assignment of a patent from Hempathetic Inc.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2014, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2014, no income tax expense has been incurred.

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

There were no potentially dilutive shares outstanding as of December 31, 2014.

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

We have elected to adopt FASB Accounting Standards Update No. 2014-10, which amends Topic 915 of the FASB Accounting Standards Codification to remove the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and stockholder’s equity (deficit), (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  Although we do not expect this pronouncement to affect our actual results of operations or financial position, it will affect the presentation of our financial statements, in that inception-to-date information will not be presented in our statements of operations, cash flows, or stockholder’s equity (deficit).

Note 3 – Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at December 31, 2014, a net loss and net cash used in operating activities for the fiscal period then ended.

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

Note 4 – Related party transactions

Consulting services from President and Chief Financial Officer

On April 15, 2014 the Company entered into an Employment Agreement with its Chief Executive Officer Harvey Katz.  The Agreement calls for issuance of 100,000 restricted common shares per quarter with the price of the stock relating back to the price of stock at the time the contract was entered into.  During the nine months ended December 31, 2014, the company issued 200,000 restricted shares of common stock valued at $0.75 per share under the said employment agreement.

Advances and loan payable from Stockholders

During the nine months ended December 31, 2014, a related party of the Company provided $20,953 in loans to the Company. The loans are payable on June 30, 2015, are unsecured and bear interest at 8%.  The loans outstanding as at December 31, 2014 and March 31, 2014 were $59,558 and $38,605 respectively.

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

Effective March 24, 2014 25,000,000 shares were issued to Majorca Group Ltd. for services to be received as described in a Founder Agreement between the Company and Majorca Group Ltd.  The term of the agreement is for one year and shall continue on a month to month basis until terminated by either party with a notice of thirty days.  The Founder agrees to render services to Company in product development including idea generation, performing and designing formulations for products to be used in the health and nutrition market as well as marketing and sales of products to distributors and retailers.    Effective March 17, 2014, the Company issued 700,000 shares to Royal Palm Consulting Service, LLC for services to be rendered as described in a Consulting Agreement between the Company and  Royal Palm Consulting Service, LLC. The agreement shall terminate on March 17, 2015.  The Consultant agrees to serve as a consultant to assist the Company with bona fide consulting services in general corporate activities including, but not limited to, the following areas. Business Development, Strategies and Planning as well as Research venues for product advertisement, Identify strategic partners and retail client development. All these shares were valued at $0.50 per share, being the cash price of immediately preceding share issuance to un-related parties.

During the year ended March 31, 2014, the Company sold 753,000 common shares at $0.50 per share for total proceeds of $376,500.  Since the shares were not issued as at March 31, 2014, they were shown under stock payable. All these shares were issued during the quarter ended June 30, 2014.

During the nine months ended December 31, 2014, the Company had sold 474,661 common shares for cash at $0.50 to $.75 per share for total proceeds of $299,000. The Company also issued 453,670 shares for services:

07/07/2014	93,670 Shares	$80,250	Professional Fees
08/15/2014	100,000 Shares	$75,000	Officer Compensation
11/25/2014	10,000 Shares	$20,000	Professional Fees
12/23/2014	50,000 Shares	$84,000	Marketing Fees
12/31/2014	200,000 Shares	$150,000	Officer Compensation

Preferred Stock

On June 6, 2014 the Company filed with the State of Nevada Articles of Amendment creating a Preferred A class of stock with 10,000,000 Preferred A shares having a par value of $0.001 per share.

On June 6, 2014 the Company filed with the State of Nevada a Certificate of Designation for the 10,000,000 Preferred A shares.

A special meeting of the Board of Directors of Earth Science Tech, Inc. was held at the Florida offices of the Corporation at 2255 Glades Road, Boca Raton, Florida 33431 on December 23, 2014 at 2:20 P.M.

The following directors having been present:  Harvey Katz, Chairman.

The meeting was held to approve the following issuance of 5,200,000 Preferred Class A Restricted Stock for services valued at $7,072,000 on accordance with the  approval of the Resolution “ Section B- Addendum A on July 18, 2014 by the this Board and Majority shareholders into the Minutes: Section B –Addendum is quoted below;

Section…

B:	Addendum “A: (Revised 7-17-2014)

On March 24, 2014, Ultimate Novelty Sports, Inc. entered into a Founders Agreement with Majorca Group, Ltd., a Marshall Islands Corporation.  The Founder Agreement provides that in exchange for issuance of 25,000,000 of the Company’s common shares, that Majorca Group shall provide services.  After two months of negotiations the following has been accepted:

This addendum is an extension of the services that the Majorca Group, Ltd. will perform:

1.	Majorca Group to insert over 3000 linked sites for the leafstrain.com Website.
2.	Majorca Group to continue ongoing consulting and to bring in other types of contracts and business that will enhance the value of Earth Science Tech, such as retail outlets, etc.

If accomplished, these additional services will be paid at a onetime flat rate of five million two hundred thousand (5,200,000) Preferred Class “A” stock, at the original price of the initial contract for the 25,000,000 common shares, which were issued at .50 per share.  The additional reason for this price is that there is no market at this time for EST shares and will be Restricted for one (1) year.

These shares will be issued only after realization of the LeafStrain.com website going live. Majorca will not be entitled to any other compensation of any type for a period of twelve (12) months.

Note 6 – Subsequent events

Earth Science Tech, Inc. (“the Company”) is presently engaged in a legal controversy with one of its suppliers, Cromogen, Cromogen’s principals and a related company. Cromogen did not perform in accordance with its contract for supplying hemp oil in terms of timing, quality and consistency in the opinion of the company as a result of which the company notified Cromogen. At the same time and because the commitment to arbitrate extends only to the companies involved, the company has filed a legal action in the courts of Florida in which the principals of Cromogen have been named as Defendants and wherein fraud is alleged in connection with Cromogen’s representations regarding the formulation and quality of the hemp oil it supplied and damages sought accordingly. (It is to be noted that, although the lack of performance by Cromogen has engendered litigation, the company has secured alternative sources for hemp oil and will mitigate its damages to the extent possible as a practical and legal matter). Cromogen, under the terms of the contract, demurred and filed for arbitration. That arbitration, in its very early stages, is now pending in New York (as the contract provided).  Cromogen is claiming alleged damages of a direct and consequential nature. The company will be counterclaiming for damages sustained as a proximate result of deficient and defective performance.

On April 15, 2014 the Company entered into an Employment Agreement with its Chief Executive Officer Harvey Katz.  The Agreement calls for issuance of 100,000 restricted common shares per quarter with the price of the stock relating back to the price of stock at the time the contract was entered into. During the nine months ended December 31, 2014, the company issued 300,000 restricted shares of common stock valued at $0.75 per share under the said employment agreement.

Other expenses represent bank charges, office expenses, rent and filing fees.

On October 20, 2014, Earth Science Tech, Inc. entered into an Assignment of Patent Application with Wei R. Chen for assignment of a patent pending under Application number 62061577 entitled “Cannabidols Composition and Uses Thereof.” Earth Science Tech, Inc. intends to invest upwards of $600,000.00 in order to secure and develop multiple patents and conduct clinical trials of the Cannabidol Compounds.

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

Results of Operations

For the Three Months ended December 31, 2014 compared to the Three Months ended December 31, 2013
Revenue

The Company’s gross revenue for the three months ended December 31, 2014, was $14,383, compared to $800, for the same period in the Company’s fiscal 2013.  Cost of revenues for the three months ended December 31, 2014 was $6,450 compared to $0 for the same three month period ended December 31, 2013 which resulted in a gross profit of $7,933 for the period ended December 31, 2014 compared to $800 for the same three month period ended December 31, 2013

Operating Costs and Expenses

Total operating costs for the three months ended December 31, 2014 were $7,379,995 compared to only $13,231 for the three months ended December 31, 2013. The higher operating costs were the result of an expansion in the Company’s activities associated with marketing activities and officer compensation. During the quarter ended December 31, 2014 we worked on more projects compared to the same period in our fiscal 2013. As a result we have incurred an increase in professional fees and other operating costs.

For the Nine Months ended December 31, 2014 compared to the Nine Months ended December 31, 2013

All significant intercompany balances and transactions have been eliminated on consolidation.

Revenue

Our gross revenue for the nine months ended December 31, 2014, was $20,983, compared to $7,450, for the same period in our fiscal 2013.  Our cost of revenues for the same period ended December 31, 2014, was $11,032 (December 31, 2013: $900) resulting in a gross profit of $9,951 for December 31, 2014 (December 31, 2013: $6,550).

Operating Costs and Expenses

The major components of our expenses for the nine months ended December 31, 2014 and 2013 are outlined in the table below:

	Nine Months Ended December 31, 2014	Nine Months Ended December 31, 2013

Professional fees	$19,663,563	$23,701
Marketing	292,343	-
Officer compensation	300,000	2,700
Other	43,360	5,515
Travel expense	5,227	-
Research & Development	14,833
	$20,319,326	$31,916

Total operating costs for the nine months ended December 31, 2014 were $20,319,326 compared to only $31,916 for the nine months ended December 31, 2013. The higher operating costs were the result of an expansion in the Company’s activities associated with marketing activities and officer compensation. During the nine months ended December 31, 2014 we worked on more projects compared to the same period in our fiscal 2013. As a result we have incurred an increase in professional fees and other operating costs.

On April 15, 2014 the Company entered into an Employment Agreement with its Chief Executive Officer Harvey Katz.  The Agreement calls for issuance of 100,000 restricted common shares per quarter with the price of the stock relating back to the price of stock at the time the contract was entered into. The President of the Company provides management consulting services to the Company. During the nine months ended December 31, 2014, the Company incurred $0 in management consulting services (June 30, 2013: $0).

Other expenses represent bank charges, office expenses, rent and filing fees.

Liquidity and Capital Resources

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	Nine Months Ended December 31, 2014	Nine Months Ended December 31, 2013
Cash used in operating activities	$(248,398)	$(18,431)
Cash used in investing activities	$(87,135)	$-
Cash provided by financing activities	$153,442	$13,675
Net increase (decrease) in cash	$(182,091)	$(4,756)

Cash Flows from Operating Activities

Our cash used in operating activities of $248,398 for the nine months ended December 31, 2014 was primarily the result of an increase in inventory and Stock-based compensation.

Cash Flows from Investing Activities

Our cash used in investing activities of $87,135 for the nine months ended December 31, 2014 was primarily the result of purchase of accounting software and equipment as well as a patent.

Cash Flows from Financing Activities

Our cash provided by financing activities of $153,442 for the nine months ended December 31, 2014 was primarily the result of common stock issued for cash $299,000, proceeds from notes payable related parties of $20,953 and repayment of related party advances.

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

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Off Balance Sheet Arrangements

As of December 31, 2014, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Date: February 19, 2015	EARTH SCIENCE TECH INC.

	By:	/s/ Dr. Harvey Katz
Dr. Harvey Katz
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer, Secretary, Treasurer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Earth Science Tech Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Harvey Katz	President, C.E.O., C.F.O., Secretary, Treasurer and Director	February 19, 2015
Dr. Harvey Katz