Form 10-K
period 2015-03-31
Earth Science Tech, Inc.
filed 2015-08-05
CIK 1538495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2015

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________to _____________

333-179280
Commission file number

EARTH SCIENCE TECH, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-4267181
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

C1702 Costa Del Sol Boca Raton, Florida	33432
(Address of principal executive offices)	(Zip Code)

(561) 988-8424
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $.001 par value	Over the Counter Bulletin Board

Securities registered under Section 12(g) of the Exchange Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [   ] Yes   [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [   ]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes   [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes  [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [   ] Yes   [X] No

The aggregate market value of the Company’s common shares of voting stock held by non-affiliates of the Company  September 30, 2014 computed by reference to the market price as of the last business day of the registrant’s most recently completed 2nd quarter was $35,031,504.

As of July 10, 2015 there were 38,543,204 common shares par value $0.001 issued and outstanding.

PART I

FORWARD LOOKING STATEMENTS

This form 10-K contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

-	the uncertainty of profitability based upon our history of losses;

-	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;

-	risks related to our operations and

-	other risks and uncertainties related to our business plan and business strategy.

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

As used in this annual report, the terms “we”, “us”, “our”, the “Company” and “Earth Science Tech” mean Earth Science Tech, Inc., unless otherwise indicated.

ITEM 1.	BUSINESS.

GENERAL

The following is a summary of some of the information contained in this Document. Unless the context requires otherwise, references in this document to “Earth Science Tech,” “ETST,” or the “Company” are to Earth Science Tech, Inc.

DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the State of Nevada on April 23, 2010. The Company is a biotechnology company focused on delivering unique nutraceuticals, bioceuticals and dietary supplements in the areas of health, wellness, sports and alternative medicine. Our products include cannabidiol (“CBD”) hemp oil and other dietary supplements. ETST maintains a website at www.earthsciencetech.com.

Formerly known as Ultimate Novelty Sports, Inc., we were consultants to health club managers and were providers of services to the athletic facility industry.  We offered a full range of consulting services. In our dealings with these industry representatives we found that knowledgeable personnel and natural nutritional and dietary supplements were lacking in the industry. We therefore decided to enlarge our marketing to include nutritional and dietary supplements to these facilities as well as opening stand-alone retail stores offering nutritional products as well as personnel trained to answer any and all questions related to products promoting health and well-being. On March 6, 2014, the Board of Directors approved the name change from Ultimate Novelty Sports, Inc. to Earth Science Tech, Inc.  The change in the name of the Company was approved by a majority vote of the Shareholders of the Company.

COMPANY OVERVIEW

ETST is a biotechnology company centered on unique nutraceuticals and bioceuticals designed to excel in industries such as health, wellness, nutrition, supplements, cosmetics and alternative medicine to improve the quality of life for consumers worldwide. ETST seeks to deliver non-prescription nutritional and dietary supplements that help with treating symptoms such as: chronic pain, joint pain, inflammation, seizures, high blood pressure, memory loss, depression, weight management, nausea, aging and overall wellness. This may include products such as CBD as a natural constituent of hemp oil, vitamins, minerals, herbs, botanicals, personal care products, homeopathies, functional foods and other products. These products will be in various formulations and delivery forms including capsules, tablets, soft gels, chewables, liquids, creams, sprays, powders, and whole herbs. Although, the Company has generated revenues it has incurred operating expenses and expenses associated with implementation of its business plan resulting in net operating losses for previously reported periods and accumulated deficit since inception. The Company is devoting substantially all of its efforts on generating revenues from consulting services and implementation of its business plan.

ETST is focused on researching and developing innovative hemp extracts and making them accessible worldwide. ETST plans to be a supplier of high quality hemp oil enriched with high-grade CBD. ETST’s primary goal is to advance different high quality hemp extracts with a broad profile of cannabinoids and additional natural molecules found in industrial hemp and to identify their distinct properties.

We believe that the United States Food and Drug Administration (FDA) currently considers non-THC hemp based cannabinoids, including CBD, to be “food based” and therefore saleable in all 50 states and more than 40 countries. Cannabinoids are natural constituents of the hemp plant and CBD is derived from hemp stalk and seed. Hemp oil is a dietary supplement that presents evidence of health and wellness benefits. According to research and ongoing studies in collaboration with Dr. Wei R. Chen, Assistant Dean of the College of Mathematics and Science at the University of Central Oklahoma, CBD has the potential to help a range of conditions and disorders.

CORPORATE STRATEGY

We plan to continue designing, manufacturing, marketing and selling CBD products and nutraceuticals, using our own patent-pending formulas. We intend to expand our online marketing of CBD products through our website.

NUTRACEUTICAL PRODUCTS

Earth Science Tech, Inc. is engaged in the development, marketing, production, and sales of CBD products for personal health, some of which may utilize patent-pending formulations.  The Company has secured, and been assigned, a provisional patent named “Cannabidiol Compositions and Uses 2,” Serial No. 62102538, with the United States Patent and Trademark Office (USPTO) for Hemp Oil Enriched with CBD (Cannabidiol) and Hemp Oil Enriched with Proprietary Additives. This patent was filed on January 12, 2014 by the inventors: Dr. Harvey Katz, the former CEO of Earth Science Tech, Dr. Wei R. Chen, the assistant dean of the College of Mathematics and Science at the University of Central Oklahoma (UCO), and Dr. Feifan Zhou. On January 14, 2014 the inventors Dr. Harvey Katz, Dr. Wei Chen and Dr. Feifan Zhou assigned the Provisional Patent “Cannabidiol Compositions and Uses 2,” Serial No. 62102538, to ETST.

A Partial Abstract of new Patent Serial No. 62102538 follows:

A composition having cannabidiol, alone, or as a component of hemp oil, for use in treating or preventing cancer. The composition may include D-limonene, which contributes synergistically to the anticancer efficacy of the composition.

With this being the second provisional patent, ETST has a total of ten new claims. Under the sponsorship of ETST, researchers at the University of Central Oklahoma have been investigating the effects of CBD on immune cells with ETST using the ETST CBD-rich hemp oil. This new patent has been filed because of ETST’s new findings under its sponsorship with the University of Central Oklahoma. We believe that these finding are innovations in this field and may be attributed to ETST’s relationship with its international raw supplier of high quality CBD-rich hemp oil.

On March 6, 2015, Earth Science Tech, Inc. entered into a License and Distribution Agreement with I Vape Vapor, Inc. a Minnesota corporation.  The purpose of the License and Distribution Agreement is for Earth Science Tech, Inc. to license to I Vape Vapor, Inc. its use of Earth Science Tech’s “Ultra-High Grade CBD Rich Hemp Oil,” for use in I Vape Vapor, Inc.’s E-Cigarettes within the United States of America, its territories and possessions only.  I Vape Vapor shall pay for the bottling, formulating, flavoring, labels, and any other elements necessary to produce the finished e-liquid consumable with Earth Science Tech agreeing to reimburse I Vape Vapor for its costs off the top.  After deduction of the respective cost elements of the parties and reimbursement thereof, the parties shall divide the net proceeds 50% to Earth Science Tech and 50% to I Vape Vapor except where sales have been originated, produced or referred by Earth Science Tech, in which case the division shall be 65% to Earth Science Tech and 35% to I Vape Vapor.

EXTRACTION METHOD AND QUALITY

We believe our high-grade CBD-rich hemp oil contains the high quality natural CBD because it’s formulated using a wide array of cutting-edge technologies, including super critical extraction process (CO2), isolation, and micron filtration. Super critical extraction is a gentle approach and the key method in the extraction of our CBD. The method exploits the fact that CO2 at low temperature and under high pressure becomes liquid and thereby draws the cannabinoids and terpenes from the plant material. Using state-of-the-art equipment, carbon dioxide (CO2) is compressed to upwards of 10,000 psi. At these extremes CO2 becomes ‘super critical’ where it retains the properties of both a liquid and a gas at the same time. The cold temperature does not damage any heat-sensitive nutrients like vitamins or enzymes. When the super critical fluid is added to the nutrient-rich hemp it releases the phytonutrients. The CO2 is then free and recycled, leaving a concentrated and pure extract that we believe is more easily digested. These low temperatures thru the extraction process preserve a broad spectrum of valuable and beneficial molecules that are often lost using other extraction methods. This gentle method permits the production of a purer form of CBD-rich hemp oil while conserving other valuable and beneficial molecules that are originally contained in the hemp plant. We believe that there are over 400 phytonutrients that exist in hemp plants.

Our CBD-rich hemp oil does not contain any synthetic cannabinoids and is not an isolate. It contains everything that is naturally occurring in the original industrial hemp plant. With our high quality CBD-rich hemp oil you benefit from the natural interaction of phytonutrients in their balanced wide-ranging form that may offer the most benefit for overall wellness.

Other competitors and companies may use certain methods for extracting hemp including toxic solvents and/or high heat which we believe are unsustainable, dangerous and don’t extract the full balance of nutrients from the industrial hemp plant. One of the most popular processes used to extract hemp oils is alcohol extraction, due to its simplicity and low costs. This may lead to a product that still contains trace amounts of alcohol, as it can be difficult to separate out after extraction. The alcohol extraction used by other companies and our competitors requires the hemp and alcohol mixture to be boiled for long periods of time, potentially damaging sensitive nutrients and important components of the oil.

Our CBD-rich hemp oil is sourced from the high quality industrial hemp plants grown by generational family farmers. In order to produce consistent and nutritious CBD-rich oils, these hemp plants are organically grown in certain climates at locations around Europe. We then specifically select the hemp plants to use for extraction, the oil being extracted from the stalk and seeds.

We lab test our hemp oil multiple times during the manufacturing process, from seed to shelf. This includes being tested for CBD content, other cannabinoid content, yeast, mold, fungus, and bacteria like E. coli to ensure safety and quality.

RETAIL OF NUTRACEUTICAL PRODUCTS

The Company will sell our dietary supplements through our website at www.earthsciencetech.com, in retail stores, and through the website of our subsidiary. Our first such retail store, Nutrition Empire, Inc., a wholly owned subsidiary, began operations during the third quarter ended December 31, 2014. Nutrition Empire’s first retail store location, located in Coral Gables, Florida, carries over 550 of the top health and wellness brands as well as sports nutrition and dietary supplement products from over 60 of the leading vendors in the marketplace at competitive pricing. Nutrition Empire also stocks and sells ETST High Grade CBD (Cannabidiol) Rich Hemp Oil and Products at its store-front location.

On July 18, 2014, Earth Science Tech, Inc. entered into a Lease Agreement with LG Coral Gables, LLC for the lease of a retail establishment located in Coral Gables, Florida for a term of 5 years at a monthly rent of $3,442 with a security deposit of $17,211.  The lease includes charges for common area maintenance expenses, and taxes of $1,059.

Nutrition Empire derives its revenue through both Retail and Direct Online via their website www.nutritionempire.com.  Nutrition Empire will be managed by leading veterans in the nutritional and dietary supplement arena. Nutrition Empire has a web portal in order to offer a full online inventory of leading supplement names at competitive prices.

Strategic Focus

Our missions are to educate the public on the many and varied nutritional and health benefits of CBD-rich hemp oil, to optimize purity in formulation, and to find new product delivery systems. Our corporate strategy in developing our operations is as follows:

To design and produce CBD enhanced nutraceutical products for sale to the general public.

We intend to create high-grade CBD-rich hemp oil and other CBD containing products unique to the current market in the nutraceuticals industry. We believe that our formulations will set us apart from competing products for promoting health.

We have formulated and produced our initial CBD products, intended for, subject to performance, treating various symptoms of diseases and ailments or for overall health. The Company plans to expand manufacturing and marketing of these CBD products with expansion of products over the next five years.

To offer a wide selection of health and nutrition products through online and in-store retail.

Through our wholly owned subsidiary, we plan to continue expanding retail sales of nutritional supplements through online and in-store sales. Our product selection includes many high-quality supplement brands, and includes our proprietary CBD-rich hemp oil.

COMPETITION, MARKETS, REGULATION AND TAXATION

COMPETITION

The nutraceutical industry is subject to significant competition and pricing pressures. We may experience significant competitive pricing pressures as well as competitive products. Several significant competitors may offer products with prices that may match or are lower than ours. We believe that the products we offer are generally competitive with those offered by other supplement and nutraceutical companies; however, we believe that our products are unique and will set themselves apart from competing products. It is possible that one or more of our competitors could develop a significant research advantage over us that allows them to provide superior products or pricing, which could put us at a competitive disadvantage. Continued pricing pressure or improvements in research and shifts in customer preferences away from natural supplements could adversely impact our customer base or pricing structure and have a material and adverse effect on our business, financial condition, results of operations and cash flows.

MARKETS

The user market for CBD products and other nutraceuticals is generally an individual who has a specific health issue where a health advisor or distributor has provided or directed that user to our product. The market for nutraceuticals is subject to many influential factors, but the main issues affecting the market are consumer spending and government regulation.

REGULATION OF NUTRACEUTICALS

The formulation, manufacturing, processing, labeling, packaging, advertising and distribution of our products are subject to regulation by several federal agencies, including the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission, the U.S. Department of Agriculture (“USDA”) and the Environmental Protection Agency (“EPA”). These activities are also regulated by various agencies of the states and localities in which our products are sold. The FDA regulates the processing, formulation, safety, manufacture, packaging, labeling and distribution of dietary supplements (including vitamins, minerals, and herbs) and cosmetics, whereas the FTC has jurisdiction to regulate the advertising of these products.

The Dietary Supplement Health and Education Act of 1994 (“DSHEA”) defines “dietary supplements” as vitamins, minerals, herbs, other botanicals, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, constituents, extracts or combinations of such dietary ingredients. New dietary ingredients (those not marketed in the U.S. prior to October 15, 1994) must be the subject of a notification submitted to the FDA unless the ingredient has been “present in the food supply as an article used for food” without being “chemically altered.” The notification must be submitted to the FDA at least 75 days before the initial marketing of the new dietary ingredient. The FDA has issued guidance regarding the content of a new dietary ingredient notification. Should the FDA choose to enforce the guidance, it could have a negative effect on the innovation and continued marketing of dietary supplements; the FDA may not accept any particular evidence of safety for any new dietary ingredient, preventing the marketing of those dietary ingredients.

DSHEA permits “statements of nutritional support” to be included in labeling for dietary supplements without premarket FDA approval, however, such statements must be submitted within 30 days of marketing and must bear a label disclosure that “This statement has not been evaluated by the Food and Drug Administration. This product is not intended to diagnose, treat, cure, or prevent any disease.” Statements of nutritional support may describe how a particular dietary ingredient affects the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being, but may not expressly or implicitly represent that a dietary supplement will diagnose, cure, mitigate, treat, or prevent a disease. A company using such statements must possess scientific evidence substantiating that the statement is truthful and not misleading. Any statements determined to be outside of these guidelines or unsubstantiated would be prevented from being used.

DSHEA also provides that so-called “third-party literature,” a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits, may be used “in connection with the sale of a dietary supplement to consumers” without the literature being subject to regulation as labeling. Third-party literature must not be false or misleading; the literature may not “promote” a particular manufacturer or brand of dietary supplement; and a balanced view of the available scientific information on the subject matter must be presented. Any dissemination of non-compliant literature could subject our product to regulatory action as an illegal drug.

The FDA’s Good Manufacturing Practices (“GMP”) regulations require dietary supplements to be prepared, packaged and held in compliance with strict rules, and require quality control provisions similar to those in the GMP regulations for drugs. The FDA could in the future choose to inspect one of our facilities for compliance with these regulations, and could cause non-compliant products made or held in the facility to be subject to FDA enforcement actions.

The FDA has broad authority to enforce the provisions of the FDCA and their regulation of foods, dietary supplements and cosmetics may increase or become more restrictive in the future. Additional legislation could be passed which would impose substantial new regulatory requirements for dietary supplements, potentially raising our costs and hindering our business.

Our advertising is subject to regulation by the Federal Trade Commission, or FTC, under the Federal Trade Commission Act. In recent years the FTC has initiated numerous investigations of dietary supplement and weight loss products and companies. Additionally, some states also permit advertising and labeling laws to be enforced by private attorney generals, who may seek relief for consumers, seek class action certifications, seek class wide damages and product recalls of products sold by us. Any of these types of adverse actions against us by governmental authorities or private litigants could have a material adverse effect on our business, financial condition and results of operations.

In addition to FDA and FTC regulations, our products may face further regulation under the Single Convention on Narcotic Drugs 1961, which governs international trade and domestic control of narcotic substances including cannabis extracts. Countries may interpret and implement their treaty obligations in a way that creates a legal obstacle to our obtaining marketing approval for our products in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit our products to be marketed, or achieving such amendments to the laws and regulations may take a prolonged period of time. In the case of countries with similar obstacles, we would be unable to market our product candidates in countries in the near future or perhaps at all if the laws and regulations in those countries do not change.

CONTROLLED SUBSTANCE REGULATION

At some point our products may be developed and be subject to U.S. controlled substance laws and regulations and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations, both during clinical development and post approval, and our financial condition.

Certain products we may develop could contain controlled substances as defined in the federal Controlled Substances Act of 1970, or CSA. Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, no currently “accepted medical use” in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the United States. Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription. We do not intend to produce “controlled substances” at this time, due to regulatory complications.

RESEARCH AND DEVELOPMENT ACTIVITIES

We have spent $32,593 on research and development during Fiscal Year 2015, including the funds sponsoring research with Dr. Wei R. Chen, the assistant dean of the College of Mathematics and Science at the University of Central Oklahoma (UCO). We currently plan to spend $ 50,000 on research and development activities in the future.

COMPLIANCE WITH ENVIRONMENTAL LAWS

We or our contract manufacturers are subject to numerous federal, state, local and foreign laws and regulations governing our operations, including the handling, transportation and disposal of our products and our non-hazardous and hazardous substances and wastes, as well as emissions and discharges into the environment, including discharges to air, surface water and groundwater. Failure to comply with those laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities. Changes in environmental laws or the interpretation thereof or the development of new facts could also cause us to incur additional capital and operational expenditures to maintain compliance with environmental laws and regulations. We are also subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment without regard to fault or knowledge about the condition or action causing the liability. Failure to comply with environmental laws could have a material adverse effect on our business or financial performance.

EMPLOYEES

On April 15, 2014 the Company entered into an Employment Agreement with its Chief Executive Officer Harvey Katz.  The Agreement calls for issuance of 100,000 common shares per quarter to compensate for his services and the payment of $57,000.  During the year ended March 31, 2015, the Company issued 400,000 shares of common stock to its CEO for services with fair value of $477,000 under the said employment agreement. Our officers and directors are responsible for planning, developing and operational duties, and will continue to do so throughout the early stages of our growth. We have no intention of hiring additional employees until we have sufficient, reliable revenue from our operations. Our officers and directors are planning to do whatever work is required until our business is at the point of having positive cash flow as of May 10, 2015 we terminated our agreement with the CEO.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, (“SEC”), at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A.	Risk Factors.

FORWARD LOOKING STATEMENTS

THIS DOCUMENT INCLUDES FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO EARTH SCIENCE TECH’S PLANS, STRATEGIES, OBJECTIVES, EXPECTATIONS, INTENTIONS AND ADEQUACY OF RESOURCES. THESE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT MAY CAUSE THE COMPANY’S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: OUR ABILITY OF TO IMPLEMENT OUR BUSINESS STRATEGY; ABILITY TO OBTAIN ADDITIONAL FINANCING; EARTH SCIENCE TECH’S LIMITED OPERATING HISTORY; UNKNOWN LIABILITIES ASSOCIATED WITH FUTURE ACQUISITIONS; ABILITY TO MANAGE GROWTH; SIGNIFICANT COMPETITION; ABILITY TO ATTRACT AND RETAIN TALENTED EMPLOYEES; AND FUTURE GOVERNMENT REGULATIONS; AND OTHER FACTORS DESCRIBED IN THIS FILING OR IN OTHER OF EARTH SCIENCE TECH’S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. EARTH SCIENCE TECH’S IS UNDER NO OBLIGATION, TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

RISKS RELATED TO OUR COMPANY AND THE BUSINESS

We sell our products in highly competitive markets, which results in pressure on our profit margins and limits our ability to maintain or increase the market share of our services.

The nutraceutical industry is subject to significant competition and pricing pressures. We will experience significant competitive pricing pressures as well as competitive products. Several significant competitors offer products with prices that may match or are lower than ours. We believe that the products we offer are generally competitive with those offered by other supplement and nutraceutical companies. It is possible that one or more of our competitors could develop a significant research advantage over us that allows them to provide superior products or pricing, which could put us at a competitive disadvantage. Continued pricing pressure or improvements in research and shifts in customer preferences away from natural supplements could adversely impact our customer base or pricing structure and have a material and adverse effect on our business, financial condition, results of operations and cash flows.

Our future growth is largely dependent upon our ability to successfully compete with new and existing competitors by developing or acquiring new products that achieve market acceptance with acceptable margins.

Our business operates in markets that are characterized by rapidly changing products, evolving industry standards and potential new entrants. For example, a number of new companies with innovative products, which promise significant health benefits are established every year and are competitive with our products. If these companies gain market acceptance, our ability to grow our business could be materially and adversely affected. Accordingly, our future success depends upon a number of factors, including our ability to accomplish the following: identify emerging trends in our target end-markets; develop, acquire and maintain competitive products; enhance our products by adding innovative features that differentiate us from our competitors; and develop or acquire and bring products to market quickly and cost-effectively. Our ability to develop or acquire new products based on quality research can affect our competitive position and requires the investment of significant resources. These acquisitions and development efforts divert resources from other potential investments in our businesses, and they may not lead to the development of new research or products on a timely basis. New or enhanced products may not satisfy consumer preferences and potential product failures may cause consumers to reject these products. As a result, these products may not achieve market acceptance and our brand image could suffer. In addition, our competitors may introduce superior designs or business strategies, impairing our brand and the desirability of our products, which may cause consumers to defer or forego purchases of our products or services. Also, the markets for our products and services may not develop or grow as we anticipate. The failure of our products to gain market acceptance, the potential for product defects or the obsolescence of our products could significantly reduce our revenue, increase our operating costs or otherwise adversely affect our business, financial condition, results of operations or cash flows.

Adverse publicity or consumer perception of our products and any similar products distributed by others could harm our reputation and adversely affect our sales and revenues.

We believe we are highly dependent upon positive consumer perceptions of the safety and quality of our products as well as similar products distributed by other health and wellness companies. Consumer perception of health products, nutrition supplements and our products in particular can be substantially influenced by scientific research or findings, national media attention and other publicity about product use. Adverse publicity from these sources regarding the safety, quality or efficacy of nutritional supplements and our products could harm our reputation and results of operations. The mere publication of news articles or reports asserting that such products may be harmful or questioning their efficacy could have a material adverse effect on our business, financial condition and results of operations, regardless of whether such news articles or reports are scientifically supported or whether the claimed harmful effects would be present at the dosages recommended for such products.

Our operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations.

Our operating results may fluctuate as a result of a number of factors, many of which may be outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date, and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Each of the following factors may affect our operating results:

●	our ability to deliver products in a timely manner in sufficient volumes;

●	our ability to recognize product trends;

●	our loss of one or more significant customers;

●	the introduction of successful new products by our competitors; and

●	adverse media reports on the use or efficacy of nutritional supplements.

●	our inability to make our online division profitable.

Because our business is changing and evolving, our historical operating results may not be useful to you in predicting our future operating results.

We may not be able to secure additional financing to meet our future capital needs due to changes in general economic conditions.

We anticipate needing significant capital to fulfill our contractual obligations and execute our business plan, generally. We may use capital more rapidly than currently anticipated and incur higher operating expenses than currently expected, and we may be required to depend on external financing to satisfy our operating and capital needs. We may need new or additional financing in the future to conduct our operations or expand our business. Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could adversely affect our ability to raise capital on favorable terms or at all. From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity to satisfy working capital requirements and for general corporate purposes. We may be unable to secure debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders. If we raise additional funds by issuing debt, we may be subject to debt covenants, which could place limitations on our operations including our ability to declare and pay dividends. Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

Our business and operating results could be harmed if we fail to manage our growth or change.

Our business may experience periods of rapid change and/or growth that could place significant demands on our personnel and financial resources. To manage possible growth and change, we must continue to try to locate skilled employees and professionals and adequate funds in a timely manner.

Our insurance coverage or third party indemnification rights may not be sufficient to cover our legal claims or other losses that we may incur in the future.

We maintain insurance, including property, general and product liability, to protect ourselves against potential loss exposures. In the future, insurance coverage may not be available at adequate levels or on adequate terms to cover potential losses, including on terms that meet our customer’s requirements. If insurance coverage is inadequate or unavailable, we may face claims that exceed coverage limits or that are not covered, which could increase our costs and adversely affect our operating results.

Our brands may become valuable, and any inability to protect them could reduce the value of our products and brand.

We may invest significant resources to protect our brands. However, we may be unable or unwilling to strictly enforce our rights, including our trademarks, from infringement. Our failure to enforce our intellectual property rights could diminish the value of our brands and product offerings and harm our business and future growth prospects.

We may be subject to infringement claims, which are costly to defend, could require us to pay damages and could limit our ability to sell some of our products.

Our industry is characterized by vigorous pursuit and protection of brands, which has resulted in protracted and expensive litigation for several companies. Third parties may assert claims of misappropriation of trade secrets or infringement of intellectual property rights against us or against our partners for which we may be liable.

As our business expands, the number of products and competitors in our markets increases and product overlaps occur, infringement claims may increase in number and significance. Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we would be successful in defending ourselves against intellectual property claims. Further, many potential litigants have the capability to dedicate substantially greater resources than we can to enforce their intellectual property rights and to defend claims that may be brought against them. Furthermore, a successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing products or performing certain services.

An increase in product returns could negatively impact our operating results and profitability.

We will permit the return of damaged or defective products and accept limited amounts of product returns in certain instances. While such returns are expected to be nominal and within management’s expectations and the provisions established, future return rates may increase more than anticipated. Any significant increase in damaged or defective products or expected returns could have a material adverse effect on our operating results for the period or periods in which such returns materialize.

A shortage in the supply of key raw materials could increase our costs or adversely affect our sales and revenues.

All of the raw materials for our products are obtained from third-party suppliers. Shortages in certain ingredients could result in materially higher raw material prices or adversely affect our ability to have a product manufactured. Price increases from a supplier would directly affect our profitability if we are not able to pass price increases on to customers. Our inability to obtain adequate supplies of raw materials in a timely manner or a material increase in the price of our raw materials could have a material adverse effect on our business, financial condition and results of operations.

Because we are subject to numerous laws and regulations, and we may become involved in litigation from time to time, and we could incur substantial judgments, fines, legal fees and other costs.

Our industry is highly regulated. The manufacture, labeling and advertising for our products are regulated by various federal, state and local agencies as well as those of each foreign country to which we distribute. These governmental authorities may commence regulatory or legal proceedings, which could restrict the permissible scope of our product claims or the ability to manufacture and sell our products in the future. The U.S. Food and Drug Administration, or FDA, regulates our products to ensure that the products are not adulterated or misbranded. Failure to comply with FDA requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. Our advertising is subject to regulation by the Federal Trade Commission, or FTC, under the Federal Trade Commission Act. In recent years the FTC has initiated numerous investigations of dietary supplement and weight loss products and companies. Additionally, some states also permit advertising and labeling laws to be enforced by private attorney generals, who may seek relief for consumers, seek class action certifications, seek class wide damages and product recalls of products sold by us. Any of these types of adverse actions against us by governmental authorities or private litigants could have a material adverse effect on our business, financial condition and results of operations.

Our products may be unable to achieve the expected market acceptance and, consequently, limit our ability to generate revenue from new products.

Even when product development is successful, our ability to generate significant revenue depends on the acceptance of our products by consumers. We cannot assure you that any planned products will achieve market acceptance and revenue if and when they obtain the requisite regulatory approvals. The market acceptance of any product depends on a number of factors, including the indication statement and warnings approved by regulatory authorities in the product label, continued demonstration of efficacy and safety in commercial use, the price of the product, competition, and marketing and distribution support. Any factors preventing or limiting the market acceptance of our products could have a material adverse effect on our business, results of operations and financial condition.

Product recalls or inventory losses caused by unforeseen events, supply chain interruption and testing difficulties may adversely affect our operating results and financial condition.

Our products will be manufactured and distributed using technically complex processes requiring specialized facilities, highly specific raw materials and other production constraints. The complexity of these processes, as well as strict company and government standards for the manufacture of our products, subjects us to production risks.

Business interruptions could delay us in the process of developing our product candidates and could disrupt our product sales.

Loss of manufacturing contracts, stored inventory or other facilities through fire or other causes, or loss of our botanical raw material due to pathogenic infection or other causes, could have an adverse effect on our ability to meet demand for product, to continue product development activities and to conduct our business. Failure to supply our distribution channels with commercial product may lead to adverse consequences. We currently have no insurance coverage to compensate us for such business interruptions; however, if obtained, such coverage may prove insufficient to fully compensate us for the damage to our business resulting from any significant property or casualty loss to our inventory or facilities.

If product liability lawsuits are successfully brought against us, we will incur substantial liabilities and may be required to limit the commercialization of our product designs.

As a marketer and distributor of products designed for human consumption, we will be subject to product liability claims if the use of our products is alleged to have resulted in injury. Our products consist of vitamins, minerals, herbs and other ingredients that are classified as dietary supplements and in most cases are not subject to pre-market regulatory approval in the United States or internationally. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur.

We have not had any product liability claims filed against us, but in the future we may be subject to various product liability claims, including among others that our products had inadequate instructions for use, or inadequate warnings concerning possible side effects and interactions with other substances. The cost of defense can be substantially higher than the cost of settlement even when claims are without merit. The high cost to defend or settle product liability claims could have a material adverse effect on our business and operating results. While we continue to take what we believe are appropriate precautions, we may be unable to avoid significant liability if any product liability lawsuit is brought against us. Although we have purchased insurance to cover product liability lawsuits, if we cannot successfully defend ourselves against product liability claims, or if such insurance coverage is inadequate, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for our products;

●	injury to our reputation;

●	costs of related litigation;

●	substantial monetary awards to consumers;

●	increased cost of liability insurance;

●	loss of revenue; and

●	the inability to successfully commercialize our products.

We depend upon our key personnel and our ability to attract and retain employees.

Our future growth and success depend on our ability to recruit, retain, manage and motivate our employees. The loss of the services of any member of our senior management or the inability to hire or retain experienced management personnel could adversely affect our ability to execute our business plan and harm our operating results. Because of the specialized scientific and managerial nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel, in addition to skilled employees in sales and marketing. The competition for qualified personnel in the nutraceutical field is intense. Due to this intense competition, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel. In addition, our compensation arrangements, such as our bonus programs, may not always be successful in attracting new employees or retaining and motivating our existing employees.

We have limited history of operations and we may incur losses.

As a company with limited operating history, we are subject to all of the risks associated with a new business enterprise. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, especially in challenging and competitive industries. We are unable to give you any assurance that we will generate material revenues or that any revenues generated will be sufficient for us to continue operations or achieve profitability.

We have limited assets.

The Company has incurred an accumulated deficit since inception of $21,161,119 through March 31, 2015, and $12,645,391 through March 31, 2014, and has not yet established an on-going source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. Our success will initially depend upon continuing our business and growing our business by raising the necessary funds to expand operations.

For future additional capital requirements, we may raise capital by issuing equity or convertible debt securities, and when we do, the percentage ownership of our existing stockholders may be diluted. In addition, any new securities we issue could have rights, preferences and privileges senior to the common shares offered herein.

We are an “emerging growth company” under the Jumpstart Our Business Startups Act. We cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our shares of common stock less attractive to investors.

We are and will remain an “emerging growth company” until the earliest to occur of (a) the last day of the fiscal year during which its total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (b) the last day of the fiscal year following the fifth anniversary of its initial public offering, (c) the date on which we, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (d) the date on which we are deemed a “large accelerated filer” (with at least $700 million in public float) under the Exchange Act.

For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” as described in further detail in the risk factors below. We cannot predict if investors will find its shares of common stock less attractive because we will rely on some or all of these exemptions. If potential investors find our shares of common stock less attractive as a result, there may be a less active trading market for its shares of common stock and its stock price may be more volatile.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year.

If we avail ourselves of certain exemptions from various reporting requirements, the reduced disclosure may make it more difficult for investors and securities analysts to evaluate our Company and may result in less investor confidence.

Conflicts of Interest.

Certain conflicts of interest may exist between our Company and our officers and directors. They have other business interests to which they devote their attention, and may be expected to continue to do so although management time should be devoted to the business of our Company. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to our Company.

Need for Additional Financing.

Our Company has budgeted funds expected to be enough to carry on the proposed business to mid-2016. In the event our Company decides to expand our operations we may have very limited funds to do so. The ultimate success of our Company may depend upon our ability to raise additional capital. Our Company is continuing to assess the need for additional capital. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to our Company. If not available, our Company’s operations will be limited to those that can be financed with its modest capital.

No Assurance of Success or Profitability.

There is no assurance that our Company will ever operate profitably. There is no assurance that we will generate profits, or that the value of our Company’s Shares will be increased thereby.

Lack of Diversification.

Because of the limited financial resources that we have, it is unlikely that we will be able to diversify our operations. Our probable inability to diversify our activities into more than one area will subject us to economic fluctuations within our business or industry and therefore increase the risks associated with our operations.

Dependence upon Management. Limited Participation of Management.

Our Company will be heavily dependent upon our management skills, talents, and abilities, as well as our consultants, to implement our business plan, and may, from time to time, find that our inability to devote full time attention to the business of our Company results in a delay in progress toward implementing our business plan.

Dependence upon Outside Advisors.

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Our Company’s Management, without any input from stockholders, will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an “as needed” basis without a continuing fiduciary or other obligation to our Company. In the event our Company considers it necessary to hire outside advisors, they may elect to hire persons who are affiliates, if they are able to provide the required services.

Based on our current cash reserves, we will have relatively small operational budget for the operations which we cannot expand without additional raising capital.

If we are unable to begin to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

We cannot give any assurances that we will be able to raise enough capital to fund acquisitions and product development.

We will need to raise additional funds to support not only our budget, but also our expansion operations. We cannot make any assurances that we will be able to raise such funds or whether we would be able to raise such funds with terms that are favorable to us. We may seek to borrow monies from lenders at commercial rates, but such lenders will probably be at higher than bank rates, which higher rates could, depending on the amount borrowed, make the net operating income insufficient to cover the interest.

RISKS RELATED TO CONTROLLED SUBSTANCES

Controlled substance legislation differs between countries and legislation in certain countries may restrict or limit our ability to our product candidates.

Most countries are parties to the Single Convention on Narcotic Drugs 1961, which governs international trade and domestic control of narcotic substances, including cannabis extracts. Countries may interpret and implement their treaty obligations in a way that creates a legal obstacle to our obtaining marketing approval for our products in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit our products to be marketed, or achieving such amendments to the laws and regulations may take a prolonged period of time. In the case of countries with similar obstacles, we would be unable to market our product candidates in countries in the near future or perhaps at all if the laws and regulations in those countries do not change.

At some point our products may be developed and be subject to U.S. controlled substance laws and regulations and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations, both during clinical development and post approval, and our financial condition.

Certain products we may develop could contain controlled substances as defined in the federal Controlled Substances Act of 1970, or CSA. Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, no currently “accepted medical use” in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the United States. Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription. We do not intend to produce “controlled substances” at this time, due to regulatory complications.

RISK FACTORS RELATED TO OUR SECURITIES

We may in the future issue more shares which could cause a loss of control by our present management and current stockholders.

We may issue further shares as consideration for the cash or assets or services out of our authorized but unissued common stock that would, upon issuance, represent a majority of the voting power and equity of our Company. The result of such an issuance would be those new stockholders and management would control our Company, and persons unknown could replace our management at this time. Such an occurrence would result in a greatly reduced percentage of ownership of our Company by our current shareholders, which could present significant risks to investors.

We have not paid dividends but may in the future.

We have not paid dividends on our common stock. While we intend to pay dividends in future after allocating adequate reserves, we do not guarantee, commit and undertake that dividends will be paid in the foreseeable future.

A limited public market exists for our common stock at this time, and there is no assurance of a future market.

There is a limited public market for our common stock, and no assurance can be given that a market will continue or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in the “Risk Factors” section may have a significant impact upon the market price of the shares offered hereby. Due to the low price of our securities, many brokerage firms may not be willing to effect transactions in our securities. Even if a purchaser finds a broker willing to effect a transaction in our shares, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of our shares as collateral for any loans.

The regulation of penny stocks by SEC and FINRA may discourage the tradability of our securities.

We are a “penny stock” company. None of our securities currently trade in any market and, if ever available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or Accredited Investors. For purposes of the rule, the phrase “Accredited Investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers of our stock to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks”. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute “penny stocks” within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

Rule 144 sales in the future may have a depressive effect on our stock price.

Our shareholders may be able to use Rule 144 as an exemption for resale, but resales under Rule 144 could have a depressive effect on the market trading price, if any. Investors will have no effective way to combat this.

Rule 144 Sales, Restrictions.

The shares of our common stock may continue to be thinly-traded on the OTC Markets under the symbol ETST, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of any of our Securities until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our Securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. We cannot give you any assurance that an active public trading market for our common Securities will ever develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or any prices or at all if they need money or otherwise desire to liquidate their securities of our Company. Our common stock may not be able to be liquidated at or near ask prices in any volume in the markets.

Our common stock market prices may be volatile, which substantially increases the risk that investors may not be able to sell their Securities at or above the price that was paid for the security.

Because of the limited trading market for our common stock and because of the possible price volatility, shareholders may not be able to sell their shares of common stock when desired. The inability to sell Securities in a rapidly declining market may substantially increase the risk of loss because of such illiquidity and because the price for our Securities may suffer greater declines because of our price volatility.

Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to the following:

●	Variations in our quarterly operating results;
●	Loss of a key relationship or failure to complete significant transactions;
●	Additions or departures of key personnel; and
●	Fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, and the personal care markets in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance. In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies common stock. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on shareholders’ investments in our stock.

Future dilution may occur due to issuances of Shares for various consideration in the future.

There may be substantial dilution to our shareholders as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, acquisitions, or pursuant to an Employee/Consultant Stock Option Plan for which we may issue in the future. Award/Earnings/Vesting criteria under the Plan have not been set, however the price per Share for exercise will be no less than market value at the date of issue. No Options are currently outstanding under the Plan.

Our business is highly speculative and the investment is therefore highly risky.

Due to the speculative nature of our business, it is probable that the investment in shares offered hereby will result in a total loss to the investor. Investors should be able to financially bear the loss of their entire investment. Investment should, therefore, be limited to that portion of discretionary funds not needed for normal living purposes or for reserves for disability and retirement.

The ongoing economic downturn and continued uncertainty in the financial markets and other adverse changes in general economic or political conditions may adversely affect our industry, business and results of operations.

The global credit and financial markets have continued to experience disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that there will not be future deterioration in credit and financial markets and confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions, and if the current uncertain economic conditions continue or further deteriorate, our business and results of operations could be materially and adversely affected.

Potential changes in accounting practices and/or taxation may adversely affect our financial results.

We cannot predict the impact that future changes in accounting standards or practices may have on our financial results. New accounting standards could be issued that change the way we record revenues, expenses, assets and liabilities. These changes in accounting standards could adversely affect our reported earnings. Increases in direct and indirect income tax rates could affect after tax income. Equally, increases in indirect taxes could affect our products affordability and reduce our sales.

We will rely on third parties for services in conducting our business and any disruption of these relationships could adversely affect our business.

We will have contracts with third parties. If these relationships are disrupted for any reason our results of operation and financial condition could be adversely affected.

There is a risk that shareholders will never receive dividends.

We do not guarantee, commit or undertake to issue a dividend to shareholders for the next several years even if cash were available to do so as we would re-invest those available funds back into the operations of our Company. We cannot assure shareholders that we will achieve results or maintain a tax status that allow any specified level of cash distribution or year-to-year increases in cash distribution.

Reporting Information.

Our Company is subject to the reporting requirements under the Securities and Exchange Act of 1934. As a result, shareholders will have ready access to the information required to be reported by publicly held companies under the Securities and Exchange Act and the regulations thereunder. Our Company intends to provide our shareholders with annual reports containing financial information prepared in accordance with Generally Accepted Accounting Principles as required by Sec. 13 of the Securities Exchange Act of 1934.

Long Term Nature of Investment.

Investors should be aware of the long-term nature of an investment in our Company. Each investor will be required to represent that the securities purchased are for their own account, for investment purposes only and not with a view towards resale or distribution. The securities offered hereby may not be negotiated, assigned, or transferred without an opinion of counsel acceptable to our Company that transfer may be made without registration under the securities laws of the United States and applicable state laws. The securities offered hereby are restricted securities under the applicable securities laws of the United States or of the various states unless an exemption from registration is available. Therefore, the securities offered hereby may have to be held for an indefinite period of time. Investors who do not wish or who are not financially able to remain as investors for a substantial and indefinite period of time are advised against investment in the shares offered hereby.

Limited Financing – Lack of Loan Availability.

The monies currently on hand may not be sufficient for the continued expanded operations of our Company. There is no assurance that additional monies or financing will be available in the future or, if available, will be at terms favorable to our Company. (See “Business Summary”)

Our Company may borrow money to finance its operations on terms to be determined. Any such borrowing will increase the risk of loss to the investor in the event our Company is unsuccessful in repaying such loans.

Capital Resources.

The only capital resources of our Company are our shares.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

REAL ESTATE.

None.

OIL AND GAS.

None.

PATENTS.

On October 8, 2014, Earth Science Tech, Inc. entered into an Assignment of Patent Application with Wei R. Chen for assignment of a patent pending under Application number 62061577 entitled “Cannabidols Composition and Uses Thereof.”

On January 12, 2015, Earth Science Tech, Inc. entered into an Assignment of Patent Application with Wei R. Chen for assignment of a patent pending under Application number 62102538 entitled “Cannabidols Composition including mixtures and Uses Thereof.”

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosure.

Not applicable because the Company is not in mining

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently quoted on the OTCQB. Our common stock has been quoted on the OTCQB since November 26, 2014, under the symbol “ETST,” and prior to that under the symbol “UNOV.” Because we are quoted on the OTCQB, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid quotations for our common stock as reported on the OTCQB for the periods indicated.

Fiscal 2014	Low	High
First Quarter – reported June 30, 2013	$0.01	$0.01
Second Quarter – reported September 30, 2013	$0.01	$0.01
Third Quarter – reported December 31, 2013	$0.01	$2.00
Fourth Quarter – reported March 31, 2014	$0.60	$3.00

Fiscal 2015	Low	High
First Quarter – reported June 30, 2014	$1.39	$2.25
Second Quarter – reported September 30, 2014	$1.64	$3.98
Third Quarter – reported December 31, 2014	$0.75	$1.80
Fourth Quarter – reported March 31, 2015	$0.70	$2.10

Holders.

As of July 10, 2015, there are 62 record holders of  38,543,204 shares of the Company’s common stock.

Dividends.

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company’s business.

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities.

During the fiscal years ended March 31, 2015 and 2014, the Company made the following sales of its unregistered shares.

DATE OF SALE	TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER
March 24, 2014	Common Shares	25,000,000	Goods and Services	Business Associate
March 17, 2014	Common Shares	700,000	Goods and Services	Business Associate
March 31, 2014	Common Shares	753,000	Cash	Business Associate
June 15, 2014	Common Shares	100,000	Compensation	Officer and Director
July 7, 2014	Common Shares	93,670	Professional Fees	Business Associate
August 15, 2014	Common Shares	100,000	Compensation	Officer and Director
November 25, 2014	Common Shares	10,000	Professional Fees	Business Associate
December 23, 2014	Common Shares	50,000	Marketing Fees	Business Associate
December 31, 2014	Common Shares	200,000	Compensation	Officer and Director
June 11, 2014	Common Shares	100,000	Services	Business Associate
June 13, 2014	Common Shares	2,500	Services	Business Associate
July 7, 2014	Common Shares	2,500	Services	Business Associate
August 15, 2014	Common Shares	1,000	Services	Business Associate
August 15, 2014	Common Shares	1,000	Services	Business Associate
September 19, 2014	Common Shares	100,000	Services	Business Associate
November 4, 2014	Common Shares	100,000	Services	Business Associate
November 4, 2014	Common Shares	100,000	Services	Business Associate
December 12, 2014	Common Shares	50,000	Services	Business Associate
December 23, 2014	Common Shares	10,000	Services	Business Associate
January 8, 2015	Common Shares	2,000	Services	Business Associate
January 8, 2015	Common Shares	1,000	Services	Business Associate
January 8, 2015	Common Shares	2,500	Services	Business Associate
January 8, 2015	Common Shares	1,000	Services	Business Associate
January 8, 2015	Common Shares	2,000	Services	Business Associate
March 10,2015	Common Shares	100,000	Services	Business Associate
March 10,2015	Common Shares	100,000	Services	Business Associate
March 28, 2015	Common Shares	267,659	Cash	Business Associate
March 29, 2015	Series A Preferred	5,200,000	Goods and Services	Existing Shareholder

On June 6, 2014 the Company filed with the State of Nevada Articles of Amendment creating a Preferred A class of stock with 10,000,000 preferred A shares having a par value of $0.001 per share.

On June 6, 2014 the Company filed with the State of Nevada a Certificate of Designation for the 10,000,000 Preferred A shares. The preferred stock is non-dilutive and shall rank senior to all classes of common stock of the Company.  The preferred stock has ten votes to the common stock per one share of preferred stock.  The preferred stock carries a one for one conversion right for holders of the preferred stock into common stock.  Conversion right will apply after one year has passed from issuance of the preferred stock.

On March 29, 2015, the Company issued 5,200,000 Preferred A shares to Majorca Group, Ltd. pursuant to an Addendum to the Founders Agreement entered into on March 24, 2014 wherein Majorca Group, Ltd. was to provide products in the health, wellness, and beauty markets to Earth Science Tech, Inc. In addition Majorca Group, Ltd. contracted to build the website for Earth Science Tech, Inc. and provide management, marketing, sales, and production expertise to Earth Science Tech, Inc. Pursuant to the Addendum justifying the issuance of the 5,200,000 Preferred A shares, Majorca Group, Ltd. was to provide over 3000 linked sites for the leafstrain.com website and to provide ongoing consulting for purposes of brining other contracts for other business to Earth Science Tech, Inc. including retail business.

EXEMPTION FROM REGISTRATION CLAIMED

All of the above sales by the Company of its unregistered securities were made by the Company in reliance upon Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All of the individuals and/or entities that purchased the unregistered securities were either primarily existing shareholders, sophisticated shareholders, consultants or sophisticated investors known to the Company and its management, through pre-existing business relationships. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ISSUER PURCHASES OF EQUITY SECURITIES

Earth Science Tech did not repurchase any shares of its common stock during the years ended March 31, 2015 and 2014.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED HEREIN. IN CONNECTION WITH, AND BECAUSE WE DESIRE TO TAKE ADVANTAGE OF, THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, WE CAUTION READERS REGARDING CERTAIN FORWARD LOOKING STATEMENTS IN THE FOLLOWING DISCUSSION AND ELSEWHERE IN THIS REPORT AND IN ANY OTHER STATEMENT MADE BY, OR ON OUR BEHALF, WHETHER OR NOT IN FUTURE FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. FORWARD-LOOKING STATEMENTS ARE STATEMENTS NOT BASED ON HISTORICAL INFORMATION AND WHICH RELATE TO FUTURE OPERATIONS, STRATEGIES, FINANCIAL RESULTS OR OTHER DEVELOPMENTS. FORWARD LOOKING STATEMENTS ARE NECESSARILY BASED UPON ESTIMATES AND ASSUMPTIONS THAT ARE INHERENTLY SUBJECT TO SIGNIFICANT BUSINESS, ECONOMIC AND COMPETITIVE UNCERTAINTIES AND CONTINGENCIES, MANY OF WHICH ARE BEYOND OUR CONTROL AND MANY OF WHICH, WITH RESPECT TO FUTURE BUSINESS DECISIONS, ARE SUBJECT TO CHANGE. THESE UNCERTAINTIES AND CONTINGENCIES CAN AFFECT ACTUAL RESULTS AND COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD LOOKING STATEMENTS MADE BY, OR ON OUR BEHALF. WE DISCLAIM ANY OBLIGATION TO UPDATE FORWARD-LOOKING STATEMENTS.

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT ON THE COMPANY'S FINANCIAL STATEMENTS AS OF MARCH 31, 2015, INCLUDES A "GOING CONERN" EXPLANATORY PARAGRAPH, THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTIUE AS A GOING CONCERN.

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

Operating Subsidiaries

ETST wholly owned subsidiary, Nutrition Empire, is located in the heart of Coral Gables Florida at 4583 Ponce DeLeon Blvd., Coral Gables, FL 33146 next to Epicure Market at the Gables Ponce complex by the intersection of LeJeune Road and Ponce DeLeon Boulevard. Nutrition Empire’s first retail store location, located in Coral Gables, Florida carry’s over 550 of the top health and wellness brands as well as the hottest sports nutrition and dietary supplement products/sku’s from over 60 of the leading vendors in the marketplace at very competitive pricing. Nutrition Empire also stocks and sells ETST High Grade CBD (Cannabidiol) Rich Hemp Oil and Products at its store front location.

Additionally, ETST created Earth Science Tech Vapor One, Inc., a license and distribution company allowing us entry in the maturing marketplace of the vaping industry. Our licensing relationship gives us the market mobility, allowing us to capture the emerging market offering our CBD oil to our retail partners as demand emerges. We offer a range of vapor flavors including berries blend, strawberry cocktail, kiwi mix, sweet menthol, and apple mix, – allowing consumers to fill and refill while having a variety to choose from.  While preferences vary by country and geography, traditional cigarette flavors – tobacco and menthol- remain popular worldwide; however, many traditional smokers seeking an alternative are increasingly looking to “non-combustible” flavors – with flavors like coffee, vanilla, chocolate and fruit flavors growing in popularity.

Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company as of March 31, 2015 and 2014.  UNSI Canada, its wholly owned subsidiary is included as of September 30, 2013, as there was disposition of assets on October 30, 2013.

We operate through two wholly owned subsidiaries which provide products, marketing and distribution. As of December 2014, Nutrition Empire was opened as a brick and mortar retail store that provides health, wellness, sports nutrition and dietary supplement products at competitive prices. In March 2015, Earth Science Tech Vapor One, Inc., a license and distribution company allowing us entry in the maturing marketplace of the vaping industry. Our licensing relationship gives us the market mobility, allowing us to capture the emerging market offering our CBD oil to our retail partners as demand emerges

All intercompany balances and transactions have been eliminated on consolidation.

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of fixed assets; income tax rate, income tax provision and valuation allowance of deferred tax assets; stock based compensation, valuation of inventory and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency ` to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

It is not however practical to determine the fair value of advances from stockholders due to their related party nature.

Inventories

Inventories are stated at the lower of cost or market using the first in, first out (FIFO) method. Provisions have been made to reduce excess or obsolete inventories to their net realizable value.

Cost of Sales

Components of costs of sales include product costs, shipping costs to customers and any inventory adjustments.

Shipping and Handling Costs

The Company includes shipping and handling fees billed to customers as revenues and shipping and handling costs for shipments to customers as cost of revenues.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of March 31, 2015, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of March 31, 2015, no income tax expense has been incurred.

Recently issued accounting pronouncements

We have reviewed all new accounting pronouncements and do not expect any new pronouncements or guidance to have an impact on our results of operations or financial position:

In May 2014, the FASB issued new accounting guidance regarding revenue recognition under GAAP. This new guidance will supersede nearly all existing revenue recognition guidance, and is effective for public entities for annual and interim periods beginning after December 31, 2016. Early adoption is not permitted. We are currently evaluating the impact of this new guidance on the Company’s consolidated financial statements.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. We do not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern”, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.  ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter.  Early application is permitted.  The adoption of ASU 2014-15 is not expected to have a material effect on the consolidated financial statements.  We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

Results of Operations

For the year ended March  31, 2015 compared to the year ended  March 31, 2014
Revenue

The following table sets forth summarized consolidated financial information for the year ended March 31, 2015 and year ended March 31, 2014:

	2015	2014	$ Change	% Change
REVENUES	$80,279	$7,450	$72,829	977.5%
COST OF REVENUES	77,060	900	76,160	846.2%
GROSS PROFIT	3,219	6,550	(3,331)	(50.8)%
PERCENT OF TOTAL SALES	4.0%	88.0%	(4.5)%
OPERATING EXPENSES	8,514,339	12,546,267	(4,031,958)	(32.1)%
OPERATING (LOSS)	(8,511,119)	(12,539,717)	4,028,598	(32.1)%
OTHER (EXPENSE)	(4,608)	(106)	(4,802)	453.0%
LOSS BEFORE INCOME TAXES	(8,515,727)	(12,539,823)	4,024,096	32.1%
INCOME TAXES	0	0	0
NET LOSS	(8,515,727)	(12,539,823)	4,024,096	32.1%

The Company’s gross revenue for the year ended March 31, 2015, was $80,279, compared to $7,450, for the same period ended March 31, 2014.  Cost of revenues for the year ended March 31, 2015 was $77,060 compared to $900     for the same period ended March 31, 2014 which resulted in a gross profit of $3,219 for the period ended March 31, 2015 compared to $6,550 for the same period ended March 31, 2014.

Cost of Revenue:

The following tables set forth summarized cost of revenue information for the year ended March 31, 2015 and for the year ended March 31, 2014:

	Years Ended March 31, 2015 and 2014
	2015	% of Total	2014	% of Total	$ Change	% Change

Total cost of sales	$77,060	96%	$900	12%	$76,160	8462%

Operating Costs and Expenses

The major components of our expenses for the year ended March 31, 2015 and 2014 are outlined in the table below:

	Fiscal Year Ended March 31, 2015 and March 31, 2014
	2015	2014	$ Change	% Change

Salary expense	$508,000	$2,700	$505,300	18714.0%
General and administrative	115,112	6,856	108,256	1579.1%
Professional fees	7,444,416	12,536,711	(5,092,295)	(40.6)%
Marketing	414,218		414,218	100%
Research and Developent	32,593		32,593	100%
Total operating expenses	$8,514,339	$12,546,267	$(4,031,928)	32.1%

Total operating costs for the year ended March 31, 2015 were $8,514,339 compared to $12,546,267 for the same period ended March 31, 2014.  During the year ended March, 2015, officer compensation tendered in stock amounted to $477,000. The significant decrease in operating expenses resulted in a prior year adjustment in the amount of  $12,500,000  in professional fees. As a result we have incurred a decrease in total operating costs.

On April 15, 2014 the Company entered into an Employment Agreement with its Chief Executive Officer Harvey Katz.  The Agreement calls for issuance of 100,000 common shares per quarter to compensate for his services.  During the year ended March 31, 2015, the Company issued 400,000 shares of common stock to its CEO for services with a fair value of $477,000 under the said employment agreement.

General and administrative expenses represent bank charges, office expenses, rent and filing fees

For the year ended March 31, 2015 compared to the same period ended March  31, 2014

All significant intercompany balances and transactions have been eliminated on consolidation.

Liquidity and Capital Resources

Cash Flows

Cash Flows from Operating Activities

Our cash used in operating activities of $376,355 for the year ended March 31, 2015, compared to the net cash used of $241,871 in the year ended March 31, 2014 was primarily the result of the decrease in stock based compensation as well as a decrease in net loss.

Cash Flows from Investing Activities

Our cash used in investing activities of $99,413 for the year ended March 31, 2015, compared to the net cash used in investing activities of $0 for the year ended March 31, 2014 was primarily the result of the purchase of both fixed and intangible assets.

Cash Flows from Financing Activities

The decrease in our cash provided by financing activities of $423,442 for the year ended March 31, 2015, compared to the cash provided by financing activities of $613,819 for the year ended March 31, 2014 was primarily the result of repayment of advances from related party in the amount of $166,511.

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

Off Balance Sheet Arrangements

As of March 31, 2015, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

EARTH SCIENCE TECH, INC.

FINANCIAL STATEMENTS

For the years ended March 31, 2015 and 2014

LIGGETT,
VOGT &
WEBB P.A.

CERTIFIED PUBLIC ACCOUNTANTS

432 Park Avenue South, 10th Floor
New York, NY 10016 / (212) 481-3490

1500 Gateway Boulevard, Suite 202
Boynton Beach, FL 33426 / (561) 752-1721

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Earth Science Tech, Inc. and Subsidiaries

We have audited the accompanying balance sheets of Earth Science Tech, Inc. and Subsidiaries (the “Company”) as of March 31, 2015 (consolidated) and 2014 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flow for the years ended March 31, 2015 and 2014.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Earth Science Tech, Inc. and Subsidiaries as of March 31, 2015 (consolidated) and 2014 and the results of its consolidated operation and its cash flow for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a net loss of $8,515,728 and used cash in operations of $376,355 and an accumulated deficit of $21,161,119 at March 31, 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LIGGETT, VOGT & WEBB, P.A.
Certified Public Accountants

Boynton Beach, Florida
August 4, 2015

EARTH SCIENCE TECH, INC. AND SUSIDIARIES
BALANCE SHEETS

ASSETS
	March 31,	March 31,
	2015	2014
	(Consolidated)	(Restated)
Current Assets:
Cash	$324,378	$376,704
Prepaid expenses	125,379	350,000
Inventory	235,588	-
Deposits	-	178,250
Total current assets	685,345	904,954

Fixed Assets	65,854	-

Other Assets:
Patent, net	29,078	-
Deposits	17,211
Total other assets	46,289	-
Total Assets	$797,488	$904,954
LIABILITIES AND STOCKHOLDERS’S EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$88,655	$745
Due to related parties	-	166,511
Notes payable - related parties	59,558	38,605
Total current liabilities	148,213	205,861
Total liabilities	148,213	205,861

Stockholders’ Equity:

Preferred shares, par value $0.001 per share, 10,000,000 shares authorized; 5,200,000 and 0 shares issued and outstanding as of March 31, 2015 and March 31, 2014 respectively	5,200	-
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 38,229,829 and 36,733,000 shares issued and outstanding as of March 31, 2015 and March 31, 2014 respectively	38,230	36,733
Additional paid-in capital	21,766,964	13,307,751
Accumulated deficit	(21,161,119)	(12,645,391)
Total stockholders’ equity	649,275	699,093
Total Liabilities and Stockholder’s Equity	$797,488	$904,954

See the accompanying notes to the consolidated financial statements

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS

	For the Years Ended
	March 31,
	2015	2014
	(Consolidated)	(Restated)

Revenue	$80,279	$7,450
Cost of revenues	77,060	900
Gross Profit	3,219	6,550

Operating Expenses:

Compensation - officers	508,000	2,700
Marketing	414,218	-
General and administrative	115,112	6,856
Professional fees	7,444,416	12,536,711
Research and development	32,593	-
Total operating expenses	8,514,339	12,546,267

Loss from operations	(8,511,120)	(12,539,717)

Other Income (Expenses)
Interest expense	(4,730)	-
Interest income	122	-
Foreign currency transaction loss	-	(106)
Total other expenses	(4,608)	(106)

Net loss before provision for income taxes	(8,515,728)	(12,539,823)

Provision for income taxes	-	-

Net loss	$(8,515,728)	$(12,539,823)

Loss per common share:
Loss per common share - Basic and Diluted	$(0.23)	$(1.17)

Weighted Average Common Shares Outstanding:
Basic and Diluted	36,841,897	10,758,137

See the accompanying notes to the consolidated financial statements

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2015 (CONSOLIDATED) AND 2014 (RESTATED)

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - March 31, 2013 (Consolidated)	10,280,000	$10,280	-	$-	$32,220	$(105,568)	$(63,068)

Forgiveness of amounts due to related party	-	-	-	-	75,484	-	75,484
Shares issued for prepaid services	700,000	700	-	-	349,300	-	350,000
Common stock issued for cash	753,000	753			375,747		376,500
Founder shares issued for services to be received	25,000,000	25,000	-	-	12,475,000	-	12,500,000
Net loss	-	-	-	-	-	(12,539,823)	(12,539,823)
Balance - March 31, 2014 (restated)	36,733,000	36,733	-	-	13,307,751	(12,645,391)	699,093

Common stock issued for cash	821,329	821	-	-	568,179	-	569,000
Preferred Shares issued	-	-	5,200,000	5,200	7,066,800	-	7,072,000
Common stock issued for services	675,500	676	-	-	824,234	-	824,910
Net loss	-	-	-	-	-	(8,515,728)	(8,515,728)
Balance - March 31, 2015 (Consolidated)	38,229,829	$38,230	5,200,000	$5,200	$21,766,964	$(21,161,119)	$649,275

See the accompanying notes to the consolidated financial statements

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31,
	2015	2014
	(Consolidated)	(Restated)

Cash Flow From Operating Activities:
Net loss	$(8,515,728)	$(12,539,823)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	8,180,026	12,500,000
Depreciation and amortization	4,481
Changes in operating assets and liabilities:
Decrease in deposits	178,250	(178,250)
Increase in prepaid expenses	(58,495)	-
Increase in inventory	(235,588)	-
Increase in other assets	(17,211)	-
Increase in accounts payable	87,910	(23,798)
Net Cash Used in Operating Activities	(376,355)	(241,871)

Investing Activities:
Fixed asset purchases	(68,983)	-
Intangible asset purchases	(30,430)	-
Net Cash Used in Investing Activities	(99,413)	-

Financing Activities:
Proceeds from issuance of common stock	569,000	376,500
Proceeds from notes payable- related party	20,953	11,524
Repayment of advances from related party	(166,511)	-
Forgiveness of amounts due to related party	-	75,484
Advances from related party	-	150,311
Net Cash Provided by Financing Activities	423,442	613,819

Net (Decrease) Increase in Cash	(52,326)	371,948

Cash - Beginning of Period	376,704	4,756
Cash - End of Period	$324,378	$376,704

Supplemental disclosure of non cas investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

See the accompanying notes to the consolidated financial statements

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2015

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

On June 16, 2014, the Company formed a wholly-owned subsidiary, Ultimate Nutrition Technologies, Inc. Ultimate Nutrition Technologies, Inc. was incorporated under the laws of the State of Florida. The name was changed to Nutrition Empire, Inc. on June 23, 2014.

On May 28, 2014 the Financial Industry Regulatory Authority (“FINRA”) approved the name change of the Company to Earth Science Tech, Inc. as well as the new symbol change from UNOV to ETST.

On March 19, 2015, the Company formed a wholly-owned subsidiary, Earth Science Tech Vapor One, Inc. Earth Science Tech Vapor One, Inc. was incorporated under the laws of the State of Florida with its purpose to license and distribute our products in the maturing marketplace of the vaping industry.

Formation of Ultimate Novelty Sports (Canada) Inc.

On May 6, 2010, the Company formed a wholly owned subsidiary, Ultimate Novelty Sports Inc., an Ontario, Canada Corporation (“UNSI Canada”).  UNSI Canada uses the U.S. Dollar as its reporting currency as well as its functional currency, however from time to time, UNSI Canada, incurs certain expenses in Canadian Dollars.

On October 30, 2013, the Company sold UNSI Canada to Optimal, Inc., a Nevada corporation 100% of the capital stock of Ultimate Novelty Sports Inc., a corporation organized pursuant to the laws of the province of Ontario, Canada for $1.00.

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

Principles of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company as of March 31, 2015 and 2014. UNSI Canada, its wholly owned subsidiary is included as of September 30, 2013, as there was disposition of assets on October 30, 2013.

We operate through two wholly owned subsidiaries which provide products, marketing and distribution. As of December 2014, Nutrition Empire was opened as a brick and mortar retail store that provides health, wellness, sports nutrition and dietary supplement products at competitive prices. In March 2015, Earth Science Tech Vapor One, Inc., a license and distribution company allowing us entry in the maturing marketplace of the vaping industry. Our licensing relationship gives us the market mobility, allowing us to capture the emerging market offering our CBD oil to our retail partners as demand emerges

All intercompany balances and transactions have been eliminated on consolidation.

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of fixed assets; income tax rate, income tax provision and valuation allowance of deferred tax assets; stock based compensation, valuation of inventory and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency ` to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

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

Related parties

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

The Company derives its revenues from sales contracts with its customer with revenues being generated upon rendering of products.  Persuasive evidence of an arrangement is demonstrated via invoice; products are considered provided when the product is delivered to the customers; and the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive.

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

Inventories

Inventories are stated at the lower of cost or market using the first in, first out (FIFO) method. Provisions have been made to reduce excess or obsolete inventories to their net realizable value.  The Company's inventory represents finished goods that are sold at our retail location via our website as of March 31, 2015.

Cost of Sales

Components of costs of sales include product costs, shipping costs to customers and any inventory adjustments.

Shipping and Handling Costs

The Company includes shipping and handling fees billed to customers as revenues and shipping and handling costs for shipments to customers as cost of revenues.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of March 31, 2015, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to the income before provision for income taxes is as follows:

	March 31, 2015	March 31, 2014 restated
Statutory rate applied to loss before income taxes	$(3,392,189)	$(4,995,163)
Increase (decrease) in income taxes results from:
Nondeductible expenses	3,235,163	4,979,300
Change in valuation allowance	157,026	15,863

Income tax expense (benefit)	$-	$-

The components of income tax expense (benefit) for the years ended:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	March 31, 2015		March 31, 2014 restated
Deferred Tax Assets	$		$
Operating loss carry forwards		214,942		57,916
Gross deferred tax assets		214,942		57,916

Valuation allowance		(214,942)		(57,916)
Net deferred tax asset		$-		$-

The Company has net operating loss carry forwards (NOL) for income tax purposes of approximately $539,500.  This loss is allowed to be offset against future income until the year 2035 when the NOL’s will expire.   The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the substantial losses incurred through March 31, 2015.  The change in the valuation allowance for the years ended March 31, 2015 and 2014 was an increase of $157,026 and $15,863, respectively.

Internal Revenue Code Section 382 ("Section 382") imposes limitations on the availability of a company's net operating losses after certain ownership changes occur. The Section 382 limitation is based upon certain conclusions pertaining to the dates of ownership changes and the value of the Company on the dates of the ownership changes. It was determined that an ownership change occurred in October 2013 and March 2014. The amount of the Company's net operating losses incurred prior to the ownership changes are limited based on the value of the Company on the date of the ownership change. Management has not determined the amount of net operating losses generated prior to the ownership change available to offset taxable income subsequent to the ownership change.

Loss per common share

The Company follows ASC Topic 260 to account for earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.  As of March 31, 2015 and 2014, the Company has 333,332 and 0 warrants that are anti-dilutive and not included in the calculation of diluted earnings per share.

Recently issued accounting pronouncements

We have reviewed all new accounting pronouncements and do not expect any new pronouncements or guidance to have an impact on our results of operations or financial position:

In May 2014, the FASB issued new accounting guidance regarding revenue recognition under GAAP. This new guidance will supersede nearly all existing revenue recognition guidance, and is effective for public entities for annual and interim periods beginning after December 31, 2016. Early adoption is not permitted. We are currently evaluating the impact of this new guidance on the Company’s consolidated financial statements.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. We do not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern”, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.  ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter.  Early application is permitted.  The adoption of ASU 2014-15 is not expected to have a material effect on the  consolidated financial statements.  We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

Fixed Assets

Fixed assets are recorded at cost less accumulated depreciation.  Depreciation is provided for on the straight line method over the estimated useful lives of the related assets as follows:

Furniture and Equipment	5 years
Computer equipment	5 years
Signage	5 years
Leaseholds and Design	10 years

The cost of maintenance and repairs is charged to expense in the period incurred.  Expenditures that increase the useful lives of assets are capitalized and depreciated over the remaining useful lives of the assets.  When items are retired or disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Intangible Assets

In accordance with FASB ASC 350-25, “Intangibles - Goodwill and Other”, the Company acquired a patent that is being amortized over its useful life of fifteen years. The Company purchased the patent through a cash payment of $25,000. Additionally, the Company capitalized patent fees of $5,430. The Company’s balance of intangible assets on the balance sheet net of accumulated amortization is $29,078 at March 31, 2015.  Amortization expense related to the intangible assets was $1,352 for the year ended March 31, 2015.  Amortization expense related to the intangible assets is expected to be approximately $2,029 each subsequent year.

Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment in accordance with the guidance of the FASB ASC 360-10, “Property, Plant, and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Through March 31, 2015, the Company had not experienced impairment losses on its long-lived assets.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at March 31, 2015, a net loss and net cash used in operating activities for the fiscal period then ended. This raises substantial doubt about the Company's ability to continue as a going concern.

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

Note 4 – Related Party Transactions

On April 15, 2014 the Company entered into an Employment Agreement with its Chief Executive Officer Harvey Katz.  The Agreement calls for issuance of 100,000 common shares per quarter to compensate for his services.  During the year ended March 31, 2015, the Company issued 400,000 shares of common stock to its CEO for services at fair value of $477,000 under the said employment agreement and paid cash of $57,000.

During the years ended March 31, 2015 and 2014, a former stockholder provided $20,953 and $11,524 in notes to the Company. The notes are payable on September 30, 2014, unsecured and bear interest at 8%.  As of March 31, 2015 and March 31, 2014, the Company had $59,558 and $38,605 of notes payable outstanding from related party. As of March 31, 2015, the notes are in default.  The Company is in current negotiations with the lender to extend the notes for an additional year.

In March 2014, the Company issued 700,000 shares of common stock at par value of $.001 per share to a majority shareholder for services with a fair value of $350,000 based on recent cash offering prices.

During the year ended March 31, 2014 a related party advanced $150,311 and forgave $75,484.

During the year ended March 31, 2015 the Company paid $166,511 to a related party for prior year advances.

During the year ended March 31, 2014 the Company issued 25,000,000 shares of common stock with a fair value of $12,500,000 to the majority shareholder for services based on recent cash offering prices.

During the year ended March 31, 2015 the company issued 5,200,000 preferred A shares with a fair value of $7,072,000 to a majority stockholder for services.

In December 2014, the Company issued 50,000 shares of common stock with a fair value of $87,500 for services.

Note 5 – Stockholders’ Equity

Shares authorized

Upon formation the total number of shares for all classes of stock which the Company is authorized to issue preferred stock in the amount of  ten million (10,000,000), par value $.001 per share and issue common stock in the amount of seventy-five million (75,000,000), par value $.001 per share.

Common stock

Effective March 24, 2014 25,000,000 shares were issued to Majorca Group Ltd. for services to be received as described in a Founder Agreement between the Company and Majorca Group Ltd. The shares were valued at fair value of $12,500,000.  The Founder agrees to render services to Company in product development including idea generation, performing and designing formulations for products to be used in the health and nutrition market as well as marketing and sales of products to distributors and retailers.  All these shares were valued at $0.50 per share, being the cash price of immediately preceding share issuance to un-related parties.

Effective March 17, 2014 Company issued 700,000 shares  to Royal Palm Consulting Service, LLC for services to be rendered  as described in a Consulting Agreement between the Company and  Royal Palm Consulting Service, LLC. These shares were valued at fair value of $350,000. The agreement shall terminate on March 17, 2015.  The Consultant agrees to serve as a consultant to assist the Company with bona fide consulting services in general corporate activities including not limited to the following areas. Business Development, Strategies and Planning as well as Research venues for product advertisement, Identify strategic partners and retail client development. All these shares were valued at $0.50 per share, being the cash price of immediately preceding share issuance to un-related parties.

During the year ended March 31, 2015, the Company issued 50,000 shares of common stock pursuant to Royal Palm’s consulting agreement. The shares were valued at fair value of $87,500. As of March 31, 2015, the Company has amortized $20,616 and the remaining balance of $66,884 is recorded as a prepaid expense.

During the year ended March 31, 2014, the Company had sold 753,000 common shares at $0.50 per share for total proceeds of $376,500.

During the year ended March 31, 2015, the Company had sold 821,329 common shares and issued 333,332 warrants for cash at $0.50 to $.75 per share for total proceeds of $569,000.

During the year ended March 31, 2015, the Company issued 275,500 common shares with fair value of $347,910 to non-related parties for services.

During the year ended March 31, 2015, the Company issued 400,000 common shares with fair value of $477,000 to Officer (See Note 4).

Preferred Stock

On June 6, 2014 the Company filed with the State of Nevada Articles of Amendment creating a Preferred A class of stock with 10,000,000 Preferred A shares having a par value of $0.001 per share.

On July 18, 2014, the company issued 5,200,000 Preferred Class “A” stock with a fair value of $7,072,000 to our majority stockholder for services.  The preferred stock is non-dilutive and shall rank senior to all classes of common stock of the Company.  The preferred stock has ten votes to the common stock per one share of preferred stock.  The preferred stock carries a one for one conversion right for holders of the preferred stock into common stock.  Conversion right will apply after one year has passed from issuance of the preferred stock.

Note 6 – Stock Purchase Warrants

During the year ended March 31, 2015, the Company issued warrants (each warrant is exercisable into one share of Company restricted common stock) in connection with the issuance of an equity investment.

A summary of the change in stock purchase warrants for the years ended March 31, 2015 and 2014 are as follows:

	Warrants Outstanding	Exercise Price	Contractual Life (Years)
Warrants outstanding–2014	-	-	-
Warrants issued-2014	-	-	-
Warrants outstanding–2015	-	-	-
Warrants issued-2015	333,332	.75	.90
Balance, March 31, 2015	333,332	$.75	.90

The balance of outstanding and exercisable common stock warrants at March 31, 2015 is as follows:

Number of Warrants Outstanding	Exercise Price	Remaining Contractual Life (Years)
333,332	$0.75	.90

Note 7-Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Note 8-Restatement

The Company had restated the March 31, 2014 balance sheet, income statement and cash flow statement as originally presented in its financial statement filed with its 2014 10-K filed on July 16, 2014 to correct the common shares issued pursuant to the agreements with Officer and consultants and to properly record the value of common shares issued at fair value.

Changes to Balance Sheet

	March 31, 2014
	As Previously		As
	Reported	Adjustment	Restated

Prepaid Expense	$-	$350,000	$350,000
Services Receivable	$(12,850,000)	$12,850,000	$-
Accumulated Deficit	$(145,391)	$(12,500,000)	$(12,645,391)

Changes to Statement of Operations
	For the Year Ended
	March 31, 2014
	As Previously		As
	Reported	Adjustment	Restated

Professional Fees	$36,711	$12,500,000	$12,536,711

Changes to Statement of Cash Flow
	For the Year Ended
	March 31, 2014
	As Previously		As
	Reported	Adjustment	Restated

Net loss	$(39,823)	$(12,500,000)	$(12,539,823)
Stock-based compensation	$-	$12,500,000	$12,500,000
Changes in advances from officers	$198,150	$(198,150)	$-
Proceeds from notes payable - related party	$39,169	$(27,645)	$11,524
Forgiveness of amounts due to related parties	$-	$75,484	$75,484
Advances from related parties	$-	$150,311	$150,311
Net Cash Used in Operating Activities	$(43,721)	$(198,150)	$(241,871)
Net Cash Provided by Financing Activities	$415,669	$198,150	$613,819

Note 9 – Prepaid Expenses

Prepaid Expenses represents the unamortized costs for the use of certain consultants pursuant to agreements executed and retainer for professional services during the fiscal year ending March 2015.  In consideration for these services, under certain consulting agreements, the Company issued 50,000 and 700,000 shares of common stock to consultants with fair value of $87,500 and $350,000 during the years ended March 31, 2015 and 2014, respectively. The unamortized prepaid expense was $66,884 and $350,000  at March 31, 2015 and 2014, respectively.

Note 10-Fixed Assets

At March 31, 2015 and 2014, fixed assets consisted of the following:

	2015	2014

Sign	$6,500	$-
Furniture and Equipment	1,509	-
Software	974	-
Leasehold improvements	51,300	-
Architectural and Design	8,700	-
	68,983
Less accumulated depreciation	(3,129)	-
	$65,854	$-

Depreciation expense for the year ended March 31, 2015 was $3,129.

Note 11-Commitments

Legal Proceedings
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

Employment Agreement
On April 15, 2014 the Company entered into an Employment Agreement with its Chief Executive Officer Harvey Katz.  The Agreement calls for issuance of 100,000 restricted common shares per quarter to compensate his services.  During the year ended March 31, 2015, the company issued 400,000 shares of common stock to its CEO for services at fair value at of $477,000 under the said employment agreement and paid cash of $57,000.  The agreement was terminated on May 10, 2015.

In May 2015 the Company entered into an Employment Agreement with its CEO Matthew J. Cohen.  The Agreement calls for an annual salary of $120,000 for the first and only year of the contract.

Consulting Agreements

Effective March 24, 2014 25,000,000 shares were issued to Majorca Group Ltd. for services to be received as described in a Founder Agreement between the Company and Majorca Group Ltd.  The shares were valued at fair value of $12,500,000.

Effective March 17, 2014 Company issued 700,000 shares to Royal Palm Consulting Service, LLC for services to be rendered  as described in a Consulting Agreement between the Company and  Royal Palm Consulting Service,  LLC. The shares were valued at fair value of $350,000.  The agreement shall terminate on March 17, 2015.  The Consultant agrees to serve as a consultant to assist the Company with bona fide consulting services in general corporate activities including not limited to the following areas. Business Development, Strategies and Planning as well as Research venues for product advertisement, Identify strategic partners and retail client development. All these shares were valued at $0.50 per share, being the cash price of immediately preceding share issuance to un-related parties. As of March 31, 2015, the consulting fees have been fully amortized.

During the year ended March 31, 2015, the Company issued 50,000 shares of common stock pursuant to Royal Palm’s consulting agreement. The shares were valued at fair value of $87,500. As of March 31, 2015, the Company has amortized $20,616 and the remaining balance of $66,884 is recorded as a prepaid expense.

Effective November 25, 2014, the Company issued 10,000 shares to David Van Brunt for services rendered as described in a consulting agreement between the Company and consultant. The shares were valued at fair value of $20,000. The consultant agrees to assist in social media and act as an liaison with respect to the acquisition of distributors for our CBD oil.

On March 6, 2015, Earth Science Tech, Inc. entered into a License and Distribution Agreement with I Vape Vapor, Inc. a Minnesota corporation.  The purpose of the License and Distribution Agreement is for Earth Science Tech, Inc. to license to I Vape Vapor, Inc. its use of Earth Science Tech’s “Ultra-High Grade CBD Rich Hemp Oil,” for use in I Vape Vapor, Inc.’s E-Cigarettes within the United States of America, its territories and possessions only.  I Vape Vapor shall pay for the bottling, formulating, flavoring, labels, and any other elements necessary to produce the finished e-liquid consumable with Earth Science Tech agreeing to reimburse I Vape Vapor for its costs off the top.  After deduction of the respective cost elements of the parties and reimbursement thereof, the parties shall divide the net proceeds 50% to Earth Science Tech and 50% to I Vape Vapor except where sales have been originated, produced or referred by Earth Science Tech, in which case the division shall be 65% to Earth Science Tech and 35% to I Vape Vapor.  As of March 31, 2015, no proceeds have been earned by the Company.
On March 28, 2015, Earth Science Tech, Inc. entered into a Distribution Agreement with Medics USA Inc. a New Jersey corporation.  The purpose of this Distribution Agreement is for Earth Science Tech, Inc. to supply its “Ultra-High Grade CBD Rich Hemp Oil,” for use in an awarded exclusive territory within the United States of America and the Sovereign State of Pakistan.  To maintain exclusivity, Medics USA, Inc. is required to meet successive year sales milestones within the three year term of the agreement As of March 31, 2015, no milestones have been reached under this agreement.
On March 28, 2015, Earth Science Tech, Inc. entered into a Distribution Agreement with Medics USA Inc. a New Jersey corporation.  The purpose of this Distribution Agreement is for Earth Science Tech, Inc. to supply its “Ultra-High Grade CBD Rich Hemp Oil,” for use in an awarded exclusive territory within the United States of America and the Sovereign State of Pakistan.  To maintain exclusivity, Medics USA, Inc. is required to meet successive year sales milestones within the three year term of the agreement As of March 31, 2015, no milestones have been reached under this agreement.

Lease Agreements

On July 18, 2014, the Company’s wholly owned subsidiary, Nutrition Empire entered into a five year retail store lease agreement in Coral Gables, Florida commencing December 1, 2014 through November 30, 2019 for aggregate rent of $223,725 The amount is to be paid monthly over the term of the lease term. A deposit of $17,211 was tendered to secure the lease.

             Future minimum lease payments for this office space are as follows:

Year	Amount
2015	$41,306
2016	42,958
2017	44,676
2018	46,463
2019	48,322
$223,725

In June, 2014, the Company entered into an office lease covering its Boca Raton, Florida headquarters. The lease term is for one year commencing on June 1, 2014. The estimated monthly rent including sales tax is $1,546.  The lease exired on July, 1 2015.

In April, 2015, the Company entered into an office lease covering its new Boca Raton, Florida headquarters. The lease term is for three years commencing on July 1, 2015. The monthly rent including sales tax is $1,908 and fixed at this amount for the next three years.

Intellectual Property Agreements

The Company has secured a new provisional patent with the United States Patent and Trademark Office (USPTO) for Hemp Oil Enriched with CBD (Cannabidiol) and Hemp Oil Enriched with Proprietary Additives Pursuant to an Intellectual Property Exploitation Agreement, consideration of $25,000 was agreed upon for the execution of the assignment. The patent was filed on October 8, 2014 by the inventors Dr. Harvey Katz the CEO of Earth Science Tech and Dr. Wei R. Chen the assistant dean of the College of Mathematics and Science at the University of Central Oklahoma (UCO).

Note 12 – Subsequent Events

Earth Science Tech, Inc. (“the Company”) is presently engaged in a legal controversy with one of its suppliers, Cromogen, Cromogen’s principals and a related company. Cromogen did not perform in accordance with its contract for supplying hemp oil in terms of timing, quality and consistency in the opinion of the company as a result of which the company notified Cromogen. At the same time and because the commitment to arbitrate extends only to the companies involved, the company has filed a legal action in the courts of Florida in which the principals of Cromogen have been named as Defendants and wherein fraud is alleged in connection with Cromogen’s representations regarding the formulation and quality of the hemp oil it supplied and damages sought accordingly. (It is to be noted that, although the lack of performance by Cromogen has engendered litigation, the company has secured alternative sources for hemp oil and will mitigate its damages to the extent possible as a practical and legal matter). Cromogen, under the terms of the contract, demurred and filed for arbitration. That arbitration, in its very early stages, is now pending in New York (as the contract provided).  Cromogen is claiming alleged damages of a direct and consequential nature. The company has filed a counterclaim for damages sustained as a proximate result of deficient and defective performance.

Employment Agreement

In May, 2015 the Company entered into an Employment Agreement with its Chief Financial Officer Matthew J. Cohen.  The Agreement calls for an annual salary of $120,000 dollars for the first and only year of the contract.  On May 9, 2015 Mr. Cohen was promoted to CEO and Director.

In May, 2015 the Company entered into an Employment Agreement with its Chief Operating Officer and Director Thomas Wright.  The Agreement calls for no annual salary with the issuance of 2,500 common shares of stock per quarter.

Lease Agreements

In April, 2015, the Company entered into an office lease covering its new Boca Raton, Florida headquarters. The lease term is for three years commencing on July 1, 2015. The monthly rent including sales tax is $1,908 and fixed at this amount for the next three years.
Stock Sales
Subsequent to year end the Company issued 284,500 shares of common stock at a fair value of $1.00 per share totaling $284,500 and 28,875 of common stock at a fair value of $0.75 per share totaling $21,656.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On February 25, 2015, the Board of Directors of Earth Science Tech, Inc. received De Joya Griffith LLC’s (“De Joya”) resignation as independent auditors for the Company as the latest 10-Q filed by the Company was filed without De Joya Griffith’s approval.

De Joya’s report on the Company’s financial statements for the year ended March 31, 2014 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles except for the  going concern disclosure.

There have been no disagreements with De Joya on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of De Joya, would have caused it to make reference to the subject matter of the disagreement in connection with its report.  None of the events described in Item 304(a)(1)(v) of Regulation S-K has occurred with respect to De Joya.

On March 2, 2015, the Board of Directors approved the Company’s engagement of Liggett, Vogt and Webb P.A., CPA’s as independent auditors for the Company and its subsidiaries.  The Company engaged Liggett, Vogt and Webb P.A., CPA’s on March 2, 2015.

Neither the Company nor anyone on its behalf consulted Liggett, Vogt and Webb P.A., CPA’s regarding (i) the application of accounting principles to a specific completed or contemplated transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements, or (iii) any matter that was the subject of a disagreement or event identified in response to Item 304(a)(2) of Regulation S-K (there being none).

On February 25, 2015, the Company was advised by De Joya Griffith KKC (“De Joya”), its independent registered public accounting firm, that the Company’s previously issued unaudited financial statements for the period ended December 31, 2014 (the “Third Quarter 10-Q”) could not be relied on because they were not reviewed by an independent registered public accounting firm in accordance with Statement on Auditing Standards No. 100, Interim Financial Information (“SAS 100”). In addition, they advised us that the financial statements as of June 30, 2014 and September 30, 2014 can’t be relied upon due to an error discovered during the December 31, 2014 review.

Item 9A.   Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS & PROCEDURES

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of March 31, 2015, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the audit of our financial statements as of March 31, 2015 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company’s financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company’s determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company’s Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the issuer’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

None

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The Company does not, at present, have any employees other than the current officers and directors. We have not entered into any employment agreements, as we currently do not have any employees other than the current officers and directors.

Family Relations Identification of Directors and Executive Officers

Name	Age	Term Served	Title

Dr. Harvey Katz	67	Since Apr 15, 2014 Terminated as of May 10, 2015	CEO, President, and Director
Matthew J. Cohen	57	Since Feb 15, 2015 and CEO, Director May, 9, 2015	CEO, CFO and Director
Thomas H. Wright III	47	May 9,2015	COO and Director

There are no other persons nominated or chosen to become directors or executive officers, nor do we have any employees other than above mentioned officers and directors.

On April 15, 2014 the Company entered into an Employment Agreement with its Chief Executive Officer Harvey Katz.  The Agreement calls for issuance of 100,000 common shares per quarter to compensate for his services and payment of $57,000.  During the year ended March 31, 2015, the Company issued 400,000 shares of common stock to its CEO for services at fair value of $477,000 under the said employment agreement. As of May 10, 2015, Mr. Katz was terminated.

              In February 2015, the Company entered into an Employment Agreement with its Chief Financial Officer Matthew J. Cohen.  The Agreement calls for an annual salary of $120,000 dollars for the first and only year of the contract. On May 9, 2015 Mr. Cohen was promoted to CEO and Director concurrent with the termination of Harvey Katz.

On May 9, 2015, Mr. Thomas Wright was appointed COO and Director of the Company and will serve pursuant to a 1 year agreement.

Our directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive no compensation for serving on the board of directors other than the reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the board of directors and serve at the discretion of the board.

Officer and Director Background:

Dr. Harvey Katz – Former CEO and Director

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

Dr. Katz was educated at Loop City College, Loyola University, and the University of Chicago, all in Chicago, Illinois and Stafford University. He majored in Business and Environmental Science. Dr. Katz has had articles published and lectured at the University of Florida Department Of Plastics, University of Nevada Las Vegas, Virginia Tech and others. Currently he is affiliated with the University of Texas-Center for ElectroMechanics. He was the Honorary Chairman of the Republican Committee in Florida while President Bush (43rd) was in office. He was asked and accepted an appointment to an economic committee and was honored with a presidential medal for his contributions to the party and country.

Dr. Katz represented Earth Science Tech as a member of the “International Cannabinoid Research Society (ICRS),” he’s a member of Congressional Research Service, Society of Petroleum Engineers, American Chemical Society, and has been a member of other nonprofessional organizations such as Society of Military Engineers, Who’s Who in America.  On May 10, 2015, Mr. Katz was terminated.

Matthew J. Cohen –CEO, CFO, Director

Mr. Cohen was appointed as an officer March 24, 2009 of Latitude Solutions, Inc. and to the board on April 30, 2010. He resigned July 3, 2012 from Latitude Solutions, Inc. Mr. Cohen formerly served as Chief Financial Officer of Cavit Sciences from July 2008 to June 2009; a publicly traded company, and has also been the Chief Executive Officer and Chief Financial Officer of Genio Group, Inc., from July 2004 to June 2006, a public company, as well as a member of its board of directors. Prior to these engagements, Mr. Cohen served as the Chief Financial Officer for several companies across a variety of industries including Sea Aerosupport, Inc. from June 2004 to July 2006, and Life Imaging Corporation from September 2002 to December 2003 a provider of diagnostic services and Interactive Technologies.com, Ltd., a publicly traded benefit and services company, where he continues today as a member of its board of directors. Mr. Cohen has a B.B.A. degree in Accounting from New Paltz State University, New York earned in 1980. Mr. Cohen was CFO for Kerr Utility, Inc. from 2013 to early 2015. Mr. Cohen was appointed CFO of Earth Science Tech, Inc. on February 15, 2015 and CEO on May 10, 2015.

Thomas H. Wright III,  COO, Director

Mr. Wright is a partner at the law firm Siegel Siegel & Wright, and heads up the civil litigation division. He has been a practicing attorney since 2001 Mr. Wright has experience handling a wide variety of legal matters including: family law, personal injury, corporate contractual matters, patent infringement, entertainment law, drug crimes, sex crimes, and chemical compliance matters. He studied mechanical engineering at both the Georgia Institute of Technology and the University of Miami. He then pursued both digital and analog recording arts at Miami-Dade Community College before transferring to Florida State University where he obtained degrees in both English and Business in 1994. He then worked as Editor I at the Florida House of Representatives before attending law school at Nova Southeastern University. In addition to studies in the United States, Mr. Wright attended law school through Notre Dame University in London, England, and through Hofstra University in Nice, France.

Committees of The Board of Directors

The Company is managed under the direction of its board of directors.

The Company does not have an executive committee, at this time.

The Company does not have an audit committee at this time.

Conflicts of Interest – General

The Company’s directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities. While each officer and director of the Company’s business is engaged in business activities outside of its business, the amount of time they devote to our business will be up to approximately 25 hours per week. Mr. Katz, the Company’s Chief Executive Officer during FY2015, devoted up to 25 hours per week to the Company’s business.

CONFLICTS OF INTEREST - CORPORATE OPPORTUNITIES

Presently no requirement contained in the Company’s Articles of Incorporation, Bylaws, or minutes which requires officers and directors of the Company’s business to disclose to the Company business opportunities which come to their attention. The Company’s officers and directors do, however, have a fiduciary duty of loyalty to Earth Science Tech to disclose to it any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. The Company has no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

Item 11. Executive Compensation.

The following table sets forth the compensation paid to officers during the fiscal years ended March 31, 2015 and 2014. The table sets forth this information for Earth Science Tech, Inc. including salary, bonus, and certain other compensation to the named executive officers for the past three fiscal years.

Name and Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
			(e)	(f)	(g)	(h)	(i)	(j)

Dr. Harvey Katz (1)	2015	57,000		477,000	0	0	-	534,000
Chief Executive
Officer

Matthew J. Cohen	2015	10,500	0	0	0	0	0	10,500
Chief Financial
Officer

Thomas H. Wright	2015	0	1,210	0	0	0	0	1,210
Chief Operating
Officer

(1)	Terminated as Officer on May 10, 2015

On April 15, 2014 the Company entered into an Employment Agreement with its Chief Executive Officer Harvey Katz.  The Agreement calls for issuance of 100,000 common shares per quarter to compensate for his services.  During the year ended March 31, 2015, the Company issued 400,000 shares of common stock to its CEO for services at fair value of $477,000 under the said employment agreement.

In February 2015, the Company entered into an Employment Agreement with its Chief Financial Officer Matthew J. Cohen.  The Agreement calls for an annual salary of $120,000 for the first and only year of the contract. Mr. Cohen was promoted to CEO and Director concurrent with the termination of Harvey Katz.

In May, 2015 the Company entered into an Employment Agreement with its Chief Operating Officer and Director Thomas Wright.  The Agreement calls for no annual salary with the issuance of 2,500 common shares of stock per quarter

There are no other employment agreements between the Company and its executive officers or directors. Our executive officers and directors has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

None.

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

None.

CONSULTING AGREEMENTS WITH OFFICERS AND DIRECTORS

None.

DIRECTOR COMPENSATION

All of the Company’s officers and/or directors will continue to be active in other companies. All officers and directors have retained the right to conduct their own independent business interests.

The Company does not pay any Directors fees for meeting attendance.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

The Company’s officers and directors are indemnified as provided by the Nevada Revised Statutes and the bylaws.

Under the Nevada Revised Statutes, director immunity from liability to a company or its shareholders for monetary liabilities applies automatically unless it is specifically limited by a company’s Articles of Incorporation. The Company’s Articles of Incorporation do not specifically limit the directors’ immunity. Excepted from that immunity are: (a) The director’s or officer’s act or failure to act constituted a breach of his or her fiduciary duties as a director or officer; and (b) The breach of those duties involved intentional misconduct, fraud or a knowing violation of law.

The Company’s bylaws provide that it will advance to any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director or officer of the Company, or is or was serving at the request of Earth Science Tech as a director or executive officer of another company, partnership, joint venture, trust or other enterprise, prior to the final disposition of the proceeding, promptly following request therefore, all expenses incurred by any director or officer in connection with such proceeding upon receipt of an undertaking by or on behalf of such person to repay said amounts if it should be determined ultimately that such person is not entitled to be indemnified under the bylaws or otherwise.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common shares as it relates to our named directors and executive officers, and each person known to the Company to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock and options, warrants and convertible securities that are currently exercisable or convertible within 60 days of the date of this document into shares of the Company’s common stock are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information below is based on the number of shares of the Company’s common stock that we believe was beneficially owned by each person or entity as of March 31, 2015.

Name, Position and Address*	Shares	Percent (1)	Security
Dr. Harvey Katz, CEO, President, and Director	400,000	0.8%	Common

Matthew J. Cohen, CEO, CFO and Director	-	0%

Majorca Group Ltd.	5,200,000	100%	Preferred A

Majorca Group Ltd.	25,000,000	66.38%	Common

Thomas Wright	2,000	0%	Common

Officers and Directors as a Group	400,000.8%		Common

*	The Address for the above individuals is c/o C1702 Costa Del Sol, Boca Raton, Florida 33432.
(1)	Based on 38,543,204 common shares outstanding as of July 10, 2015.

Rule 13d-3 under the Securities Exchange Act of 1934 governs the determination of beneficial ownership of securities. That rule provides that a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security. Rule 13d-3 also provides that a beneficial owner of a security includes any person who has the right to acquire beneficial ownership of such security within sixty days, including through the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

There were no grants of stock options since inception to March 31, 2015. We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

The Board of Directors of the Company has not adopted a stock option plan. The company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. The Company may develop an incentive based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than the stock transactions discussed below, the Company has not entered into any transaction nor is there any proposed transactions in which any of the founders, directors, executive officers, shareholders or any members of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

CONSULTING AGREEMENTS WITH OFFICERS AND DIRECTORS

On April 15, 2014 the Company entered into an Employment Agreement with its Chief Executive Officer Harvey Katz.  The Agreement calls for issuance of 100,000 common shares per quarter to compensate for his services.  During the year ended March 31, 2015, the Company issued 400,000 shares of common stock to its CEO for services at fair value of $477,000 under the said employment agreement. Dr. Katz also received a $57,000 salary for FYE2015.

EQUITY ISSUANCES TO OFFICERS AND DIRECTORS

The former CEO of Earth Science Tech, Inc., Dr. Harvey Katz, received 400,000 shares of the Company’s common stock during the year ended March 31, 2015.

During the year ended March 31, 2014 the Company issued 25,000,000 shares of common stock with a fair value of $12,500,000 to the majority shareholder for services.

During the year ended March 31, 2015 the company issued 5,200,000 preferred A shares with a fair value of $7,072,000 to a majority stockholder for services.

During the year ended March 31, 2014 the Company issued 700,000 shares of common stock with a fair value of $350,000 for services.

In December 2014, the Company issued 50,000 shares of common stock with a fair value of $87,500 for services.

LOANS AND ADVANCES - RELATED PARTY

During the years ended March 31, 2015 and 2014, a former stockholder provided $20,953 and $11,524 in notes to the Company. The notes are payable on September 30, 2014, unsecured and bear interest at 8%.  As of March 31, 2015 and March 31, 2014, the Company had $59,558 and $38,605 of notes payable outstanding from related party. As of March 31, 2015, the notes are in default.  The Company is in current negotiations with the lender to extend the notes for an additional year.

During the year ended March 31, 2014 a related party advanced $150,311 and forgave $75,484.

During the year ended March 31, 2015 the Company paid $166,511 to a related party for prior year advances.

Item 14. Principal Accounting Fees and Services.

During the fiscal year ended March 31, 2015 we incurred $20,587 in audit fees to our prior principal independent accountants De Joya Griffith, LLC for professional services rendered in connection with the audit of financial statements for the fiscal year ended March 31, 2015 and $32,000 to Ligget, Vogt & Webb P.A. During the fiscal year ended March 31, 2014 we incurred approximately $13,000 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended March 31, 2014.

During the fiscal year ended March 31, 2015, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services. During the fiscal year ended March 31, 2014, we incurred professional services fees of $500 rendered by our principal independent account for tax services.

Ligget Vogt & Webb P.A. is the Company’s principal auditing accountant firm. The Company’s Board of Directors has considered whether the provisions of audit services are compatible with maintaining Ligget Vogt Webb’s independence. The engagement of our independent registered public accounting firm was approved by our Board of Directors prior to the start of the audit of our consolidated financial statements for the year ended March 31, 2015.

The following table represents aggregate fees billed to the Company for the years ended March 31, 2015 and 2014.

	Year Ended March 31,
	2015	2014
	Ligget Vogt Webb	Dejoya Griffith
Audit Fees	$32,000	$20,587
Tax Fees	0	$500
All Other Fees	0	$0
Total Fees	$32,000	$21,087

All audit work was performed by the auditors’ full time employees.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description
3.1	Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 1, 2012.
3.2	Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 1, 2012.
3.3	Certification of Designations of Preferences, Rights and Limitations of Preferred Stock
4.2	Subscription Agreement. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 1, 2012.
10.1	Promissory Note, President. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on May 24, 2012.
10.2	Consulting Agreement, C.E.O. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on May 24, 2012.
10.3	Consulting Agreement, C.F.O. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on May 24, 2012.
10.4	Founders Agreement with Majorca Group, Ltd. Incorporated by reference to the Company’s 8-K filed with the SEC on January 9, 2015.
10.5	Lease Agreement for retail store. Incorporated by reference to the Company’s 8-K filed with the SEC on August 20, 2014.
10.6	Assignment of Patent Application. Incorporated by reference to the Company’s 8-K filed with the SEC on November 3, 2014.
10.7	Addendum to Founders Agreement with Majorca Group, Ltd. Incorporated by reference to the Company’s 8-K filed on March 31, 2015.
10.8	License and Distribution Agreement with I Vape Vapor, Inc. Incorporated by reference to the Company’s 8-K filed on March 31, 2015.
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Included in Exhibit 31.1

**	Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Earth Science Tech, Inc.

Dated: August 4, 2015	By:	/s/ Matthew J. Cohen
Matthew J. Cohen
CEO and Director
Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Dated: August 4, 2015

DIRECTORS

Mathew J. Cohen
CEO and Director

Thomas Wright
COO