Form 10-Q
period 2015-06-30
Earth Science Tech, Inc.
filed 2015-08-19
CIK 1538495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 1 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 333-179280

Earth Science Tech, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	45-4267181
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

C1702 Costa Del Sol Boca Raton, Fl.	33432
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (561) 757-5591

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes x  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.  Yes [   ]  No    x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   No x

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 19, 2015
Common Stock, $0.001 par value	38,554,829

EARTH SCIENCE TECH, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EARTH SCIENCE TECH, INC.

Index to
Condensed Financial Statements

EARTH SCIENCE TECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	March 31,
	2015	2015
Current Assets:	(Unaudited)

Cash	$181,361	$324,378
Accounts Receivable	1,899
Prepaid expenses	45,577	125,379
Inventory	307,785	235,588
Total current assets	536,622	685,345

Fixed Assets	70,917	65,854

Other Assets:
Patent, net	28,571	29,078
Deposits	32,309	17,211
Total other assets	60,880	46,289
Total Assets	$668,419	$797,488

LIABILITIES AND STOCKHOLDERS'S EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$72,027	$88,655
Notes payable - related parties	59,558	59,558
Total current liabilities	131,585	148,213
Total liabilities	131,585	148,213

Stockholders' Equity:
Preferred shares, par value $0.001 per share,
10,000,000 shares authorized; 5,200,000 and 5,200,000 shares issued and outstanding as of June 30, 2015 and March 31, 2015
respectively	5,200	5,200
Common stock, par value $0.001 per share, 75,000,000
shares authorized; 38,544,829 and 38,229,829 shares
issued and outstanding as of June 30, 2015 and March 31, 2015
respectively	38,545	38,230
Additional paid-in capital	22,059,798	21,766,964
Accumulated deficit	(21,566,709)	(21,161,119)
Total stockholders' equity	536,834	649,275
Total Liabilities and Stockholder's Equity	$668,419	$797,488

See accompanying notes to unaudited condensed consolidated financial statements.

EARTH SCIENCE TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,
	2015	2014
Revenue	$81,608	$-
Cost of Revenues	50,663	-
Gross Profit	30,945	-

Operating Expenses:

Marketing Expense	285,056	87,500
Compensation - officers	30,000	50,000
General and administrative	112,445	52,438
Professional fees	7,867	31,839
Total operating expenses	435,368	221,777
Loss from Operations	(404,423)	(221,777)

Other Income (Expenses)
Interest expense	(1,191)	-
Interest income	24	26
Total other income (expenses)	(1,167)	26

Net loss before provision for income taxes	(405,590)	(221,751)

Provision for income taxes	-	-

Net loss	$(405,590)	$(221,751)

Loss per common share:
Loss per common share - Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding:
Basic and Diluted	38,274,986	35,586,003

See accompanying notes to unaudited condensed consolidated financial statements.

EARTH SCIENCE TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended June 30,
	2015	2014
Cash Flow From Operating Activities:
Net loss	$(405,590)	$(221,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	291,583	102,750
Depreciation and amortization	2,456	-
Changes in operating assets and liabilities:
Increase in deposits	(15,098)	(23,046)
Decrease in prepaid expenses	58,495	87,500
Increase in inventory	(72,197)	-
Increase in accounts payable	(16,632)	4,162
Increase in accounts receivable	(1,899)	-
Net Cash Used in Operating Activities	(158,882)	(50,385)

Investing Activities:
Fixed asset purchases	(7,012)	(974)
Net Cash Used in Investing Activities	(7,012)	(974)

Financing Activities:
Proceeds from issuance of common stock	22,877	219,000
Proceeds from notes payable-related party	-	20,953
Repayments of advances from related party	-	(166,511)
Net Cash Provided by Financing Activities	22,877	73,442
Net Increase (Decrease) in Cash	(143,017)	22,083

Cash - Beginning of Period	324,378	376,704
Cash - End of Period	$181,361	$398,787

Supplemental disclosure of non cash investing & financing actvities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES
STATEMENT OF STOCKHOLDERS' EQUITY (CONSOLIDATED)
FOR THE THREE MONTHS ENDED  JUNE 30, 2015
(UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total
Description	Shares	Amount	Shares	Amount
Balance - March 31, 2015	38,229,829	$38,230	5,200,000	$5,200	$21,766,964	$(21,161,119)	$649,275
Common stock issued for cash	30,500	30		-	22,847	-	22,877
Shares for services	284,500	285			269,987		270,272
Net loss for the three months ended June 30, 2015						(405,590)	(405,590)
Balance - June 30, 2015	38,544,829	$38,545	5,200,000	$5,200	$22,059,798	$(21,566,709)	$536,834

See accompanying notes to unaudited condensed consolidated financial statements.

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015
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

Change in control

On March 24, 2014 the Company issued 25 million shares to Majorca Group, LTD. See Note 5 below for details. As a result of the foregoing, there was a change in control of the Company on March 24, 2014.

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements includes the accounts of the Company, Nutrition Empire Inc. and Earth Science Tech Vapor One, Inc. as of June 30, 2015.  As of June 30, 2014 the unaudited condensed consolidated financial statements include all of the accounts of the Company and its wholly owned subsidy Nutrition Empire.

The unaudited condensed consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2015 contained in the Company’s Annual Report on Form 10K filed with the SEC on  August 5, 2015.  The results of operations for the three months ended June 30, 2015, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2016.

We operate through two wholly owned subsidiaries which provide products, marketing and distribution. As of December 2014, Nutrition Empire was opened as a brick and mortar retail store that provides health, wellness, sports nutrition and dietary supplement products at competitive prices. In March 2015, the Company created Earth Science Tech Vapor One, Inc., a license and distribution company allowing us entry in the maturing marketplace of the vaping industry. Our licensing relationship gives us the market mobility, allowing us to capture the emerging market offering our CBD oil to our retail partners as demand emerges

All intercompany balances and transactions have been eliminated on consolidation.

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

Net loss per common share

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

As of June 30, 2015 and June 30, 2014, the Company has 333,332 and 0, respectively warrants that are anti-dilutive and not included in the calculation of diluted earnings per share.

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

Intangible Assets

In accordance with FASB ASC 350-25, “Intangibles - Goodwill and Other”, In October 2014, the Company acquired a patent that is being amortized over its useful life of fifteen years. The Company purchased the patent through a cash payment of $25,000. Additionally, the Company capitalized patent fees of $5,430. The Company's balance of intangible assets on the balance sheet net of accumulated amortization is $28,571 and $29,078 at June 30, 2015 and March 31, 2015, respectively.  Amortization expense related to the intangible assets was $507 and $0, respectively for the three months ended June 30, 2015 and June 30, 2014.

Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment in accordance with the guidance of the FASB ASC 360-10, “Property, Plant, and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Through June 30, 2015, the Company had not experienced impairment losses on its long-lived assets.

Note 3 – Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at June 30, 2015, a net loss and net cash used in operating activities for the fiscal period then ended.

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

Note 4 – Related Party Transactions

On April 15, 2014 the Company entered into an Employment Agreement with its Chief Executive Officer Harvey Katz.  The Agreement calls for issuance of 100,000 common shares per quarter to compensate for his services.  During the year ended March 31, 2015, the Company issued 400,000 shares of common stock to its CEO for services at fair value of $477,000 under the said employment agreement and paid cash of $57,000. As of May 10 2015, the Company has terminated the services of Harvey Katz’s.  Mr. Katz is no longer involved with the Company and does not receive any type of compensation.

During the year ended March 31, 2014, a former stockholder provided $20,953 and $11,524 in notes to the Company. The notes are payable on September 30, 2014, unsecured and bear interest at 8%.  As of June 30, 2015 and March 31, 2015, the Company had $59,558 of notes payable outstanding from related party. As of June 30, 2015, the notes are in default.  The Company is in current negotiations with the lender to extend the notes for an additional year.

Effective May 1, 2015, the Company entered into a Product Development and Marketing Agreement with Majorca Group, Inc., for cash compensation. Majorca Group, Inc. is the principal stockholder of the Company. Under the Agreement, Earth Science engaged Majorca to assist with the development and marketing of new product lines and to effect introductions of prospects to Earth Science for diverse transactional potentials.

In April 2015 the Company issued 275,000 common shares to Royal Palm Consulting Services, LLC at a fair value of $0.95 to provide services for a period of three months.

During the three months ended June 30, 2015, the Company issued 5,000 common shares with fair value of $4,750 to an officer for services rendered.

Note 5 – Stockholders’ Equity

Shares authorized

Upon formation the total number of shares for all classes of stock which the Company is authorized to issue preferred stock in the amount of  ten million (10,000,000), par value $.001 per share and issue common stock in the amount of seventy-five million (75,000,000), par value $.001 per share.

Common stock

In April 2015 the Company issued 275,000 common shares to Royal Palm Consulting Services, LLC at a fair value of $0.95 to for consulting services for a period of three months. (see note 4)

During the quarter ended June 30, 2015, the Company issued 5,000 common shares with a fair value of $4,750 to an officer for services rendered. (see note 4)

During the quarter ended June 30, 2015, the Company issued 4,500 common shares with fair value of $4,275 for consulting services rendered.

During the quarter ended June 30, 2015, the Company issued 30,500 common shares for cash of $22,875.

Note 6 – Stock Purchase Warrants

During the year ended March 31, 2015, the Company issued 333,332 warrants (each warrant is exercisable into one share of Company restricted common stock at $0.75) in connection with the issuance of an equity investment.

A summary of the change in stock purchase warrants for the period ended June 30, 2015 are as follows:

	Warrants Outstanding	Exercise Price	Contractual Life (Years)
Warrants outstanding–March 31, 2015	333,332.75		.9
Warrants exercised – 2015	0	0	0
Balance, June 30, 2015	333,332	$.75	.67

The balance of outstanding and exercisable common stock warrants at June 30, 2015 is as follows:

Number of Warrants Outstanding	Exercise Price	Remaining Contractual Life (Years)
333,332	$0.75	.67

Note 7-Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Note 8 – Prepaid Expenses

Prepaid Expenses represents the unamortized costs for the use of certain consultants pursuant to agreements executed and retainer for professional services during the fiscal year ending March 2015.  In consideration for these services, under certain consulting agreements, the Company issued 0 and 50,000 shares of common stock to consultants with fair value of $0 and $87,500 during the three month period ended June 30, 2015 and the year ended March 31, 2015, respectively. The unamortized prepaid expense was $45,577 and $66,884  at June 30, 2015 and March 31, 2015, respectively.

Note 9 – Fixed Assets

At June 30, 2015 and March 31, 2015, fixed assets consisted of the following:

	June 30, 2015	March 31, 2015

Sign	$6,500	$6,500
Furniture and Equipment	8,521	1,509
Software	974	974
Leasehold improvements	51,300	51,300
Architectural and Design	8,700	8,700
	75,995	68,983
Less accumulated depreciation	(5,078)	(3,129)
	$70,917	$65,854

Depreciation expense for the three months ended June 30, 2015 and 2014 was $1,949 and $0, respectively.

Note 10-Commitments

Legal Proceedings

Earth Science Tech, Inc. (“the Company”) is presently engaged in a legal controversy with one of its suppliers, Cromogen, Cromogen’s principals and a related company. Cromogen did not perform in accordance with its contract for supplying hemp oil in terms of timing, quality and consistency in the opinion of the company as a result of which the company notified Cromogen. At the same time and because the commitment to arbitrate extends only to the companies involved, the company has filed a legal action in the courts of Florida in which the principals of Cromogen have been named as Defendants and wherein fraud is alleged in connection with Cromogen’s representations regarding the formulation and quality of the hemp oil it supplied and damages sought accordingly. (It is to be noted that, although the lack of performance by Cromogen has engendered litigation, the company has secured alternative sources for hemp oil and will mitigate its damages to the extent possible as a practical and legal matter). Cromogen, under the terms of the contract, demurred and filed for arbitration. That arbitration, in its very early stages, is now pending in New York (as the contract provided).  Cromogen is claiming alleged damages of a direct and consequential nature. The company will be counterclaiming for damages sustained as a proximate result of deficient and defective performance.  As of the date of this filing, management believes that the Company will not incur any damages therefore no expense accrual is necessary.

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

Consulting Agreements

During the year ended March 31, 2015, the Company issued 50,000 shares of common stock pursuant to Royal Palm’s consulting agreement. The shares were valued at fair value of $87,500. As of June 30, 2015 and March 31, 2015, the Company has amortized $41,923 and $20,616 as of June 30, 2015 and March 31, 2015, respectively.  The remaining balance as of June 30, 2015 and March 31, 2015 is $45,577 and $66,884, respectively and is recorded as a prepaid expense.

On March 6, 2015, Earth Science Tech, Inc. entered into a License and Distribution Agreement with I Vape Vapor, Inc. a Minnesota corporation.  The purpose of the License and Distribution Agreement is for Earth Science Tech, Inc. to license to I Vape Vapor, Inc. its use of Earth Science Tech’s “Ultra-High Grade CBD Rich Hemp Oil,” for use in I Vape Vapor, Inc.’s E-Cigarettes within the United States of America, its territories and possessions only.  I Vape Vapor shall pay for the bottling, formulating, flavoring, labels, and any other elements necessary to produce the finished e-liquid consumable with Earth Science Tech agreeing to reimburse I Vape Vapor for its costs off the top.  After deduction of the respective cost elements of the parties and reimbursement thereof, the parties shall divide the net proceeds 50% to Earth Science Tech and 50% to I Vape Vapor except where sales have been originated, produced or referred by Earth Science Tech, in which case the division shall be 65% to Earth Science Tech and 35% to I Vape Vapor.  For the three month period ended as of June 30, 2015 the Company recognized $10,850 in revenue. As of June 11, 2015, the licensee was in default and the Company terminated the agreement.

Lease Agreements

On July 18, 2014, the Company’s wholly owned subsidiary, Nutrition Empire entered into a five year retail store lease agreement in Coral Gables, Florida commencing December 1, 2014 through November 30, 2019 for aggregate rent of $223,725 The amount is to be paid monthly over the term of the lease term. A deposit of $17,211 was tendered to secure the lease.

In April, 2015, the Company entered into an office lease covering its new Boca Raton, Florida headquarters. The lease term is for three years commencing on July 1, 2015. The monthly rent including sales tax is $1,908 and fixed at this amount for the next three years. A deposit of $3,816 was tendered to secure the lease.

Intellectual Property Agreements

The Company has secured a new provisional patent with the United States Patent and Trademark Office (USPTO) for Hemp Oil Enriched with CBD (Cannabidiol) and Hemp Oil Enriched with Proprietary Additives Pursuant to an Intellectual Property Exploitation Agreement, consideration of $25,000 was agreed upon for the execution of the assignment. The patent was filed on October 8, 2014 by the inventors Dr. Harvey Katz the former CEO of Earth Science Tech and Dr. Wei R. Chen the assistant dean of the College of Mathematics and Science at the University of Central Oklahoma (UCO).

Note 11-Subsequent Events

On July 21, 2015 the Company filed a lawsuit in Palm Beach County, Florida,  case number 29929286 for a claim of $100,000 against its former CEO, Dr. Harvey Katz, asserting many counts such as Breach of Contract, Unjust Enrichment, Negligence, Conspiracy and Conversion.  At this juncture both parties are in settlement discussions.

On July 21, 2015, pursuant to a subscription agreement, the Company issued 9,500 common shares.

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

BUSINESS.

GENERAL

The following is a summary of some of the information contained in this Document. Unless the context requires otherwise, references in this document to "Earth Science Tech," “ETST,” or the "Company" are to Earth Science Tech, Inc.

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

Formerly known as Ultimate Novelty Sports, Inc., we were consultants to health club managers and were providers of services to the athletic facility industry.  We offered a full range of consulting services. In our dealings with these industry representatives we found that knowledgeable personnel and natural nutritional and dietary supplements were lacking in the industry. We therefore decided to enlarge our marketing to include nutritional and dietary supplements to these facilities as well as opening stand-alone retail stores offering nutritional products as well as personnel trained to answer any and all questions related to products promoting health and well-being. On March 06, 2014, the Board of Directors approved the name change from Ultimate Novelty Sports, Inc. to Earth Science Tech, Inc.  The change in the name of the Company was approved by a majority vote of the Shareholders of the Company.

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

Results of Operations

For the Three Months ended June 30, 2015 compared to the three Months ended June 30, 2014

All significant intercompany balances and transactions have been eliminated on consolidation.

Revenue

We generate revenue from consulting and marketing services.

Our gross revenue for the three months ended June 30, 2015, was $ 81,608, compared to $0, for the same period in our fiscal 2014.  Our cost of revenues for the same period ended June 30, 2015, was $50,663 (June 30, 2014: $0) resulting in a gross profit of $30,945 for June 30, 2015 (June 30, 2014: $0).

Operating Costs and Expenses

The major components of our expenses for the three months ended June 30, 2015 and 2014 are outlined in the table below:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014

Marketing	$285,056	$87,500 -
Professional fees	7,867	31,839
Officer compensation	30,000	50,000
General and administrative	112,735	52,438
	$435,368	$221,777

Total operating costs for the three months ended June 30, 2015 were at a higher level in comparison to the operating costs for the three months ended June 30, 2014. During the three months ended June 30, 2015 we experienced $30,000 in officer compensation, $285,056 in marketing, 7,867 in professional fees, and $112,735 in general and administrative cost compared to $31,839 in professional fees, $50,000 in officer compensation and $52,438 in general and administrative for the period ended June 30, 2014. During the quarter ended June 30, 2015 we worked on more projects compared to the same period in our fiscal 2014. As a result we have incurred an increase in operating costs.

Other expenses represent bank charges, office expenses, rent and filing fees.

Liquidity and Capital Resources

Working Capital	June 30, 2015	March 31, 2015
Current Assets	$536,622	$685,345
Current Liabilities	$(131,585)	$(148,213)
Working Capital	$405,037	$537,132

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Cash used in operating activities	$(158,882)	$(50,385)
Cash used in investing activities	$(7,012)	$(974)
Cash provided by financing activities	$22,877	$73,442
Net increase (decrease) in cash	$(143,017)	$22,083

Cash Flows from Operating Activities

Our cash used in operating activities of $158,882 for the three months ended June 30, 2015 was primarily the result of cash paid for operating expenses.

Cash Flows from Investing Activities

Our cash used in investing activities of $7,012 for the three months ended June 30, 2015 was primarily the result of purchase of office equipment.

Cash Flows from Financing Activities

Our cash provided by financing activities of $22,877 for the three months ended June 30, 2015 was primarily the result of common stock issued for cash.

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

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Off Balance Sheet Arrangements

As of June 30, 2015, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Earth Science Tech, Inc. (“the Company”) is presently engaged in a legal controversy with one of its suppliers, Cromogen, Cromogen’s principals and a related company. Cromogen did not perform in accordance with its contract for supplying hemp oil in terms of timing, quality and consistency in the opinion of the company as a result of which the company notified Cromogen. At the same time and because the commitment to arbitrate extends only to the companies involved, the company has filed a legal action in the courts of Florida in which the principals of Cromogen have been named as Defendants and wherein fraud is alleged in connection with Cromogen’s representations regarding the formulation and quality of the hemp oil it supplied and damages sought accordingly. (It is to be noted that, although the lack of performance by Cromogen has engendered litigation, the company has secured alternative sources for hemp oil and will mitigate its damages to the extent possible as a practical and legal matter). Cromogen, under the terms of the contract, demurred and filed for arbitration. That arbitration, in its very early stages, is now pending in New York (as the contract provided).  Cromogen is claiming alleged damages of a direct and consequential nature. The company will be counterclaiming for damages sustained as a proximate result of deficient and defective performance.  As of the date of this filing, management believes that the Company will not incur any damages therefore no expense accrual is necessary.

On July 21, 2015 the Company filed a lawsuit against former CEO, Dr. Harvey Katz, asserting many counts such as Breach of Contract, Unjust Enrichment, Negligence, Conspiracy and Conversion.  At this juncture both parties are in settlement discussions.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than disclosed below, there were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2015 that were not previously disclosed in a current report on Form 8-k.

In April 2015 the Company issued 275,000 common shares to Royal Palm Consulting Services, LLC at a fair value of $0.95 to for consulting services for a period of three months.

During the quarter ended June 30, 2015, the Company issued 5,000 common shares with a fair value of $4,750 to an officer for services rendered.

During the quarter ended June 30, 2015, the Company issued 4,500 common shares with fair value of $4,275 for consulting services rendered.

During the quarter ended June 30, 2015, the Company issued 30,500 common shares for cash of $22,875.

The securities issued pursuant to the Transaction Documents were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but qualified for exemption under Section 4(a)(2) of the Securities Act. The securities were exempt from registration under Section 4(a)(2) of the Securities Act because the issuance of such securities by the Company did not involve a “public offering,” as defined in Section 4(a)(2) of the Securities Act, due to the insubstantial number of persons involved in the transaction, size of the offering, and manner of the offering and number of securities offered. The Company did not undertake an offering in which it sold a high number of securities to a high number of investors. In addition, the Investor had the necessary investment intent as required by Section 4(a)(2) of the Securities Act since they agreed to, and received, the securities bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act.

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

Date: August 19, 2015	Earth Science Tech, Inc.

By:	/s/ Matthew J. Cohen
Matthew J. Cohen
Chief Executive Officer (Principal Executive Officer)and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Ultimate Novelty Sports Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Matthew J. Cohen	C.E.O. and C.F.O.	August 19, 2015
Matthew J. Cohen