Form 10-Q/A
period 2014-06-30
Earth Science Tech, Inc.
filed 2015-09-17
CIK 1538495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 1 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 333-179280

Earth Science Tech, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	45-4267181
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

C1702 Costa Del Sol Boca Raton, FL	33432
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (561) 757-5591

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.  Yes X  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No X

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 18, 2014
Common Stock, $0.001 par value	37,403,331

EARTH SCIENCE TECH, INC.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to Earth Science Tech, Inc. , (the “Company”) Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2014 amends and restates the Company’s Quarterly Report on Form 10-Q filed on August 19, 2014 (the “Initial 10-Q”).  As disclosed in the Company’s Current Report on Form 8-K filed on March 17, 2015. On February 25, 2015, the Company was advised by De Joya Griffith LLC ("De Joya"), its prior independent registered public accounting firm, that the Company's previously issued unaudited financial statements for the period ended June 30, 2014 and September 30, 2014 can not be relied upon due to an error discovered during the December 31, 2014 review. This amendment does not reflect events occurring after the original filing. Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the date of the original filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

We are amending and restating the Initial 10-Q in its entirety to address the foregoing.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EARTH SCIENCE TECH, INC.

Index to
Condensed Consolidated Financial Statements

EARTH SCIENCE TECH, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	March 31,
	2014	2014
	(Unaudited) (Restated)	(Restated)
Current Assets:
Cash	$398,787	$376,704
Prepaid Expense	262,500	350,000
Deposits	201,296	178,250
Total current assets	862,583	904,954

Fixed Assets	974	-
Total Assets	$863,557	$904,954
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$4,907	$745
Due to related parties	-	166,511
Notes payable - related parties	59,558	38,605
Total current liabilities	64,465	205,861
Total liabilities	64,465	205,861

Stockholders' Equity:
Preferred shares, par value $0.001 per share, 10,000,000 shares authorized;
No preferred shares issued and outstanding as of June 30, 2014 and March 31, 2014	-	-
Common stock, par value $0.001 per share, 75,000,000 authorized;
37,292,165 and 36,733,000 shares issued and outstanding as of June 30, 2014 and March 31, 2014 respectively	37,292	36,733
Additional paid-in capital	13,628,942	13,307,751
Accumulated deficit	(12,867,142)	(12,645,391)
Total stockholders' equity	799,092	699,093

Total Liabilities and Stockholders' Equity	$863,557	$904,954

See accompanying notes to unaudited condensed consolidated financial statements.

EARTH SCIENCE TECH, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,
	2014	2013
	(Restated)
Revenue	$-	$6,650
Cost of Revenues		900
Gross Profit	-	5,750
Operating Expenses:
Marketing Expense	87,500	-
Compensation - officers	50,000	900
General and administrative	52,438	3,016
Professional fees	31,839	6,990
Total operating expenses	221,777	10,906
Loss from Operations	(221,777)	(5,156)

Other Income (Expenses)
Interest Income	26	-
Foreign currency transaction loss	-	(108)
Total Other Income (Expenses)	26	(108)
Net loss before provision for income taxes	(221,751)	(5,264)

Provision for Income Taxes	-	-

Net Loss	$(221,751)	$(5,264)

Loss Per Common Share:
Loss per common share - Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding:
Basic and Diluted	37,292,165	10,280,000

See accompanying notes to unaudited condensed consolidated financial statements.

EARTH SCIENCE TECH, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended June 30,
	2014	2013
	(Restated)
Cash flow from Operating Activities:
Net loss	$(221,751)	$(5,264)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation	190,250	-
Changes in operating assets and liabilities:
Increase in deposits	(23,046)	-
Increase in accounts payable and accrued liabilities	4,162	(1,348)
Net Cash Used in Operating Activities	(50,385)	(6,612)

Cash Flow from Investing Activities:
Fixed asset purchases	(974)	-
Net Cash Used in Investing Activities	(974)	0

Cash Flow from Financing Activities:
Proceeds from issuance of common stock	219,000	-
Proceeds from related parties	-	1,800
Proceeds from notes payable-related parties	20,953	280
Repayment of advances from related parties	(166,511)	-
Net Cash Provided by Financing Activities	73,442	2,080

Net Increase (Decrease) in Cash	22,083	(4,532)

Cash - Beginning of Period	376,704	4,756
Cash - End of Period	$398,787	$224

Supplemental Disclosure of Non Cash Investing & Financing Activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

EARTH SCIENCE TECH, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(Unaudited)

Note 1 – Organization and Operations

Earth Science Tech, Inc.

Earth Science Tech, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on April 23, 2010.  EST is a unique biotechnology company focused on cutting edge nutraceuticals and bioceuticals designed to excel in industries such as health, wellness, nutrition, supplements, cosmetic and alternative medicine to improve the quality of life for consumers worldwide. EST is dedicated in providing natural alternatives to prescription medications that help improve common disorders and illnesses. EST is focused on delivering nutritional and dietary supplements that help with treating symptoms such as: chronic pain, joint pain, inflammation, seizures, high blood pressure, memory loss, depression, weight management, nausea, aging and overall wellness. This may include products such as vitamins, minerals, herbs, botanicals, personal care products, homeopathics, functional foods, and other products. These products will be in various formulations and delivery forms including capsules, tablets, soft gels, chewables, liquids, creams, sprays, powders, and whole herbs.

On March 6, 2014, the Board of Directors of Ultimate Novelty Sports, Inc. (the “Company”) approved the name change from Ultimate Novelty Sports, Inc. to Earth Science Tech, Inc.  The change in the name of the Company was approved by a majority vote of the Shareholders of the Company.  Subsequently, on May 28, 2014 the Financial Industry Regulatory Authority (“FINRA”) approved the name change of the Company to Earth Science Tech, Inc. as well as the new symbol change from UNOV to ETST.

On June 16, 2014, the Company formed a wholly-owned subsidiary, Ultimate Nutrition Technologies, Inc. Ultimate Nutrition Technologies, Inc. was incorporated under the laws of the State of Florida. The name was changed to Nutrition Empire, Inc. on June 23, 2014.

Change in control

On March 24, 2014, the Company issued 25 million shares to Majorca Group, LTD. See Note 5 below for details. As a result of the foregoing, there was a change in control of the Company on March 24, 2014.

Effective April 15, 2014, Dr. Issa El-Cheikh resigned as CEO, CFO, President, Secretary, Treasurer and Director of the Company. Harvey Katz was appointed as CEO, CFO, President, Secretary, Treasurer and Director of the Company.

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company, and its wholly owned subsidiary Nutrition Empire, Inc. (from June 16, 2014, inception) as of June 30, 2014.

The unaudited condensed consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 2014 contained in the Company's Annual Report on Form 10K/A filed with the SEC on July 16, 2014.

All intercompany balances and transactions have been eliminated in consolidation.

Use of estimates and assumptions

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification ("Paragraph 820-10-35-37") to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U. S. GAAP), and expands disclosures about fair value measurements. To increase consistency ' to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The carrying amount of the Company's financial assets and liabilities, such as cash, prepaid expenses, deposits, accounts payable and accrued expenses approximate their fair value because of the short maturity of those instruments.

Transactions involving related parties cannot be presumed to be carried out on an arms-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

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

Related parties

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur, The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of Judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company's business, financial position, and results of operations or cash flows.

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

There were no warrants issued and outstanding as of June 30, 2014 and 2013 respectively.

Recently issued accounting pronouncements

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations, or cash flows of the Company.

In May 2014, the FASB issued new accounting guidance regarding revenue recognition under GAAP. This new guidance will supersede nearly all existing revenue recognition guidance, and is effective for public entities for annual and interim periods beginning after December 31, 2016. Early adoption is not permitted. We are currently evaluating the impact of this new guidance on the Company's consolidated financial statements.

In June 2014, FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers". The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition — Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

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

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern", which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter, Early application is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on the consolidated financial statements, We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

Fixed Assets

Fixed assets are recorded at cost less accumulated depreciation. Depreciation is provided for on the straight line method over the estimated useful lives of the related assets as follows:

Furniture and. Equipment	5 years
Computer equipment	5 years
Signage	5 years
Leaseholds and Design	10 years

The cost of maintenance and repairs is charged to expense in the period incurred. Expenditures that increase the useful lives of assets are capitalized and depreciated over the remaining useful lives of the assets. When items are retired or disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Note 3 – Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, the Company had an accumulated deficit at June 30, 2014, a net loss and net cash used in operating activities for the period then ended.

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

The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Related Party Transactions

On April 15, 2014 the Company entered into an Employment Agreement with its Chief Executive Officer Harvey Katz.  The Agreement calls for issuance of 100,000 common shares per quarter to compensate his services.  During the three months ended June 30, 2014, the Company issued 100,000 common shares at fair value of $50,000 under the said employment agreement (See Note 5).

During the three months ended June 30, 2014, a former stockholder provided $15,686 and $5,267 of notes payable to the Company. The notes are due and payable on September 30, 2014, unsecured and bear interest at 8%. As of June 30, 2014 and March 31, 2014 the Company had $59,558 and $38,605 of notes payable outstanding from a related party.

During the three months ended June 30, 2014, the Company paid $166,511 to a related party for prior year advances.

Note 5 – Stockholders’ Equity

Shares authorized

Upon formation the total number of shares for all classes of stock which the Company is authorized to issue preferred stock in the amount of ten million (10,000,000), par value $.001 per share and issue common stock in the amount of seventy-five million (75,000,000), par value $.001 per share.

Common Stock

Effective March 17, 2014, Company issued 700,000 shares to Royal Palm Consulting Service, LLC for services to be rendered  as described in a Consulting Agreement between the Company and  Royal Palm Consulting Service, LLC. These shares were valued at fair market value  of $350,000. The term of agreement is for one year and shall terminate on March 17, 2015.  The Consultant agrees to serve as a consultant to assist the Company with bona fide consulting services in general corporate activities including, but not limited to the following areas. Business Development, Strategies and Planning as well as Research venues for product advertisement, Identify strategic partners and retail client development. All these shares were valued at $0.50 per share, being the cash price of immediately preceding share issuance to unrelated parties. As of June 30, 2014, the Company has amortized $87,500 and the remaining balance of $262,500 is recorded as a prepaid expense.

During the three months ended June 30, 2014, the Company had sold 354,665 common shares for cash ranging from $0.50 to $0.75 per share for total proceeds of $219,000.

During the three months ended June 30, 2014, the Company issued 104,500 common shares with a fair value of $52,750 to non-related party for services.

During the three months ended June 30, 2014, the Company issued 100,000 common shares with a fair value of $50,000 to an officer for services rendered (See Note 4).

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

Note 6 – Subsequent Events

Subsequent to June 30, 2014 the Company issued 4,500 common shares for services for a fair value of $3,375.

Subsequent to June 30, 2014 the Company has sold 106,666 common shares for cash ranging from $0.50 to $0.75 per share for total proceeds of $80,000.

Note 7-Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Note 8-Restatement

The Company had restated the March 31, 2014 consolidated balance sheet, income statement and cash flow statement as originally presented in its financial statement filed with its 2014 10-K filed on July 16, 2014 to correct the common shares issued pursuant to the agreements with Officer and consultants and to properly record the value of common shares issued at fair value.

Changes to Consolidated Balance Sheet
	March 31, 2014
	As Previously		As
	Reported	Adjustment	Restated

Prepaid Expense	$-	$350,000	$350,000
Services Receivable	$(12,850,000)	$12,850,000	$-
Accumulated Deficit	$(145,391)	$(12,500,000)	$(12,645,391)

Changes to Consolidated Statement of Operations
	For the Year Ended
	March 31, 2014
	As Previously		As
	Reported	Adjustment	Restated

Professional Fees	$36,711	$12,500,000	$12,536,711

Changes to Consolidated Statement of Cash Flow
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

The Company had restated the June 30, 2014 consolidated balance sheet, income statement and cash flow statement as originally presented in its Financial Statements file with its 2014 10-Q filed on August 18, 2014 to correct the common shares issued pursuant to the agreements with Officer and consultants and to properly record the value of common shares issued at fair value.

Changes to Consolidated Balance Sheet
	June 30, 2014
	As Previously		As
	Reported	Adjustment	Restated

Common Stock	$37,179	$113	$37,292
Additional Paid in Capital	$13,604,555	$24,387	$13,628,942
Services Receivable	$(12,500,000)	$12,500,000	$-
Accumulated Deficit	$(12,842,642)	$(24,500)	$(12,867,142)

Changes to Consolidated Statement of Operations
	For the Three Months Ended
	June 30, 2014
	As Previously		As
	Reported	Adjustment	Restated

Compensation - officers	$-	$50,000	$50,000
Professional Fees	$12,694,839	$(12,663,000)	$31,839
Marketing	$-	$87,500	$87,500
General and administrative	$1,147	$51,291	$52,438
Travel	$1,291	$(1,291)	$-

Changes to Consolidated Statement of Cash Flow
	For the Three Months Ended
	June 30, 2014
	As Previously		As
	Reported	Adjustment	Restated

Net loss	$(12,697,251)	$12,475,500	$(221,751)
Stock-based compensation	$12,665,750	$(12,475,500)	$190,250
Decrease in advances from related parties	$(166,511)	$166,511	$-
Repayment of advances from related parties	$-	$(166,511)	$(166,511)
Net Cash Used in Operating Activities	$(216,896)	$166,511	$(50,385)
Net Cash Used in Financing Activities	$239,953	$(166,511)	$73,442

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

BUSINESS:

GENERAL

The following is a summary of some of the information contained in this Document. Unless the context requires otherwise, references in this document to "Earth Science Tech," "ETST," or the "Company" are to Earth Science Tech, Inc.

DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the State of Nevada on April 23, 2010. The Company is a biotechnology company focused on delivering unique nutraceuticals, bioceutieals and dietary supplements in the areas of health, wellness, sports and alternative medicine, Our products include cannabidiol ("CBD") hemp oil and other dietary supplements. ETST maintains a website at www.earthseiencetechcom.

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

COMPANY OVERVIEW

ETST is a biotechnology company centered on unique nutraceuticals and bioceutieals designed to excel in industries such as health, wellness, nutrition, supplements, cosmetics and alternative medicine to improve the quality of life for consumers worldwide. ETST seeks to deliver non-prescription nutritional and dietary supplements that help with treating symptoms such as: chronic pain, joint pain, inflammation, seizures, high blood pressure, memory loss, depression, weight management, nausea, aging and overall wellness. This may include products such as CBD as a natural constituent of hemp oil, vitamins, minerals, herbs, botanicals, personal care products, homeopathies, functional foods and other products. These products will be in various formulations and delivery forms including capsules, tablets, soft gels, chewables, liquids, creams, sprays, powders, and whole herbs. Although, the Company has generated revenues it has incurred operating expenses and expenses associated with implementation of its business plan resulting in net operating losses for previously reported periods and accumulated deficit since inception. The Company is devoting substantially all of its efforts on generating revenues from consulting services and implementation of its business plan.

ETST is focused on researching and developing innovative hemp extracts and making them accessible worldwide. ETST plans to be a supplier of high quality hemp oil enriched with high-wade CBD. ETST's primary goal is to advance different high quality hemp extracts with a broad profile of cannabinoids and additional natural molecules found in industrial hemp and to identify their distinct properties.

We believe that the United States Food and Drug Administration (FDA) currently considers non-THC hemp based cannabinoids, including CBD, to be "food based" and therefore saleable in all 50 states and more than 40 countries. Cannabinoids are natural constituents of the hemp plant and CBD is derived from hemp stalk and seed. Hemp oil is a dietary supplement that presents evidence of health and wellness benefits. According to research and ongoing studies in collaboration with Dr. Wei R. Chen, Assistant Dean of the College of Mathematics and Science at the University of Central Oklahoma, CBD has the potential to help a range of conditions and disorders.

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

Operating Costs and Expenses

The major components of our expenses for the three months ended June 30, 2014 and 2013 are outlined in the table below:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013

Marketing	$87,500	$-
Professional fees	31,839	6,990
Officer compensation	50,000	900
General and administrative	52,438	3,016
	$221,777	$10,906

Total operating costs for the three months ended June 30, 2014 were at a higher level in comparison to the total operating costs for the three months ended June 30, 2013. During the three months ended June 30, 2014 we incurred $50,000 in officer compensation, $87,500 in marketing, $31,839 in professional fees and $52,438 in general and administrative cost compared to $6,990 in professional fees, $900 in officer compensation and $3,016 in general and administrative for the period ended June 30, 2013. During the quarter ended June 30, 2014 we worked on more projects compared to the same period in our fiscal 2013. As a result we have incurred an increase in operating costs.

Liquidity and Capital Resources

Working Capital	June 30, 2014	March 31, 2014
Current Assets	$862,583	$904,954
Current Liabilities	$(64,465)	$(205,861)
Working Capital	$798,118	$699,093

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Cash used in operating activities	$(50,385)	$(6,612)
Cash used in investing activities	$(974)	$-
Cash provided by financing activities	$73,442	$2,080
Net increase (decrease) in cash	$22,083	$(4,532)

Cash Flows from Operating Activities

Our cash used in operating activities of $50,385 for the three months ended June 30, 2014 was primarily the result of  cash paid for operating expenses.

Cash Flows from Investing Activities

Our cash used in investing activities of $974 for the three months ended June 30, 2014 was the result of purchase of accounting software.

Cash Flows from Financing Activities

Our cash provided by financing activities of $73,442 for the three months ended June 30, 2014 was primarily the result of common stock issued for cash of $219,000, proceeds from notes payable - related parties of $20,953 and repayment of advances from related parties of $166,511.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than disclosed below, there were no unregistered sales of the Company's equity securities during the quarter ended June 30, 2014 that were not previously disclosed in a current report on Form 8-k.

During the quarter ended June 30, 2014, the Company issued 354,665 common shares for cash ranging from $0.50 to $0.75 per share for total proceeds of $219,000.

During the quarter ended June 30, 2014, the Company issued 104,500 common shares with a fair value of $52,750 to non-related party for services rendered.

During the quarter ended June 30, 2014, the Company issued 100,000 common shares with a fair value of $50,000 to an officer for services rendered.

The securities issued pursuant to the Transaction Documents were not registered under the Securities Act of 1933, as amended (the "Securities Act"), but qualified for exemption under Section 4(a)(2) of the Securities Act. The securities were exempt from registration under Section 4(a)(2) of the Securities Act because the issuance of such securities by the Company did not involve a "public offering," as defined in Section 4(a)(2) of the Securities Act, due to the insubstantial number of persons involved in the transaction, size of the offering, and manner of the offering and number of securities offered. The Company did not undertake an offering in which it sold a high number of securities to a high number of investors. In addition, the Investor had the necessary investment intent as required by Section 4(a)(2) of the Securities Act since they agreed to, and received, the securities bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act.

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

Date: September 17, 2015	EARTH SCIENCE TECH, INC.

By:	/s/ Matthew J. Cohen
Matthew J. Cohen
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Earth Science Tech, Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Matthew J. Cohen	C.E.O. and C.F.O.	September 17, 2015
Matthew J. Cohen