Form 10-Q/A
period 2014-09-30
Earth Science Tech, Inc.
filed 2015-09-23
CIK 1538495

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No X

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class	Outstanding as of November 1, 2014
Common Stock, $0.001 par value	37,651,331

EARTH SCIENCE TECH, INC.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to Earth Science Tech, Inc. , (the “Company”) Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2014 amends and restates the Company’s Quarterly Report on Form 10-Q filed on November 19, 2014 (the “Initial 10-Q”). As disclosed in the Company’s Current Report on Form 8-K filed on March 17, 2015. On February 25, 2015, the Company was advised by De Joya Griffith LLC ("De Joya"), its prior independent registered public accounting firm, that the Company's previously issued unaudited financial statements for the period ended June 30, 2014 and September 30, 2014 can not be relied upon due to an error discovered during the December 31, 2014 review. This amendment does not reflect events occurring after the original filing. Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the date of the original filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

We are amending and restating the Initial 10-Q in its entirety to address the forgoing.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 EARTH SCIENCE TECH, INC.

Index to
Condensed Consolidated Financial Statements

EARTH SCIENCE TECH, INC. AND SUBDIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	March 31,
	2014	2014
	(Unaudited) (Restated)	(Restated)

Current Assets:
Cash	$387,611	$376,704
Prepaid expenses	179,816	350,000
Inventory	187,960	-
Deposits	35,341	178,250
Total current assets	790,728	904,954

Fixed Assets	1,738	-

Total Assets	$792,466	$904,954

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$12,012	$745
Due to related parties	-	166,511
Notes payable - related parties	59,558	38,605
Total current liabilities	71,570	205,861
Total liabilities	71,570	205,861

Commitments and Contingencies	-	-

Stockholders' Equity:
Preferred shares, par value $0.001 per share,
10,000,000 shares authorized; No preferred shares issued and outstanding as of September 30, 2014 and March 31, 2014	-	-
Common stock, par value $0.001 per share, 75,000,000
authorized; 37,505,331 and 36,733,000 shares
issued and outstanding as of September 30, 2014 and March 31,2014 respectively	37,505	36,733
Additional paid-in capital	13,788,604	13,307,751
Accumulated deficit	(13,105,213)	(12,645,391)
Total stockholders' equity	720,896	699,093
Total Liabilities and Stockholder's Equity	$792,466	$904,954

See accompanying notes to unaudited condensed consolidated financial statements.

EARTH SCIENCE TECH, INC. AND SUBDIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2014	2013	2014	2013
	(Restated)		(Restated)

Revenue	$6,600	$-	$6,600	$6,650
Cost of Revenues	4,582	-	4,582	900
Gross Profit	2,018	-	2,018	5,750

Operating Expenses:
Compensation - officers	75,000	1,800	125,000	2,700
Marketing Expense	90,255	-	177,755	-
General and administrative	52,183	2,379	104,621	5,395
Research and development	12,152	-	12,152	-
Professional fees	10,538	3,600	42,377	10,590
Total operating expenses	240,128	7,779	461,905	18,685
Loss from Operations	(238,110)	(7,779)	(459,887)	(12,935)
Other Income (Expenses)
Interest Income	39	-	65	-
Foreign currency transaction gain (loss)	-	2	-	(106)
Total Other Income (Expenses)	39	2	65	(106)
Net loss before provision for income tax	(238,071)	(7,777)	(459,822)	(13,041)
Provision for Income tax	-	-	-	-

Net Loss	$(238,071)	$(7,777)	$(459,822)	$(13,041)

Loss Per Common Share:
Loss per common share - Basic and Diluted	$(0.01)	$-	$(0.01)	$-

Weighted average common shares outstanding:
Basic and Diluted	37,292,082	10,280,000	37,213,343	10,280,000

See accompanying notes to unaudited condensed consolidated financial statements.

EARTH SCIENCE TECH, INC. AND SUBDIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended September 30,
	2014	2013
	(Restated)
Cash Flow from Operating Activities:
Net loss	$(459,822)	$(13,041)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation	352,809	-
Changes in operating assets and liabilities:
Decrease in deposits	142,909	-
Increase in inventory	(187,960)
Increase (Decrease) in accounts payable and accrued liabilities	11,267	(23,798)
Net Cash Used in Operating Activities	(140,797)	(36,839)

Cash Flow from Investing Activities:
Fixed asset purchases	(1,738)	-
Net Cash Used in Investing Activities	(1,738)	-

Cash Flow from Financing Activities:
Proceeds from issuance of common stock	299,000	-
Repayment of advances from related parties	(166,511)	-
Proceeds from related parties	-	31,639
Proceeds from notes payable-related parties	20,953	564
Net Cash Provided by Financing Activities	153,442	32,203

Net Increase (Decrease) in Cash	10,907	(4,636)

Cash - Beginning of Period	376,704	4,756
Cash - End of Period	$387,611	$120
Supplemental Disclosure of Non Cash Investing and Financing Activities:

Forgiveness of debt from stockholders and officers - accrued compensation	$-	$19,800
Forgiveness of debt from stockholders and officers - advances and loan from stockholder	$-	$55,684

Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

EARTH SCIENCE TECH, INC. AND SUBDIDIARY
Notes to Condensed Consolidated Financial Statements
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

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company, and its wholly owned subsidiary Nutrition Empire, Inc. (from June 16, 2014, inception) as of September 30, 2014.

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

Use of estimates and assumptions

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification ("Paragraph 820-10-35-37") to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U. S. GAAP), and expands disclosures about fair value measurements. To increase consistency to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

There were no warrants issued and outstanding as of September 30, 2014 and 2013 respectively.

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

In June 2014, FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers". The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopie 605-35, Revenue Recognition — Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

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

Note 3 – Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, the Company had an accumulated deficit at September 30, 2014, a net loss and net cash used in operating activities for the period then ended.  There is substantial doubt about the ability of the Company to continue as a going concern.

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

Note 4 – Related Party Transactions

On April 15, 2014 the Company entered into an Employment Agreement with its Chief Executive Officer Harvey Katz. The Agreement calls for issuance of 100,000 common shares per quarter to compensate his services. During the six months ended September 30, 2014, the Company issued 200,000 common shares at fair value of $125,000 under said employment agreement (See Note 5).

During the six months ended September 30, 2014, a former stockholder provided $20,953 of notes payable to the Company. The notes are due and payable on September 30, 2014, unsecured and bear interest at 8%. As of September 30, 2014 and March 31, 2014, the Company had $59,558 and $38,605 of notes payable outstanding from a related party.

During the six months ended September 30, 2014, the Company repaid $166,511 to a related party for prior year advances.

Note 5 – Stockholders’ Equity

Shares authorized

Upon formation the total number of shares for all classes of stock which the Company is authorized to issue preferred stock in the amount of ten million (10,000,000), par value $.001 per share and issue common stock in the amount of seventy-five million (75,000,000), par value $.001 per share.

Common Stock

Effective March 17, 2014 Company issued 700,000 shares to Royal Palm Consulting Service, LLC for services to be rendered as described in a Consulting Agreement between the Company and Royal Palm Consulting Service, LLC. The shares were valued at fair value of $350,000. The term of the agreement is for one year and shall terminate on March 17, 2015. The Consultant agrees to serve as a consultant to assist the Company with bona fide consulting services in general corporate activities including, but not limited to the following areas. Business Development, Strategies and Planning as well as Research venues for product advertisement, Identify strategic partners and retail client development. All these shares were valued at $0.50 per share, being the cash price of immediately preceding share issuance to unrelated parties. As of September 30, 2014, the Company has amortized $175,000 and the remaining balance of $175,000 is recorded as a prepaid expense.

During the six months ended September 30, 2014, the Company had sold 461,331 common shares for cash at $0.50 to $.75 per share for total proceeds of $299,000.

During the six months ended September 30, 2014, the Company issued 111,000 common shares with fair value of $57,625 to non-related parties for services.

During the six months ended September 30, 2014, the Company issued 200,000 common shares with fair value of $125,000 to Officer (See note 4).

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

Note 6 – Subsequent Events

Subsequent to September 30, 2014 the Company issued 100,000 common shares with a fair value of $231,000 to an officer for services.

Subsequent to September 30, 2014 the Company issued 50,000 common shares with a fair value of $115,000 to an employee for services rendered. The Company accepted a return of 4,000 common shares that were originally issued for services with a fair value of $3,000.

On October 20, 2014, Earth Science Tech, Inc. entered into a Assignment of Patent Application with Wei R. Chen for assignment of a patent pending under Application number 62061577 entitled “Cannabidols Composition and Uses Thereof.” Earth Science Tech, Inc. intends to invest upwards of $600,000 in order to secure and develop multiple patents and conduct clinical trials of the Cannabidol Compounds. The company has not issued any additional common stock after September 30, 2014.

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

Changes to Consolidated Balance Sheet

	March 31, 2014
	As Previously		As
	Reported	Adjustment	Restated

Prepaid Expense	$-	$350,000	$350,000
Services Receivable	$(12,850,000)	$12,850,000	$-
Accumulated Deficit	$(145,391)	$(12,500,000)	$(12,645,391)

Changes to Consolidated Statement of Operations

	For the Year Ended
	March 31, 2014
	As Previously		As
	Reported	Adjustment	Restated

Professional Fees	$36,711	$12,500,000	$12,536,711

Changes to Consolidated Statement of Cash Flow

	For the Year Ended
	March 31, 2014
	As Previously		As
	Reported	Adjustment	Restated

Net loss	$(39,823)	$(12,500,000)	$(12,539,823)
Stock-based compensation	$-	$12,500,000	$12,500,000
Changes in advances from officers	$198,150	$(198,150)	$-
Proceeds from notes payable - related party	$39,169	$(27,645)	$11,524
Forgiveness of amounts due to related parties	$-	$75,484	$75,484
Advances from related parties	$-	$150,311	$150,311
Net Cash Used in Operating Activities	$(43,721)	$(198,150)	$(241,871)
Net Cash Used in Financing Activities	$415,669	$198,150	$613,819

The Company had restated the September 30, 2014 balance sheet, income statement and cash flow statement as originally presented in its financial statement filed with its 2014 10-Q filed on November 19, 2014 to correct the common shares issued pursuant to the agreements with Officer and consultants and to properly record the value of common shares issued at fair value.

Changes to Consolidated Balance Sheet

	September 30, 2014
	As Previously		As
	Reported	Adjustment	Restated

Common Stock	$37,405	$100	$37,505
Additional Paid in Capital	$13,766,129	$22,475	$13,788,604
Accumulated Deficit	$(13,082,638)	$(22,575)	$(13,105,213)

Changes to Consolidated Statement of Operations

	Six Months Ended
	September 30, 2014
	As Previously		As
	Reported	Adjustment	Restated

Compensation - Officers	$150,000	$(25,000)	$125,000
Professional Fees	$12,569,802	$(12,527,425)	$42,377
Marketing Expense	$176,105	$1,650	$177,755
General and administrative	$38,593	$66,028	$104,621
Travel Expense	$4,522	$(4,522)	$-
Automobile	$308	$(308)	$-
Research and development	$-	$12,152	$12,152

	Three Months Ended
	September 30, 2014
	As Previously		As
	Reported	Adjustment	Restated

Compensation - Officers	$100,000	$(25,000)	$75,000
Professional Fees	$12,463	$(1,925)	$10,538
Marketing Expense	$88,605	$1,650	$90,255
General and administrative	$37,504	$14,679	$52,183
Travel Expense	$3,231	$(3,231)	$-
Automobile	$250	$(250)	$-
Research and development	$-	$12,152	$12,152

Changes to Consolidated Statement of Cash Flow

	For the Six Months Ended
	September 30, 2014
	As Previously		As
	Reported	Adjustment	Restated

Net loss	$(12,937,247)	$12,477,425	$(459,822)
Stock-based compensation	$12,660,050	$(12,307,241)	$352,809
Decrease in deposits	$(48,591)	$191,500	$142,909
Decrease in prepaid expense	$170,184	$(170,184)	$-
Decrease in inventory	$3,540	$(191,500)	$(187,960)

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

Operating Costs and Expenses

Total operating costs of $240,128 for the three months ended September 30, 2014 were at a higher level in comparison to the total operating costs of $7,779 for the three months ended September 30, 2013. The higher operating costs were the result of an expansion in the Company’s activities associated with marketing activities and officer compensation. During the quarter ended September 30, 2014 we worked on more projects compared to the same period in our fiscal 2013. As a result we have incurred an increase in professional fees and other operating costs.

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

Operating Costs and Expenses

The major components of our expenses for the six months ended September 30, 2014 and 2013 are outlined in the table below:

	Six Months Ended September 30, 2014	Six Months Ended September 30, 2013

Professional fees	$42,377	$10,590
Marketing	177,755	-
Officer compensation	125,000	2,700
Research and development	12,152	-
General and administrative	104,621	5,395
	$461,905	$18,685

Total operating costs for the six months ended September 30, 2014 were at a higher level to the total operating costs for the six months ended September 30, 2013. During the six months ended September 30, 2014 we experienced $125,000 in officer compensation, $177,755 in advertising, $42,377 in professional fees and $104,621 in other general and administrative cost. During the quarter ended September 30, 2014 we worked on more projects compared to the same period in our fiscal 2013. As a result we have incurred an increase in professional fees and other operating costs.

General and administrative costs represent bank charges, office expenses, rent and filing fees.

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

Cash Flows from Operating Activities

Our cash used in operating activities of $140,797 for the six months ended September 30, 2014 was primarily the result of purchases of inventory.

Cash Flows from Investing Activities

Our cash used in investing activities of $1,738 for the six months ended September 30, 2014 was primarily the result of purchase of accounting software and furniture.

Cash Flows from Financing Activities

Our cash provided by financing activities of $153,442 for the six months ended September 30, 2014 was primarily the result of common stock issued for stock $299,000, proceeds from notes payable - related parties of $20,953 and repayment of advances from related parties of $166,511.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than disclosed below, there were no unregistered sales of the Company's equity securities during the quarter ended September 30, 2014 that were not previously disclosed in a current report on Form 8-k.

During the three months September 30, 2014 the Company issued 106,666 common shares for cash ranging from $0.50 to $0.75 per share for total proceeds of $80,000. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

During the three months ended September 30, 2014, the Company issued 6,500 comman shares with fair value of $4,875 to non-related parties for services.

During the three months ended September 30, 2014, the Company issued 100,000 common shares with fair value of $75,000 to an officer for services.

The securities issued pursuant to the Transaction Documents were not registered under the Securities Act of 1933, as amended (the "Securities Act"), but qualified for exemption under Section 4(a)(2) of the Securities Act. The securities were exempt from registration under Section 4(a)(2) of the Securities Act because the issuance of such securities by the Company did not involve a "public offering," as defined in Section 4(a)(2) of the Securities Act, due to the insubstantial number of persons involved in the transaction, size of the offering, and manner of theoffering and number of securities offered. The Company did not undertake an offering in which it sold a high number of securities to a high number of investors. In addition, the Investor had the necessary investment intent as required by Section 4(a)(2) of the Securities Act since they agreed to, and received, the securities bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act.

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

Date: September 23, 2015	EARTH SCIENCE TECH, INC.

	By:	/s/ Matthew J. Cohen
Matthew J. Cohen
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Earth Science Tech, Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Matthew J. Cohen	C.E.O. and C.F.O.	September 23, 2015
Matthew J. Cohen