Form 10-Q/A
period 2014-12-31
Earth Science Tech, Inc.
filed 2015-10-08
CIK 1538495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 19, 2015
Common Stock, $0.001 par value	37,719,831

EARTH SCIENCE TECH INC.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to Earth Science Tech, Inc. , (the “Company”) Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2014 amends and restates the Company’s Quarterly Report on Form 10-Q filed on February 23, 2015 (the “Initial 10-Q”).  As disclosed in the Company’s Current Report on Form 8-K filed on March 17, 2015.  On February 25, 2015, the Company was advised by De Joya Griffith LLC ("De Joya"), its prior independent registered public accounting firm, that the Company's previously issued unaudited financial statements for the period ended December 31, 2014 can not be relied upon due the firm not completing the review. This amendment does not reflect events occurring after the original filing. Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the date of the original filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

We are amending and restating the Initial 10-Q in its entirety to address the forgoing.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EARTH SCIENCE TECH INC.

Index to
 Condensed Consolidated Financial Statements

EARTH SCIENCE TECH, INC. AND SUSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2014	March 31, 2014
	(Unaudited)	(Restated)
	(Restated)
Current Assets:
Cash	$192,517	$376,704
Prepaid expenses	195,074	350,000
Inventory	197,828	—
Deposits	66,661	178,250
Total current assets	652,080	904,954

Fixed Asset	53,783	—

Other Assets:
Patent	25,000	—
Total other assets	25,000	—
Total Assets	$730,863	$904,954

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Accounts payable and accrued liabilities	$26,361	$745
Due to related parties	—	166,511
Notes payable - related parties	59,558	38,605
Total current liabilities	85,919	205,861
Total liabilities	85,919	205,861

Commitments and Contingencies

Stockholders' Equity:	—	—
Preferred shares, par value $0.001 per share, 10,000,000 shares authorized; 5,200,000 and 0 shares issued and outstanding as of December 31, 2014 and March 31, 2014 respectively	5,200	—

Common stock, par value $0.001 per share, 75,000,000 shares authorized; 37,711,331 and 36,733,000 shares issued and outstanding as of December 31, 2014 and March 31, 2014 respectively	37,711	36,733

Additional paid-in capital	21,305,698	13,307,751
Accumulated deficit	(20,703,665)	(12,645,391)
Total stockholders' equity	644,944	699,093
Total Liabilities and Stockholders' Equity	$730,863	$904,954

See accompanying notes to unaudited condensed consolidated financial statements.

EARTH SCIENCE TECH, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2014	2013	2014	2013
	(Restated)		(Restated)

Revenue	$14,251	$800	20,851		$7,450
Cost of revenues	15,416	-	19,998		900
Gross Profit (Loss)	(1,165)	800	853		6,550

Operating Expenses:
Compensation – officers	231,000	-	356,000		2,700
Marketing	115,402	-	293,157		-
General and administrative	(26,165)	120	78,456		5,515
Professional fees	7,270,971	13,111	7,313,348		23,701
Research and development	2,681	-	14,833		-
Total operating expenses	7,593,889	13,231	8,055,794		31,916
Loss from operations	(7,595,054)	(12,431)	(8,054,941)		(25,366)

Other Income (Expenses)
Interest expense	(3,443)	-	(3,443)		-
Interest income	45	-	110		-
Foreign currency transaction loss	-	-	-		(106)
Total other income (expenses), net	(3,398)	-	(3,333)		(106)

Net loss before provision for income taxes	(7,598,452)	(12,431)	(8,058,274)		(25,472)

Provision for income tax	-	-	-		-

Net loss	$(7,598,452)	$(12,431)	$(8,058,274)		$(25,472)

Loss per common share:
Loss per common share – Basic and Diluted	$(.20)	$-	$(.22)	$

Weighted Average Common Shares Outstanding:
Basic and Diluted	37,625,461	10,280,000	37,351,215		10,280,000

See accompanying notes to the condensed consolidated unaudited financial statements

EARTH SCIENCE TECH, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	2014	2013
	(Restated)

Cash Flow From Operating Activities:
Net loss	$(8,058,274)	$(25,472)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	7,860,051	3,600
Changes in operating assets and liabilities:
Increase in accounts receivable	-	(800)
Decrease in deposits	111,589	-
Increase in inventory	(197,828)	-
Decrease in accounts payable and credit card payable	25,616	4,241
Net Cash Used in Operating Activities	(258,846)	(18,431)

Cash Flow From Investing Activities:
Fixed asset purchases	(53,783)	-
Intangible asset purchases	(25,000)	-
Net Cash Used in Investing Activities	(78,783)	-

Cash Flow From Financing Activities:
Proceeds from cash issuances	299,000	-
Repayments on related party advances	(166,511)	-
Proceeds from related parties	-	13,111
Proceeds from loan payable-related parties	20,953	564
Net Cash Provided by Financing Activities	153,442	13,675

Net Decrease in Cash	(184,187)	(4,756)

Cash - Beginning of Period	376,704	4,756
Cash - End of Period	$192,517	$-
Supplemental Disclosure of Non Cash Investing and Financing Activities:

Forgiveness of debt from stockholders and officers - accrued compensation	$-	$19,800
Forgiveness of debt from stockholders and officers - advances and loan from stockholder	$-	$55,684

Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

See accompanying notes to the condensed consolidated unaudited financial statements

EARTH SCIENCE TECH, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
December 31, 2014
(Unaudited)

Note 1 – Organization and operations

Earth Science Tech, Inc.

Earth Science Tech, Inc. ("Earth Science Tech", "ETST", or the “Company”) was incorporated under the laws of the State of Nevada on April 23, 2010.  ETST is a unique biotechnology company focused on cutting edge nutraceuticals and bioceuticals designed to excel in industries such as health, wellness, nutrition, supplements, cosmetic and alternative medicine to improve the quality of life for consumers worldwide. ETST is dedicated in providing natural alternatives to prescription medications that help improve common disorders and illnesses. ETST is focused on delivering nutritional and dietary supplements that help with treating symptoms such as: chronic pain, joint pain, inflammation, seizures, high blood pressure, memory loss, depression, weight management, nausea, aging and overall wellness. This may include products such as vitamins, minerals, herbs, botanicals, personal care products, homeopathics, functional foods, and other products. These products will be in various formulations and delivery forms including capsules, tablets, soft gels, chewables, liquids, creams, sprays, powders, and whole herbs.

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

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company, and its wholly owned subsidiary Nutrition Empire, Inc. (from June 16, 2014, inception) as of December 31, 2014.

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

Use of estimates and assumptions

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Inventories

Inventories are stated at the lower of cost or market using the first in, first out (FIFO) method.  Provisions have been made to reduce excess or obsolete inventories to their net realizable value.  The Company's inventory represents finished goods that are sold at our retail location via our website as of December 31, 2014.

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

There were no warrants issued and outstanding as of December 31, 2014 and 2013 respectively.

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

Note 3 – Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, the Company had an accumulated deficit at December 31, 2014, a net loss and net cash used in operating activities for the period then ended.   There is substantial doubt about the ability of the Company to continue as a going concern.

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

Note 4 – Related Party Transactions

On April 15, 2014 the Company entered into an Employment Agreement with its Chief Executive Officer Harvey Katz.  The Agreement calls for issuance of 100,000 common shares per quarter to compensate his services.  During the nine months ended December 31, 2014, the Company issued 300,000 common shares at fair value of $356,000 under said employment agreement (See Note 5).

During the nine months ended December 31, 2014, a former stockholder provided $20,953 in notes payable to the Company. The notes are due and payable on September 30, 2014, unsecured and bear interest at 8%.  As of December 31, 2014 and March 31, 2014, the Company had $59,558 and $38,605 of notes payable outstanding from a related party. As of December 31, 2014, the notes are in default.  The Company is in current negotiations with the lender to extend the notes for an additional year.

During the nine months ended December 31, 2014, the Company repaid $166,511 to a related party for prior year advances.

During the nine months ended December 31, 2014 the Company issued 5,200,000 Preferred Class "A" stock with a fair value of $7,072,000 to our majority stockholder for services. The preferred stock is non-dilutive and shall rank senior to all classes of common stock of the Company. The preferred stock has ten votes to the common stock per one share of preferred stock. The preferred stock carries a one for one conversion right for holders of the preferred stock into common stock. Conversion right will apply after one year has passed from issuance of the preferred stock.

Note 5 – Stockholders’ Equity

Shares authorized

Upon formation the total number of shares for all classes of stock which the Company is authorized to issue preferred stock in the amount of ten million (10,000,000), par value $.001 per share and issue common stock in the amount of seventy-five million (75,000,000), par value $.001 per share.

Common stock

Effective March 17, 2014 Company issued 700,000 shares to Royal Palm Consulting Service, LLC for services to be rendered  as described in a Consulting Agreement between the Company and  Royal Palm Consulting Service, LLC. The shares were valued at fair value of $350,000. The term of the agreement is for one year and shall terminate on March 17, 2015.  The Consultant agrees to serve as a consultant to assist the Company with bona fide consulting services in general corporate activities including, but not limited to the following areas; Business Development, Strategies and Planning as well as Research venues for product advertisement, Identify strategic partners and retail client development. All these shares were valued at $0.50 per share, being the cash price of immediately preceding share issuance to unrelated parties. As of December 31, 2014, the Company has amortized $262,500 and the remaining balance of $87,500 is recorded as a prepaid expense.

During the nine months ended December 31, 2014, the Company had sold 461,331 common shares for cash at $0.50 to $.75 per share for total proceeds of $299,000.

During the nine months ended December 31, 2014, the Company issued 300,000 common shares with fair value of $356,000 to Chief Executive Officer (See Note 4).

During the nine months ended December 31, 2014, the Company issued 117,000 common shares with fair value of $74,625 to non-related parties for services.

During the nine months ended December 31, 2014, the Company issued 50,000 common shares with a fair value of $115,000 to an employee for services rendered.

During the nine months ended December 31, 2014, the Company issued 50,000 common shares with fair value of $87,500 to a related parties for services which is recorded as a prepaid expense for consulting services.  The amount will be amortized over three months per a Consulting Agreement.

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

During the nine months ended December 31, 2014 the Company issued 5,200,000 Preferred Class "A" stock with a fair value of $7,072,000 to our majority stockholder for services. The preferred stock is non-dilutive and shall rank senior to all classes of common stock of the Company. The preferred stock has ten votes to the common stock per one share of preferred stock. The preferred stock carries a one for one conversion right for holders of the preferred stock into common stock. Conversion right will apply after one year has passed from issuance of the preferred stock.

Note 6 – Subsequent Events

Subsequent to December 31, 2014, the Company issued 8,500 common shares with a fair value of $10,285 to non-related parties for services.

Earth Science Tech, Inc. ("the Company") is presently engaged in a legal controversy with one of its suppliers, Cromogen, Cromogen's principals and a related company. Cromogen did not perform in accordance with its contract for supplying hemp oil in terms of timing, quality and consistency in the opinion of the company as a result of which the company notified Cromogen. At the same time and because the commitment to arbitrate extends only to the companies involved, the company has filed a legal action in the courts of Florida in which the principals of Cromogen have been named as Defendants and wherein fraud is alleged in connection with Cromogen's representations regarding the formulation and quality of the hemp oil it supplied and damages sought accordingly. (It is to be noted that, although the lack of performance by Cromogen has engendered litigation, the company has secured alternative sources for hemp oil and will mitigate its damages to the extent possible as a practical and legal matter). Cromogen, under the terms of the contract, demurred and filed for arbitration. That arbitration, in its very early stages, is now pending in New York (as the contract provided). Cromogen is claiming alleged damages of a direct and consequential nature. The company has filed a counterclaim for damages sustained as a proximate result of deficient and defective performance.

Note 7 – Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Note 8 - Restatement

The Company had restated the March 31, 2014 balance sheet, income statement and cash flow statement as originally presented in its financial statement filed with its 2014 10-K filed on July 16, 2014 to correct the common shares issued pursuant to the agreements with Officer and consultants and to properly record the value of common shares issued at fair value.

Changes to Consolidated Balance Sheet

	March 31, 2014
	As Previously		As
	Reported	Adjustment	Restated

Prepaid Expense	$-	$350,000	$350,000
Services Receivable	$(12,850,000)	$12,850,000	$-
Accumulated Deficit	$(145,391)	$(12,500,000)	$(12,645,391)

Changes to Consolidated Statement of Operations

	For the Year Ended March 31, 2014
	As Previously Reported	Adjustment	As Restated

Professional Fees	$36,711	$12,500,000	$12,536,711

Changes to Consolidated Statement of Cash Flow

	For the Year Ended
	March 31, 2014
	As Previously		As
	Reported	Adjustment	Restated

Net loss	$(39,823)	$(12,500,000)	$(12,539,823)
Stock-based compensation	$-	$12,500,000	$12,500,000
Changes in advances from officers	$198,150	$(198,150)	$-
Proceeds from notes payable - related party	$39,169	$(27,645)	$11,524
Forgiveness of amounts due to related parties	$-	$75,484	$75,484
Advances from related parties	$-	$150,311	$150,311
Net Cash Used in Operating Activities	$(43,721)	$(198,150)	$(241,871)
Net Cash Used in Financing Activities	$415,669	$198,150	$613,819

The Company had restated the December 31, 2014 balance sheet, income statement and cash flow statement as originally presented in its financial statement filed with its 2014 10-Q filed on February 23, 2015 to correct the common shares issued pursuant to the agreements with Officer and consultants and to properly record the value of common shares issued at fair value.

Changes to Consolidated Balance Sheet

	December 31, 2014
	As Previously		As
	Reported	Adjustment	Restated

Cash	$194,613	$(2,096)	$192,517
Accounts Receivable, net	$5,031	$(5,031)	$-
Prepaid Expenses	$180,080	$14,994	$195,074
Inventory	$213,773	$(15,945)	$197,828
Deposits	$62,841	$3,820	$66,661
Fixed Assets	$62,135	$(8,352)	$53,783
Accounts Payable and
Accrued Liabilities	$17,293	$9,068	$26,361
Common Stock	$37,661	$50	$37,711
Additional Paid in Capital	$21,081,873	$223,825	$21,305,698
Accumulated Deficit	$(20,458,112)	$(245,553)	$(20,703,665)

Changes to Consolidated Statement of Operations

	For the Nine Months Ended
	December 31, 2014
	As Previously		As
	Reported	Adjustment	Restated

Revenue	$20,983	$(132)	$20,851
Cost of revenues	$11,032	$8,966	$19,998
Compensation - Officers	$300,000	$56,000	$356,000
Professional Fees	$19,663,563	$(12,350,215)	$7,313,348
Marketing	$292,343	$814	$293,157
General and administrative	$43,360	$35,096	$78,456
Travel expense	$5,227	$(5,227)	$-

	For the Three Months Ended
	December 31, 2014
	As Previously		As
	Reported	Adjustment	Restated

Revenue	$14,383	$(132)	$14,251
Cost of revenues	$6,450	$8,966	$15,416
Compensation - Officers	$150,000	$81,000	$231,000
Professional Fees	$7,093,761	$177,210	$7,270,971
Marketing	$116,238	$(836)	$115,402
General and administrative	$16,610	$(42,775)	$(26,165)
Travel expense	$705	$(705)	$-

Changes to Consolidated Statement of Cash Flow

	For the Nine Months Ended
	December 31, 2014
	As Previously		As
	Reported	Adjustment	Restated

Net loss	$(20,312,721)	$12,254,447	$(8,058,274)
Stock-based compensation	$19,981,251	$(12,121,200)	$7,860,051
Increase in accounts receivable	$(5,031)	$5,031	$-
Decrease in deposits	$(76,091)	$187,680	$111,589
Decrease in prepaid expenses	$169,920	$(169,920)	$-
Increase in inventory	$(22,273)	$(175,555)	$(197,828)
Decrease in accounts payable and credit card payable	$16,547	$9,069	$25,616
Fixed asset purchase	$(62,135)	$8,352	$(53,783)
Net Cash Used in Operating Activities	$(248,398)	$(10,448)	$(258,846)
Net Cash Used in Investing Activities	$(87,135)	$8,352	$(78,783)

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

On March 6, 2014, the Board of Directors of Ultimate Novelty Sports, Inc. approved the name change from Ultimate Novelty Sports, Inc. to Earth Science Tech, Inc (the ”Company”).  The change in the name of the Company was approved by a majority vote of the Shareholders of the Company.

On May 28, 2014 the Financial Industry Regulatory Authority (“FINRA”) approved the name change of the Company to Earth Science Tech, Inc. as well as the new symbol change from UNOV to ETST.

Results of Operations

For the Three Months ended December 31, 2014 compared to the Three Months ended December 31, 2013

Revenue

The Company’s gross revenue for the three months ended December 31, 2014, was $14,251, compared to $800 for the same period in the Company’s fiscal 2013.  Cost of revenues for the three months ended December 31, 2014 was $15,416 compared to $0 for the same three month period ended December 31, 2013 which resulted in a gross loss of $1,165 for the period ended December 31, 2014 compared to a gross profit of $800 for the same three month period ended December 31, 2013.

Operating Costs and Expenses

Total operating costs for the three months ended December 31, 2014 were $7,593,889 compared to only $13,231 for the three months ended December 31, 2013. The higher operating costs were the result of an expansion in the Company’s activities associated with marketing activities and officer compensation. During the quarter ended December 31, 2014 we worked on more projects compared to the same period in our fiscal 2013.  In addition the Company issued 5,200,000 Preferred Class "A" stock with a fair value of $7,072,000 to our majority stockholder for professional services.  The Company also issued 100,000 common shares with a fair value of $231,000 to an officer and 50,000 common shares with a fair value of $115,000 to an employee.  As a result we have incurred an increase in professional fees and other operating costs.

For the Nine Months ended December 31, 2014 compared to the Nine Months ended December 31, 2013

Revenue

Our gross revenue for the nine months ended December 31, 2014, was $20,851 compared to $7,450, for the same period in our fiscal 2013.  Our cost of revenues for the same period ended December 31, 2014, was $19,998 (December 31, 2013: $900) resulting in a gross profit of $853 for December 31, 2014 (December 31, 2013: $6,550).

Operating Costs and Expenses

The major components of our expenses for the nine months ended December 31, 2014 and 2013 are outlined in the table below:

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2014	2013

Professional fees	$7,313,348	$23,701
Marketing	293,157	-
Officer compensation	356,000	2,700
General and administrative	78,456	5,515
Research & Development	14,833	-
	$8,055,794	$31,916

Total operating costs for the nine months ended December 31, 2014 were $8,055,794 compared to only $31,916 for the nine months ended December 31, 2013. The higher operating costs were the result of an expansion in the Company’s activities associated with marketing activities and officer compensation. In addition the Company issued 5,200,000 Preferred Class "A" stock with a fair value of $7,072,000 to our majority stockholder for professional services. The Company also issued 300,000 common shares with a fair value of $356,000 to an officer and 50,000 common shares with a fair value of $115,000 to an employee.   During the nine months ended December 31, 2014 we worked on more projects compared to the same period in our fiscal 2013. As a result we have incurred an increase in professional fees and other operating costs.

Liquidity and Capital Resources

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2014	2013
Cash used in operating activities	$(258,846)	$(18,431)
Cash used in investing activities	$(78,783)	$-
Cash provided by financing activities	$153,442	$13,675
Net decrease in cash	$(184,187)	$(4,756)

Cash Flows from Operating Activities

Our cash used in operating activities of $258,846 for the nine months ended December 31, 2014 was primarily the result of an increase in inventory.

Cash Flows from Investing Activities

Our cash used in investing activities of $78,783 for the nine months ended December 31, 2014 was primarily the result of the buildout of our first retail location and the purchase of a patent.

Cash Flows from Financing Activities

Our cash provided by financing activities of $153,442 for the nine months ended December 31, 2014 was primarily the result of common stock issued for cash $299,000, proceeds from notes payable related parties of $20,953 less the repayment of advances from related parties of $166,511.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective due to the company’s failure to properly value stock transactions and not having the staff with the proper financial statement knowledge. The material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We are presently engaged in a legal controversy with one of our suppliers, Cromogen, Cromogen's principals and a related company. Cromogen did not perform in accordance with its contract for supplying hemp oil in terms of timing, quality and consistency in the opinion of the Company as a result of which the Company notified Cromogen. At the same time and because the commitment to arbitrate extends only to the companies involved, the Company has filed a legal action in the courts of Florida in which the principals of Cromogen have been named as Defendants and wherein fraud is alleged in connection with Cromogen's representations regarding the formulation and quality of the hemp oil it supplied and damages sought accordingly. Cromogen, under the terms of the contract, demurred and filed for arbitration. That arbitration, in its very early stages, is now pending in New York (as the contract provided). Cromogen is claiming alleged damages of a direct and consequential nature. The Company has filed a counterclaim for damages sustained as a proximate result of deficient and defective performance.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than disclosed below, there were no unregistered sales of the Company's equity securities during the quarter ended December 31, 2014 that were not previously disclosed in a current report on Form 8-k.
During the three months ended December 31, 2014, the Company issued 10,000 common shares with fair value of $20,000 to non-related parties for services.

During the three months ended December 31, 2014, the Company issued 50,000 common shares with fair value of $87,500 to a related parties for services.

During the three months ended December 31, 2014, the Company issued 50,000 common shares with a fair value of $115,000 to an employee for services.

During the three months ended December 31, 2014, the Company issued 100,000 common shares with fair value of $231,000 to an officer for services.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of December 31, 2014 the Company had $59,558 of notes payable outstanding from a related party in default.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT	DESCRIPTION
NUMBER
3.1	Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 1, 2012.
3.2	Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 1, 2012.
4.2	Subscription Agreement. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 1, 2012.
10.1	Promissory Note, President. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on May 24, 2012.
10.2	Consulting Agreement, C.E.O. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on May 24, 2012.
10.3	Consulting Agreement, C.F.O. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on May 24, 2012.
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Filed herewith.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 8, 2015	EARTH SCIENCE TECH INC.

	By:	/s/ Matthew J. Cohen
Matthew J. Cohen
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Earth Science Tech Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Matthew J. Cohen	C.E.O. and C.F.O.	October 8, 2015
Matthew J. Cohen