Form 10-Q
period 2015-09-30
Earth Science Tech, Inc.
filed 2015-11-19
CIK 1538495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No X

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 16, 2015
Common Stock, $0.001 par value	38,788,162

EARTH SCIENCE TECH, INC.

PART 1 — FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

EARTH SCIENCE TECH, INC.

Index to
Condensed Consolidated Financial Statements

EARTH SCIENCE TECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	March 31,
	2015	2015
Current Assets:	(Unaudited)

Cash	$42,863	$324,378
Accounts Receivable	6,910	-
Prepaid expenses	21,875	125,379
Inventory	207,228	235,588
Total current assets	278,876	685,345

Fixed Assets	74,118	65,854

Other Assets:
Patent, net	28,063	29,078
Deposits	21,698	17,211
Total other assets	49,761	46,289
Total Assets	$402,755	$797,488

LIABILITIES AND STOCKHOLDERS'S EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$85,689	$88,655
Notes payable - related parties	59,558	59,558
Accrued legal settlement	255,000	-
Total current liabilities	400,247	148,213
Total liabilities	400,247	148,213

Commitments and contingencies (See Note 10)

Stockholders' Equity:
Preferred shares, par value $0.001 per share,
10,000,000 shares authorized; 5,200,000 and 5,200,000 shares issued and outstanding as of September 30, 2015 and March 31, 2015
respectively	5,200	5,200
Common stock, par value $0.001 per share, 75,000,000
shares authorized; 38,688,162 and 38,229,829 shares
issued and outstanding as of September 30, 2015 and March 31, 2015
respectively	38,689	38,230
Additional paid-in capital	22,167,155	21,766,964
Accumulated deficit	(22,208,536)	(21,161,119)
Total stockholders' equity	2,508	649,275
Total Liabilities and Stockholder's Equity	$402,755	$797,488

See accompanying notes to unaudited condensed consolidated financial statements.

EARTH SCIENCE TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2015	2014	2015	2014
		(Restated)		(Restated)
Revenue	$115,443	$6,600	$197,051	$6,600
Cost of Revenues	141,256	4,582	191,919	4,582
Gross Profit (Loss)	(25,813)	2,018	5,132	2,018

Operating Expenses:

Marketing Expense	70,054	90,255	355,110	177,755
Compensation - officers	15,542	75,000	45,542	125,000
General and administrative	72,425	52,183	184,870	104,621
Professional fees	201,810	10,538	209,677	42,377
Legal settlement	255,000	-	255,000	-
Research and development	-	12,152	-	12,152
Total operating expenses	614,831	240,128	1,050,199	461,905
Loss from Operations	(640,644)	(238,110)	(1,045,067)	(459,887)

Other Income (Expenses)
Interest expense	(1,191)	-	(2,382)	-
Interest income	8	39	32	65
Total other income (expenses)	(1,183)	39	(2,350)	65

Net loss before provision for income taxes	(641,827)	(238,071)	(1,047,417)	(459,822)

Provision for income taxes	-	-	-	-

Net loss	$(641,827)	$(238,071)	$(1,047,417)	$(459,822)

Loss per common share:
Loss per common share - Basic and Diluted	$(0.02)	$(0.01)	$(0.03)	$(0.01)

Weighted Average Common Shares Outstanding:
Basic and Diluted	38,590,249	37,292,082	38,346,210	37,213,343

See accompanying notes to unaudited condensed consolidated financial statements.

EARTH SCIENCE TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended September 30,
	2015	2014
Cash Flow From Operating Activities:		(Restated)
Net loss	$(1,047,417)	$(459,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	314,025	352,809
Depreciation and amortization	5,890	-
Provision for inventory impairment	78,146	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(6,910)	-
(Increase) Decrease in deposits	(4,487)	142,909
Decrease in prepaid expenses	59,754	-
Decrease in inventory	(49,786)	(187,960)
(Decrease) Increase in accounts payable	(2,966)	11,267
Increase in accrued settlement	255,000	-
Net Cash Used in Operating Activities	(398,751)	(140,797)

Investing Activities:
Fixed asset purchases	(13,139)	(1,738)
Net Cash Used in Investing Activities	(13,139)	(1,738)

Financing Activities:
Proceeds from issuance of common stock	130,375	299,000
Proceeds from notes payable-related party	-	20,953
Repayments of advances from related party	-	(166,511)
Net Cash Provided by Financing Activities	130,375	153,442
Net Increase (Decrease) in Cash	(281,515)	10,907

Cash - Beginning of Period	324,378	376,704
Cash - End of Period	$42,863	$387,611

Supplemental disclosure of non cash investing & financing actvities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED  SEPTEMBER 30, 2015
(UNAUDITED)

					Additional
					Paid-in	Accumulated
	Common Stock		Preferred Stock		Capital	Deficit	Total
Description	Shares	Amount	Shares	Amount
Balance - March 31, 2015	38,229,829	$38,230	5,200,000	$5,200	$21,766,964	$(21,161,119)	$649,275
Common stock issued for cash	173,833	174			130,201	-	130,375
Shares for services	284,500	285			269,990	-	270,275
Net loss for the six months ended September 30, 2015						(1,047,417)	(1,047,417)
Balance - September 30, 2015	38,688,162	$38,689	5,200,000	$5,200	$22,167,155	$(22,208,536)	$2,508

See accompanying notes to unaudited condensed consolidated financial statements.

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015
(Unaudited)

Note 1 — Organization and Operations

Earth Science Tech Inc.

Earth Science Tech, Inc. (the "Company," or "EST") was incorporated under the laws of the State of Nevada on April 23, 2010. EST is a unique biotechnology company focused on cutting edge nutraceuticals and bioceuticals designed to excel in industries such as health, wellness, nutrition, supplement, cosmetic and alternative medicine to improve the quality of life for consumers worldwide. EST is dedicated in providing natural alternatives to prescription medications that help improve common disorders and illnesses. EST is focused on delivering nutritional and dietary supplements that help with treating symptoms such as: chronic pain, joint pain, inflammation, seizures, high blood pressure, memory loss, depression, weight management, nausea, aging and overall wellness. This may include products such as vitamins, minerals, herbs, botanicals, personal care products, homeopathies, functional foods, and other products. These products will be in various formulations and delivery forms including capsules, tablets, soft gels, chewables, liquids, creams, sprays, powders, and whole herbs.

Change in control

On March 24, 2014 the Company issued 25 million shares to Majorca Group, LTD. As a result of the foregoing, there was a change in control of the Company on March 24, 2014.

Note 2 — Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements includes the accounts of the Company, Nutrition Empire Inc. and Earth Science Tech Vapor One, Inc. as of September 30, 2015. As of September 30, 2014 the unaudited condensed consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary Nutrition Empire, Inc.

The unaudited condensed consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 2015 contained in the Company's Annual Report. on Form 10K filed with the SEC on August 5, 2015. The results of operations for the six months ended September 30, 2015, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2016.

We operate through two wholly owned subsidiaries which provide products, marketing and distribution. As of December 2014, Nutrition Empire, Inc. was opened as a brick and mortar retail store that provides health, wellness, sports nutrition and dietary supplement products at competitive prices. In March 2015, the Company created Earth Science Tech Vapor One, Inc., a license and distribution company allowing us entry in the maturing marketplace of the vaping industry. Our licensing relationship gives us the market mobility, allowing us to capture the emerging market offering our CBD oil to our retail partners as demand emerges

All intercompany balances and transactions have been eliminated on consolidation.

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

The Company's significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of fixed assets; income tax rate, income tax provision and valuation allowance of deferred tax assets; stock based compensation, valuation of inventory and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

Carrying value, recoverability and impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company's long-lived assets, which include office equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset's expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company's overall strategy with respect to the manner or use of the acquired assets or changes in the Company's overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company's stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

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

Revenue recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition, The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

Net loss per common share

The Company follows ASC Topic 260 to account for earnings per share. Basic earnings per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

As of September 30, 2015 and September 30, 2014, the Company has 333,332 and 0, respectively warrants that are anti-dilutive and not included in the calculation of diluted earnings per share.

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method ("Indirect method") as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

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

In May 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. This ASU is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity’s financial statements. Earlier application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In June 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-10, “Technical Corrections and Improvements” covers a wide range of Topics in the Codification. The amendments represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, some of the amendments will make the Codification easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification. Transition guidance varies based on the amendments in this ASU. The amendments in this ASU that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this ASU. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In July 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, this ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments in this ASU should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2015, FASB issued Accounting Standards Update (“ASU”) No.2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” defers the effective date ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU No. 2014-09. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

Intangible Assets

In accordance with FASB ASC 350-25, "Intangibles - Goodwill and Other", In October 2014, the Company acquired a patent that is being amortized over its useful life of fifteen years. The Company purchased the patent through a cash payment of $25,000. Additionally, the Company capitalized patent fees of $5,430. The Company's balance of intangible assets on the balance sheet net of accumulated amortization is $28,063 and $29,078 at September 30, 2015 and March 31, 2015, respectively. Amortization expense related to the intangible assets was $1,014 and $0, respectively for the six months ended September 30, 2015 and September 30, 2014.

Long-Lived Assets

The Company's long-lived assets are reviewed for impairment in accordance with the guidance of the FASB ASC 360-10, "Property, Plant, and Equipment", whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Through September 30, 2015, the Company had not experienced impairment losses on its long-lived assets.

Note 3 — Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at September 30, 2015, a net loss and net cash used in operating activities for the fiscal period then ended.

While the Company is attempting to generate sufficient revenues, the Company's cash position may not be sufficient enough to support the Company's daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate sufficient revenues.

The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 —Related Party Transactions

On April 15, 2014 the Company entered into an Employment Agreement with its Chief Executive Officer Harvey Katz. The Agreement calls for issuance of 100,000 common shares per quarter to compensate for his services. During the year ended March 31, 2015, the Company issued 400,000 shares of common stock to its CEO for services at fair value of $477,000 under the said employment agreement and paid cash of $57,000. As of May 10, 2015, the Company has terminated the services of Harvey Katz's. Mr. Katz is no longer involved with the Company and does not receive any type of compensation.

During the year ended March 31, 2014, a former stockholder provided $20,953 and $11,524 in notes to the Company. The notes are payable on September 30, 2014, unsecured and bear interest at 8%. As of September 30, 2015 and March 31, 2015, the Company had $59,558 of notes payable outstanding from related party. As of September 30, 2015, the notes are in default. The Company is in current negotiations with the lender to extend the notes for an additional year.

During the year ended March 31, 2015, the Company issued 50,000 shares of common stock pursuant to Royal Palm's consulting agreement. The shares were valued at fair value of $87,500. As of September 30, 2015 and March 31, 2015, the Company has amortized $65,625 and $20,616, respectively. The remaining balance as of September 30, 2015 and March 31, 2015 is $21,875 and $66,884, respectively and is recorded as a prepaid expense.

Effective May 1, 2015, the Company entered into a Product Development and Marketing Agreement with Majorca Group, Inc. (Developer), for cash compensation. Majorca Group, Inc. is the principal stockholder of the Company. Under the Agreement, Earth Science engaged Majorca to assist with the development and marketing of new product lines and to effect introductions of prospects to Earth Science for diverse transactional potentials. This Agreement shall be effective as of the May 1, 2015 and terminate on the 30th day of April, 2018 ("Expiration Date"). This agreement is renewable for a second term of three years at the Developer's option by the Developer giving a 60-day notice to the Company to that effect prior to the expiration of the first term.

In April 2015, the Company issued 275,000 common shares to Royal Palm Consulting Services, LLC with a fair value of $261,250 to provide services for a period of three months. (see note 5)

During the six months ended September 30, 2015, the Company issued 5,000 common shares with fair value of $4,750 to an officer for services rendered. (see note 5)

Note 5 — Stockholders' Equity

Shares authorized

Upon formation the total number of shares for all classes of stock which the Company is authorized to issue preferred stock in the amount of ten million (10,000,000), par value $.001 per share and issue common stock in the amount of seventy-five million (75,000,000), par value $.001 per share.

Common stock

In April 2015, the Company issued 275,000 common shares to Royal Palm Consulting Services, LLC with a fair value of $261,250 for consulting services for a period of three months. (see note 4)

During the six months ended September 30, 2015, the Company issued 5,000 common shares with a fair value of $4,750 to an officer for services rendered. (see note 4)

During the six months ended September 30, 2015, the Company issued 4,500 common shares with fair value of $4,275 for consulting services rendered.

During the six months ended September 30, 2015, the Company issued 173,833 common shares for cash of $130,375.

Note 6 — Stock Purchase Warrants

During the year ended March 31, 2015, the Company issued 333,332 warrants (each warrant is exercisable into one share of Company restricted common stock at $0.75) in connection with the issuance of an equity investment.

A summary of the change in stock purchase warrants for the period ended September 30, 2015 are as follows:

	Warrants Outstanding	Exercise Price	Contractual Life (Years)
Warrants outstanding—March 31, 2015	333,332.75		.9
Warrants issued	-	-	-
Warrants expired	-	-	-
Warrants exercised —2015	-	-	-
Balance, September 30, 2015	333,332	$.75	.4

The balance of outstanding and exercisable common stock warrants at September 30, 2015 is as follows:

Number of Warrants Outstanding	Exercise Price	Remaining Contractual Life (Years)
333,332	$0.75	.4

Note 7-Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Note 8 — Prepaid Expenses

Prepaid Expenses represents the unamortized costs for the use of certain consultants pursuant to agreements executed and retainer for professional services. In consideration for these services, under certain consulting agreements, the Company issued 0 and 50,000 shares of common stock to consultants with fair value of $0 and $87,500 during the six month period ended September 30, 2015 and the year ended March 31, 2015, respectively. The unamortized prepaid expense was $21,875 and $66,884 at September 30, 2015 and March 31, 2015, respectively.

Note 9— Fixed Assets

At September 30, 2015 and March 31, 2015, fixed assets consisted of the following:

	September 30, 2015	March 31, 2015

Sign	$6,500	$6,500
Furniture and Equipment	10,723	1,509
Computer Equipment	3,926	-
Software	974	974
Leasehold improvements	51,300	51,300
Architectural and Design	8,700	8,700
	82,123	68,983
Less accumulated depreciation	(8,005)	(3,129)
	$74,118	$65,854

Depreciation expense for the six months ended September 30, 2015 and 2014 was $4,876 and $0, respectively.

Note 10-Commitments

Legal Proceedings

Earth Science Tech, Inc. ("the Company") is presently engaged in a legal controversy with one of its suppliers, Cromogen, Cromogen's principals and a related company. Cromogen did not perform in accordance with its contract for supplying hemp oil in terms of timing, quality and consistency in the opinion of the company as a result of which the company notified Cromogen. At the same time and because the commitment to arbitrate extends only to the companies involved, the Company has filed a legal action in the courts of Florida in which the principals of Cromogen have been named as Defendants and wherein fraud is alleged in connection with Cromogen's representations regarding the formulation and quality of the hemp oil it supplied and damages sought accordingly. (It is to be noted that, although the lack of performance by Cromnogen has engendered litigation, the Company has secured alternative sources for hemp oil and will mitigate its damages to the extent possible as a practical and legal matter). Cromogen, under the terms of the contract, demurred and filed for arbitration. That arbitration, in its very early stages, is now pending in New York (as the contract provided). Cromogen is claiming alleged damages of a direct and consequential nature. The Company will be counterclaiming for damages sustained as a proximate result of deficient and defective performance. The Company made settlement offers to Cromogen which were rejected.  Due to contractual obligations, as of the date of this filing, management has consulted with legal counsel and has recorded an estimated settlement  accrual as of September 30, 2015 based on probable and reasonable expectations.

On July 21, 2015 the Company filed a lawsuit in Palm Beach County, Florida, case number 29929286 for a claim of $100,000 against its former CEO, Dr. Harvey Katz, asserting many counts such as Breach of Contract, Unjust Enrichment, Negligence, Conspiracy and Conversion. As of November 16, 2015 the  Company and former CEO have entered into a settlement agreement and payment has been rendered to former CEO.

As of September 30, 2015 management believes that the Company will incur damages related to legal fees and legal settlements amounting to $255,000 which is included in accrued legal settlement on the Company's balance sheet as of September 30, 2015.

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

Consulting Agreements

During the year ended March 31, 2015, the Company issued 50,000 shares of common stock pursuant to Royal Palm's consulting agreement. The shares were valued at fair value of $87,500. As of September 30, 2015 and March 31, 2015, the Company has amortized $65,625 and $20,616, respectively. The remaining balance as of September 30, 2015 and March 31, 2015 is $21,875 and $66,884, respectively and is recorded as a prepaid expense.

On March 6, 2015, Earth Science Tech, Inc, entered into a License and Distribution Agreement with I Vape Vapor, Inc. a Minnesota corporation. The purpose of the License and Distribution Agreement is for Earth Science Tech, Inc. to license to I Vape Vapor, Inc. its use of Earth Science Tech's "Ultra-High Grade CBD Rich Hemp Oil," for use in I Vape Vapor, Inc.'s E-Cigarettes within the United States of America, its territories and possessions only. I Vape Vapor shall pay for the bottling, formulating, flavoring, labels, and any other elements necessary to produce the finished e-liquid consumable with Earth Science Tech agreeing to reimburse I Vape Vapor for its costs off the top. After deduction of the respective cost elements of the parties and reimbursement thereof, the parties shall divide the net proceeds 50% to Earth Science Tech and 50% to I Vape Vapor except where sales have been originated, produced or referred by Earth Science Tech, in which case the division shall be 65% to Earth Science Tech and 35% to I Vape Vapor. For the six month period ended September 30, 2015 the Company recognized $11,190 in revenue. As of June 11, 2015, the licensee was in default and the Company terminated the agreement.

Lease Agreements

On July 18, 2014, the Company's wholly owned subsidiary, Nutrition Empire entered into a five year retail store lease agreement in Coral Gables, Florida commencing December 1, 2014 through November 30, 2019 for aggregate rent of $223,725. The amount is to be paid monthly over the term of the lease term. A deposit of $17,211 was tendered to secure the lease. In April 2015, the Company entered into an office lease covering its new Boca Raton, Florida headquarters.

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

Subsequent Events

Effective October 8, 2015, Thomas Wright resigned from his position as COO and Director and will remain on the Company's Advisory Board.

Joseph Pavlik was appointed October 9, 2015, as CEO and CMO of Earth Science Tech, Inc. He was also appointed to the Board of Directors that same day.

Nickolas Tabraue was appointed October 9, 2015 as COO and Director of Earth Science Tech, Inc.

On November 6, 2015, Matthew J. Cohen has resigned from the acting CEO role and Director, however Mr. Cohen will stay on indefinitely as the interim CFO.

In November 2015, the Company issued 100,000 common shares for cash of $25,000.

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

Results of Operations

For the Three Months ended September 30, 2015 compared to the Three Months ended September 30, 2014

Revenue

The Company’s gross revenue for the three months ended September 30, 2015, was $115,443, compared to $6,600 for the same period in the Company’s fiscal 2014. Cost of revenues for the three months ended September 30, 2015 was $141,256 compared to $4,582 for the same three month period ended September 30, 2014 which resulted in a  negative gross profit of $25,813 for September 30, 2015 compared to a gross profit of $2,018 for the period ended September 30, 2014. The negative gross profit is attributed to inventory shrinkage of $78,146.

Operating Costs and Expenses

Total operating costs of $614,831 for the three months ended September 30, 2015 were at a higher level in comparison to the total operating costs of $240,128 for the three months ended September 30, 2014. The higher operating costs were the result of the Company’s activities associated with marketing, professional services and legal settlements. During the quarter ended September 30, 2015 we worked on more projects to include the implementation of marketing, advertising and social media campaigns as compared to the same period in our fiscal 2014. As a result we have incurred an increase in  operating costs.

For the Six Months ended September 30, 2015 compared to the Six Months ended September 30, 2014

Revenue

Our gross revenue for the six months ended September 30, 2015, was $197,051 compared to $6,600 for the same period in our fiscal 2014. Our cost of revenues for the same period ended September 30, 2015, was $191,919 (September 30, 2014: $4,582) resulting in a gross profit of $5,132 for September 30, 2015 (September 30, 2014: $2,018).

Operating Costs and Expenses

The major components of our expenses for the six months ended September 30, 2015 and 2014 are outlined in the table below:

	Six Months Ended September 30, 2015	Six Months Ended September 30, 2014

Professional fees	$209,677	$42,377
Marketing	355,110	177,755
Officer compensation	45,542	125,000
Legal settlement	255,000	-
Research and development	-	12,152
General and administrative	184,870	104,621
	$1,050,199	$461,905

Total operating costs for the six months ended September 30, 2015 were at a higher level compared to the total operating costs for the six months ended September 30, 2014. During the six months ended September 30, 2015 we experienced $209,677 in professional fees, $355,110 in marketing, $255,000 in legal settlements and $184,870 in general and administrative cost. During the quarter ended September 30, 2015 we worked on more projects compared to the same period in our fiscal 2014. As a result we have incurred an increase in professional fees, marketing and other operating costs.

General and administrative costs represent bank charges, office expenses, rent and filing fees.

Liquidity and Capital Resources

Working Capital	September 30, 2015	March 31, 2015

Current Assets	$278,876	$685,345
Current Liabilities	$(400,247)	$(148,213)
Working Capital	$(121,371)	$537,132

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	Six Months Ended September 30, 2015	Six Months Ended September 30, 2014

Cash used in operating activities	$(398,751)	$(140,797)
Cash used in investing activities	$(13,139)	$(1,738)
Cash provided by financing activities	$130,375	$153,442
Net increase (decrease) in cash	$(281,515)	$10,907

Cash Flows from Operating Activities

Our cash used in operating activities of $398,751 for the six months ended September 30, 2015 was primarily the result of incurring a net loss of 1,047,417, decrease in inventory which was offset by stock based compensation, inventory impairment and accrued legal settlement.

Cash Flows from Investing Activities

Our cash used in investing activities of $13,139 for the six months ended September 30, 2015 was primarily the result of purchase of computer and phone equipment.

Cash Flows from Financing Activities

Our cash provided by financing activities of $130,375 for the six months ended September 30, 2015 was primarily the result of common stock issued for cash in the amount of $130,375.

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

The Company had an accumulated deficit at September 30, 2015, a net loss and net cash  used in operating activities for the fiscal period then ended. While the Company is attempting to generate sufficient revenues, the Company's cash position may not be sufficient enough to support the Company's daily operations. Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate sufficient revenues.

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Off Balance Sheet Arrangements

As of September 30, 2015, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective due to the company’s failure to properly value stock transactions and to sufficiently safeguard inventory. The material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Management has implemented the following internal controls to mitigate future inventory shrinkage:

•	Moved the inventory into a controlled access room and limited who has access to the inventory
•	Perform periodic and surprise counts and inspect incoming inventory

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Earth Science Tech, Inc. (“the Company”) is presently engaged in a legal controversy with one of its suppliers, Cromogen, Cromogen’s principals and a related company. Cromogen did not perform in accordance with its contract for supplying hemp oil in terms of timing, quality and consistency in the opinion of the company as a result of which the company notified Cromogen. At the same time and because the commitment to arbitrate extends only to the companies involved, the Company has filed a legal action in the courts of Florida in which the principals of Cromogen have been named as Defendants and wherein fraud is alleged in connection with Cromogen’s representations regarding the formulation and quality of the hemp oil it supplied and damages sought accordingly. (It is to be noted that, although the lack of performance by Cromogen has engendered litigation, the company has secured alternative sources for hemp oil and will mitigate its damages to the extent possible as a practical and legal matter). Cromogen, under the terms of the contract, demurred and filed for arbitration. That arbitration, in its very early stages, is now pending in New York (as the contract provided).  Cromogen is claiming alleged damages of a direct and consequential nature. The Company will be counterclaiming for damages sustained as a proximate result of deficient and defective performance. The Company made settlement offers to Cromogen which were rejected.  Due to contractual obligations, as of the date of this filing, management has consulted with legal counsel and has recorded an estimated settlement  accrual as of September 30, 2015 based on probable and reasonable expectations.

On July 21, 2015 the Company filed a lawsuit against former CEO, Dr. Harvey Katz, asserting many counts such as Breach of Contract, Unjust Enrichment, Negligence, Conspiracy and Conversion.  As of November 16, 2015 the  Company and former CEO have entered into a settlement agreement and payment has been rendered to former CEO.

As of September 30, 2015 management believes that the Company will incur damages related to legal fees and legal settlements and has accrued $255,000 which is included in accrued legal settlement on the Company's balance sheet as of September 30, 2015, as an estimate of the settlement costs.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than disclosed below, there were no unregistered sales of the Company's equity securities during the quarter ended September 30, 2015 that were not previously disclosed in a current report on Form 8-k.

During the three months September 30, 2015 the Company issued 143,333 common shares for cash at $0.75 per share for total proceeds of $107,500. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Matthew J. Cohen has resigned from the Acting CEO role and Director, however will stay on indefinitely as the interim CFO as of November 6, 2015.

Thomas Wright has resigned effective October 8, 2015 from his position as COO and Director and will remain on the Company's Advisory Board.

Joseph Pavlik was appointed October 9, 2015, as CEO and CMO of Earth Science Tech, Inc. He was also appointed to the Board of Directors that same day.

There are no transactions between Mr. Pavlik and the corporation that are reportable under Item 404(a) of Regulation S-K.  There are no family relationships among our directors or executive officers.

Nickolas Tabraue was appointed October 9, 2015 as COO and Director of Earth Science Tech, Inc.

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

Date: November 18, 2015	EARTH SCIENCE TECH, INC.

	By:	/s/ Matthew J. Cohen
Matthew J. Cohen
Chief Financial Officer

	By:	/s/ Nickolas Tabraue
Nickolas Tabraue
Chief Operations Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Earth Science Tech, Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Matthew J. Cohen	C.F.O.	November 18, 2015
Matthew J. Cohen

/s/ Nickolas Tabraue	C.O.O.	November 18, 2015
Nickolas Tabraue