Form 10-K/A
period 2015-03-31
Earth Science Tech, Inc.
filed 2016-05-10
CIK 1538495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

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

As of May 9, 2016 there were 39,463,528 common shares par value $0.001 issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to Earth Science Tech, Inc., (the “Company”) Form 10-K/A for the year ended March 31, 2015 amends and restates the Company’s Annual Report on Form 10-K filed on August 5, 2015 (the “Initial 10-K”). The Company has restated the March 31, 2015 balance sheet, income statement, cash flow statement, and statement of stockholder’s equity as originally presented in its financial statement filed with its 2015 10-K on August 5, 2015 to accrue an issuance of stock that should have been recorded in that period and to correct a share-based payment which was not valued in accordance with Generally Accepted Accounting Principles during the period. The Company will also amend the two previous 10-Qs to reflect the restated financial statements on or by May 4, 2016. On April 8, 2016, the Company also received notification from its independent accountant, EisnerAmper LLP, that action should be taken to prevent future reliance on the previously filed financial statements contained in the forms 10Q for the quarterly periods ended June 30, 2015 and September 30 ,2015. The latter forms contained an issuance of common stock that should have been recorded in the previous annual period and share-based payments which were not valued in accordance with Generally Accepted Accounting Principles. The Company intends to file the amended forms on or by May 4, 2016.

This amendment does not reflect events occurring after the original filing. Except for the foregoing amended information, this Form 10-K/A continues to speak as of the date of the original filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

We are amending and restating the Initial 10-K in its entirety to address the foregoing

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

EXTRACTION METHOD AND QUALITY

We believe our high-grade CBD-rich hemp oil contains the high quality natural CBD because it’s formulated using a wide array of cutting-edge technologies, including super critical extraction process (CO 2 ), isolation, and micron filtration. Super critical extraction is a gentle approach and the key method in the extraction of our CBD. The method exploits the fact that CO 2 at low temperature and under high pressure becomes liquid and thereby draws the cannabinoids and terpenes from the plant material. Using state-of-the-art equipment, carbon dioxide (CO 2) is compressed to upwards of 10,000 psi. At these extremes CO 2 becomes ‘super critical’ where it retains the properties of both a liquid and a gas at the same time. The cold temperature does not damage any heat-sensitive nutrients like vitamins or enzymes. When the super critical fluid is added to the nutrient-rich hemp it releases the phytonutrients. The CO 2 is then free and recycled, leaving a concentrated and pure extract that we believe is more easily digested. These low temperatures thru the extraction process preserve a broad spectrum of valuable and beneficial molecules that are often lost using other extraction methods. This gentle method permits the production of a purer form of CBD-rich hemp oil while conserving other valuable and beneficial molecules that are originally contained in the hemp plant. We believe that there are over 400 phytonutrients that exist in hemp plants.

ur CBD-rich hemp oil does not contain any synthetic cannabinoids and is not an isolate. It contains everything that is naturally occurring in the original industrial hemp plant. With our high quality CBD-rich hemp oil you benefit from the natural interaction of phytonutrients in their balanced wide-ranging form that may offer the most benefit for overall wellness.

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

We have limited assets.

The Company has incurred an accumulated deficit since inception of $21,416,129 through March 31, 2015, and $12,645,391 through March 31, 2014, and has not yet established an on-going source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. Our success will initially depend upon continuing our business and growing our business by raising the necessary funds to expand operations.

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

Additionally, in recent years the stock market in general, and the personal care markets in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance. In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those company’s common stock. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on shareholders’ investments in our stock.

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

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “ Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

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

Results of Operations

For the year ended March 31, 2015 compared to the year ended March 31, 2014

Revenue

The following table sets forth summarized consolidated financial information for the year ended March 31, 2015 and year ended March 31, 2014:

	2015	2014	$ Change	% Change
REVENUES	$80,279	$7,450	$72,829	977.5%
COST OF REVENUES	77,060	900	76,160	846.2%
GROSS PROFIT	3,219	6,550	(3,331)	(50.8)%
PERCENT OF TOTAL SALES	4.0%	88.0%	(4.5)%
OPERATING EXPENSES	8,769,349	12,546,267	(3,776,918)	(30.1)%
OPERATING (LOSS)	(8,766,130)	(12,539,717)	3,773,587	(30.1)%
OTHER (EXPENSE)	(4,608)	(106)	(4,802)	453.0%
LOSS BEFORE INCOME TAXES	(8,770,738)	(12,539,823)	3,769,085	30.0%
INCOME TAXES	0	0	0
NET LOSS	$(8,770,738)	$(12,539,823)	$3,769,085	30.0%

The Company’s net revenue for the year ended March 31, 2015, was $80,279, compared to $7,450, for the same period ended March 31, 2014.  Cost of revenues for the year ended March 31, 2015 was $77,060 compared to $900 for the same period ended March 31, 2014 which resulted in a gross profit of $3,219 for the period ended March 31, 2015 compared to $6,550 for the same period ended March 31, 2014.

Cost of Revenue:

The following tables set forth summarized cost of revenue information for the year ended March 31, 2015 and for the year ended March 31, 2014:

	Years Ended March 31, 2015 and 2014
	2015	% of Total	2014	% of Total	$ Change	% Change
Total cost of sales	$77,060	96%	$900	12%	$76,160	8462%

Operating Costs and Expenses

The major components of our expenses for the year ended March 31, 2015 and 2014 are outlined in the table below:

	Fiscal Year Ended March 31, 2015 and March 31, 2014
	2015	2014	$ Change	% Change
Salary expense	$508,000	$2,700	$505,300	18714.0%
General and administrative	115,112	6,856	108,256	1579.1%
Professional fees	7,444,416	12,536,711	(5,092,295)	(40.6)%
Marketing	669,228		669,228	100%
Research and Development	32,593		32,593	100%
Total operating expenses	$8,769,349	$12,546,267	$(3,776,918)	30.0%

Total operating costs for the year ended March 31, 2015 were $8,769,349 compared to $12,546,267 for the same period ended March 31, 2014.  During the year ended March, 2015, officer compensation tendered in stock amounted to $477,000. The significant decrease in operating expenses resulted in a prior year adjustment in the amount of $12,500,000 in professional fees. As a result, we have incurred a decrease in total operating costs.

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

Liquidity and Capital Resources

Cash Flows

Cash Flows from Operating Activities

Our cash used in operating activities of $376,355 for the year ended March 31, 2015, compared to the net cash used of $241,871 in the year ended March 31, 2014 was primarily the result of the increase in inventory.

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

Item 8. Financial Statements and Supplementary Data.

EARTH SCIENCE TECH, INC.

FINANCIAL STATEMENTS

For the years ended March 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2015 AND MARCH 31, 2014 (RESTATED)	F-2
CONSOLIDATED STATEMENTS OF OPERATIONS AS OF MARCH 31, 2015 AND MARCH 31, 2014 (RESTATED)	F-3
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AS OF MARCH 31, 2015 AND MARCH 31, 2014 (RESTATED)	F-5
CONSOLIDATED STATEMENTS OF CASH FLOWS AS OF MARCH 31, 2015 AND MARCH 31, 2014 (RESTATED)	F-4
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-6

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a net loss of $8,770,738 and used cash in operations of $376,355 and an accumulated deficit of $21,416,129 at March 31, 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LIGGETT, VOGT & WEBB, P.A.
Certified Public Accountants

Boynton Beach, Florida
August 4, 2015, except for notes 5, 8, 9, and 11 as to which the date is May 9, 2016

EARTH SCIENCE TECH, INC. AND SUSIDIARIES
BALANCE SHEETS
ASSETS

	March 31,	March 31,
	2015	2014
	(Consolidated)(Restated)	(Restated)
Current Assets:
Cash	$324,378	$376,704
Prepaid expenses	101,619	350,000
Inventory	235,588	-
Deposits	-	178,250
Total current assets	661,585	904,954

Fixed Assets	65,854	-

Other Assets:
Patent, net	29,078	-
Deposits	17,211	-
Total other assets	46,289	-
Total Assets	$773,728	$904,954

LIABILITIES AND STOCKHOLDERS'S EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$88,655	$745
Due to related parties	-	166,511
Notes payable - related parties	59,558	38,605
Total current liabilities	148,213	205,861
Total liabilities	148,213	205,861

Commitments and Contingencies (See Note 11)

Stockholders' Equity:

Preferred shares, par value $0.001 per share, 10,000,000 shares authorized; 5,200,000 and 0 shares issued and outstanding as of March 31, 2015 and March 31, 2014 respectively	5,200	-
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 38,229,829 and 36,733,000 shares issued and outstanding as of March 31, 2015 and March 31, 2014 respectively	38,230	36,733
Additional paid-in capital	21,998,214	13,307,751
Accumulated deficit	(21,416,129)	(12,645,391)
Total stockholders' equity	625,515	699,093
Total Liabilities and Stockholder's Equity	$773,728	$904,954

See the accompanying notes to the consolidated financial statements

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES
 STATEMENT OF OPERATIONS

	For the Years Ended
	March 31,
	2015	2014
	(Consolidated) (Restated)	(Restated)
Revenue	$80,279	$7,450
Cost of revenues	77,060	900
Gross Profit	3,219	6,550

Operating Expenses:

Compensation - officers	508,000	2,700
Marketing	669,228	-
General and administrative	115,112	6,856
Professional fees	7,444,416	12,536,711
Research and development	32,593	-
Total operating expenses	8,769,349	12,546,267

Loss from operations	(8,766,130)	(12,539,717)

Other Income (Expenses)
Interest expense	(4,730)	-
Interest income	122	-
Foreign currency transaction loss	-	(106)
Total other expenses	(4,608)	(106)

Net loss before provision for income taxes	(8,770,738)	(12,539,823)

Provision for income taxes	-	-

Net loss	(8,770,738)	(12,539,823)

Loss per common share:
Loss per common share - Basic and Diluted	$(0.23)	$(1.17)

Weighted Average Common Shares Outstanding:
Basic and Diluted	36,841,897	10,758,137

See the accompanying notes to the consolidated financial statements

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31,
	2015	2014
	(Consolidated) (Restated)	(Restated)
Cash Flow From Operating Activities:
Net loss	$(8,770,738)	$(12,539,823)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	8,411,276	12,500,000
Depreciation and amortization	4,481
Changes in operating assets and liabilities:
Decrease in deposits	178,250	(178,250)
Increase in prepaid expenses	(34,735)	-
Increase in inventory	(235,588)	-
Increase in other assets	(17,211)	-
Increase in accounts payable	87,910	(23,798)
Net Cash Used in Operating Activities	(376,355)	(241,871)

Investing Activities:
Fixed asset purchases	(68,983)	-
Intangible asset purchases	(30,430)	-
Net Cash Used in Investing Activities	(99,413)	-

Financing Activities:
Proceeds from issuance of common stock	569,000	376,500
Proceeds from notes payable- related party	20,953	11,524
Repayment of advances from related party	(166,511)	-
Forgiveness of amounts due to related party	-	75,484
Advances from related party	-	150,311
Net Cash Provided by Financing Activities	423,442	613,819

Net (Decrease) Increase in Cash	(52,326)	371,948

Cash - Beginning of Period	376,704	4,756
Cash - End of Period	$324,378	$376,704

Supplemental disclosure of non cas investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

See the accompanying notes to the consolidated financial statements

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 2015 (CONSOLIDATED AND RESTATED) AND 2014 (RESTATED)

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - March 31, 2013 (Consolidated)	10,280,000	$10,280	-	$-	$32,220	$(105,568)	$(63,068)

Forgiveness of amounts due to related party	-	-	-	-	75,484	-	75,484
Shares issued for prepaid services	700,000	700	-	-	349,300	-	350,000
Common stock issued for cash	753,000	753			375,747		376,500
Founder shares issued for services to be received	25,000,000	25,000	-	-	12,475,000	-	12,500,000
Net loss	-	-	-	-	-	(12,539,823)	(12,539,823)

Balance - March 31, 2014 (restated)	36,733,000	36,733	-	-	13,307,751	(12,645,391)	699,093

Common stock issued for cash	821,329	821	-	-	568,179	-	569,000
Preferred Shares issued			5,200,000	5,200	7,066,800	-	7,072,000
Common stock issued for services	675,500	676	-	-	1,055,484	-	1,056,160

Net loss	-	-	-	-	-	(8,770,738)	(8,770,738)
Balance - March 31, 2015 (Consolidated and Restated)	38,229,829	$38,230	5,200,000	$5,200	$21,998,214	$(21,416,129)	$625,515

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

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to the income before provision for income taxes is as follows:

	March 31, 2015	March 31, 2014
Statutory rate applied to loss before income taxes	$(3,300,429)	$(4,995,163)
Increase (decrease) in income taxes results from:
Nondeductible expenses	3,165,332	4,979,300
Change in valuation allowance	135,096	15,863

Income tax expense (benefit)	$-	$-

The components of income tax expense (benefit) for the years ended:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	March 31, 2015		March 31, 2014
Deferred Tax Assets	$		$
Operating loss carry forwards		189,807		57,916
Gross deferred tax assets		189,807		57,916

Valuation allowance		(189,807)		(57,916)
Net deferred tax asset		$-		$-

The Company has net operating loss carry forwards (NOL) for income tax purposes of approximately $504,000.   This loss is allowed to be offset against future income until the year 2035 when the NOL’s will expire.   The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the substantial losses incurred through March 31, 2015.  The change in the valuation allowance for the years ended March 31, 2015 and 2014 was an increase of $131,891 and $15,863, respectively.

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

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “ Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

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

Intangible Assets

In accordance with FASB ASC 350-25, “Intangibles - Goodwill and Other” , the Company acquired a patent that is being amortized over its useful life of fifteen years. The Company purchased the patent through a cash payment of $25,000. Additionally, the Company capitalized patent fees of $5,430. The Company’s balance of intangible assets on the balance sheet net of accumulated amortization is $29,078 at March 31, 2015.  Amortization expense related to the intangible assets was $1,352 for the year ended March 31, 2015.  Amortization expense related to the intangible assets is expected to be approximately $2,029 each subsequent year.

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

During the year ended March 31, 2015, the Company issued 50,000 shares of common stock pursuant to Royal Palm’s consulting agreement.  The shares were valued at fair value of $57,500.  As of March 31, 2015, the Company has amortized $14,375 and the remaining balance of $43,125 is recorded as a prepaid expense.

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

Effective March 17, 2014 Company issued 700,000 shares to Royal Palm Consulting Service, LLC for services to be rendered as described in a Consulting Agreement between the Company and Royal Palm Consulting Service, LLC. These shares were valued at fair value of $350,000. The agreement terminated on March 17, 2015. The Consultant agreed to serve as a consultant to assist the Company with bona fide consulting services in general corporate activities including not limited to the following areas. Business Development, Strategies and Planning as well as Research venues for product advertisement, Identify strategic partners and retail client development. All these shares were valued at $0.50 per share, being the cash price of immediately preceding share issuance to un-related parties. As indicated in the agreement, Royal Palm has the authority to subsequently request additional compensation in shares for services performed. In addition, the Company issued 275,000 common shares on June 25, 2015 for marketing services that were performed as of March 31, 2015. The shares were valued at $261,250 and recorded as of March 31, 2015.
During the year ended March 31, 2015, the Company issued 50,000 shares of common stock pursuant to Royal Palm’s consulting agreement for web marketing services for the period December 2014 through December 2015. The fair value of the shares will be re-measured until performance is complete and the related expense will be recorded over the service period. The fair value of the shares at March 31, 2015 was $57,500.  As of March 31, 2015, the Company has expensed $14,375 and the remaining balance of $43,125 is recorded as a prepaid expense.

During the year ended March 31, 2014, the Company had sold 753,000 common shares at $0.50 per share for total proceeds of $376,500.

During the year ended March 31, 2015, the Company had sold 821,329 common shares and issued 333,332 warrants for cash at $0.50 to $.75 per share for total proceeds of $569,000.

During the year ended March 31, 2015, the Company issued 225,500 common shares with fair value of $260,410 to non-related parties for services.

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

Changes to Balance Sheet

	March 31, 2014
	As Previously Reported	Adjustment	As Restated
Prepaid Expense	$-	$350,000	$350,000
Services Receivable	$(12,850,000)	$12,850,000	$-
Accumulated Deficit	$(145,391)	$(12,500,000)	$(12,645,391)

Changes to Statement of Operations

	For the Year Ended
	March 31, 2014
	As Previously Reported	Adjustment	As Restated
Professional Fees	$36,711	$12,500,000	$12,536,711

Changes to Statement of Cash Flow

	For the Year Ended
	March 31, 2014
	As Previously Reported	Adjustment	As Restated
Net loss	$(39,823)	$(12,500,000)	$(12,539,823)
Stock-based compensation	$-	$12,500,000	$12,500,000
Changes in advances from officers	$198,150	$(198,150)	$-
Proceeds from notes payable - related party	$39,169	$(27,645)	$11,524
Forgiveness of amounts due to related parties	$-	$75,484	$75,484
Advances from related parties	$-	$150,311	$150,311
Net Cash Used in Operating Activities	$(43,721)	$(198,150)	$(241,871)
Net Cash Provided by Financing Activities	$415,669	$198,150	$613,819

The Company had restated the March 31, 2015 balance sheet, income statement and cash flow statement as originally presented in its financial statement filed with its 2015 10-K filed on August 5, 2015 to correct the valuation of common shares issued pursuant to the agreements with consultants and to properly record the value of common shares issued at fair value. The issuance of the stock should have been recorded in the quarter ended March 31, 2015 while the correction of the share-based payment which was not valued in accordance with Generally Accepted Accounting Principles should have been reported during the period then ended. (See note 5)

Changes to Balance Sheet

	March 31, 2015
	As Previously Reported	Adjustment	As Restated
Prepaid Expense	$125,379	$(23,760)	$101,619
Additional paid in capital	$21,766,964	$231,250	$21,998,214
Accumulated Deficit	$(21,161,119)	$(255,010)	$(21,416,129)

Changes to Statement of Operations

	For the Year Ended
	March 31, 2015
	As Previously Reported	Adjustment	As Restated
Marketing Fees	$414,218	$255,010	$669,228
Net loss	(8,515,728)	(255,010)	(8,770,738)

Changes to Statement of Cash Flow
	For the Year Ended
	March 31, 2015
	As Previously Reported	Adjustment	As Restated
Net loss	$(8,515,728)	$(255,010)	$	(8,770,738)
Stock based compensation	$8,180,026	$255,010		$8,435,036
Increase in prepaid	$(58,495)	$23,760		$(34,735)

Note 9 – Prepaid Expenses

Prepaid Expenses represents the unamortized costs for the use of certain consultants pursuant to agreements executed and retainer for professional services during the fiscal year ending March 2015.  In consideration for these services, under certain consulting agreements, the Company issued 50,000 and 700,000 shares of common stock to consultants with fair value of $57,500 and $350,000 during the years ended March 31, 2015 and 2014, respectively. The unamortized prepaid expense was $43,125 and $350,000 at March 31, 2015 and 2014, respectively.

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

Effective March 17, 2014 Company issued 700,000 shares to Royal Palm Consulting Service, LLC for services to be rendered as described in a Consulting Agreement between the Company and Royal Palm Consulting Service, LLC. The shares were valued at fair value of $350,000.  The agreement terminated on March 17, 2015. The Consultant agreed to serve as a consultant to assist the Company with bona fide consulting services in general corporate activities including not limited to the following areas. Business Development, Strategies and Planning as well as Research venues for product advertisement, Identify strategic partners and retail client development. All these shares were valued at $0.50 per share, being the cash price of immediately preceding share issuance to un-related parties. As of March 31, 2015, the consulting fees have been fully amortized. In addition, the Company issue 275,000 common shares on June 25, 2015 for marketing services that were performed as of March 31, 2015. The shares were valued at $261,250 and recorded as of March 31, 2015.

During the year ended March 31, 2015, the Company issued 50,000 shares of common stock pursuant to Royal Palm’s consulting agreement for web marketing services for the period December 2014 through December 2015. The fair value of the shares will be re-measured until performance is complete and the related expense will be recorded over the service period. The fair value of the shares at March 31, 2015 was $57,500. As of March 31, 2015, the Company has expensed $14,375 and the remaining balance of $43,125 is recorded as a prepaid expense.

Effective November 25, 2014, the Company issued 10,000 shares to David Van Brunt for services rendered as described in a consulting agreement between the Company and consultant. The shares were valued at fair value of $20,000. The consultant agrees to assist in social media and act as a liaison with respect to the acquisition of distributors for our CBD oil.

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

On March 28, 2015, Earth Science Tech, Inc. entered into a Distribution Agreement with Medics USA Inc. a New Jersey corporation.  The purpose of this Distribution Agreement is for Earth Science Tech, Inc. to supply its “Ultra-High Grade CBD Rich Hemp Oil,” for use in an awarded exclusive territory within the United States of America and the Sovereign State of Pakistan.  To maintain exclusivity, Medics USA, Inc. is required to meet successive year sales milestones within the three-year term of the agreement as of March 31, 2015, no milestones have been reached under this agreement.

Lease Agreements

On July 18, 2014, the Company’s wholly owned subsidiary, Nutrition Empire entered into a five-year retail store lease agreement in Coral Gables, Florida commencing December 1, 2014 through November 30, 2019 for aggregate rent of $223,725 The amount is to be paid monthly over the term of the lease term. A deposit of $17,211 was tendered to secure the lease.

Future minimum lease payments for this office space are as follows:

Year	Amount
2015	$41,306
2016	42,958
2017	44,676
2018	46,463
2019	48,322
$223,725

In June, 2014, the Company entered into an office lease covering its Boca Raton, Florida headquarters. The lease term is for one year commencing on June 1, 2014. The estimated monthly rent including sales tax is $1,546.  The lease expired on July, 1 2015.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On February 25, 2015, the Board of Directors of Earth Science Tech, Inc. received De Joya Griffith LLC’s (“DeJoya”) resignation as independent auditors for the Company as the latest 10-Q filed by the Company was filed without De Joya Griffith’s approval.

De Joya’s report on the Company’s financial statements for the year ended March 31, 2014 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles except for the going concern disclosure.

There have been no disagreements with De Joya on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of DeJoya, would have caused it to make reference to the subject matter of the disagreement in connection with its report.  None of the events described in Item 304(a)(1)(v) of Regulation S-K has occurred with respect to DeJoya.

On March 2, 2015, the Board of Directors approved the Company’s engagement of Liggett and Webb, P.A., F/K/A Liggett, Vogt and Webb P.A. as independent auditors for the Company and its subsidiaries.  The Company engaged Liggett and Webb P.A. on March 2, 2015.

Neither the Company nor anyone on its behalf consulted Liggett and Webb P.A. regarding (i) the application of accounting principles to a specific completed or contemplated transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements, or (iii) any matter that was the subject of a disagreement or event identified in response to Item 304(a)(2) of Regulation S-K (there being none).

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

As of March 31, 2015, management assessed the effectiveness of the Company’s internal control utilizing Integrated Framework, 2013 version over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company’s financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company’s determination to its financial statements for the future years.

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

Family Relations Identification of Directors and Executive Officers

Name	Age	Term Served	Title
Dr. Harvey Katz	67	Since Apr 15, 2014 Terminated as of May 10, 2015	CEO, President, and Director
Matthew J. Cohen	57	Since Feb 15, 2015 and CEO, Director May, 9, 2015	CEO, CFO and Director
Thomas H. Wright III	47	May 9, 2015	COO and Director

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

Dr. Katz holds several patents he developed while operating these companies. Dr. Katz is named as a co-inventor of a patented cancer drug as well. He also has over twenty-eight (28) years’ experience in chemical and equipment manufacturing. These businesses were sold.

Dr. Katz has given numerous lectures at Universities and companies such as University of Florida (Gainesville), UNLV, Virginia Tech, and Reynolds Tobacco Corp. on polystyrene recycling.

Dr. Katz was educated at Loop City College, Loyola University, and the University of Chicago, all in Chicago, Illinois and Stafford University. He majored in Business and Environmental Science. Dr. Katz has had articles published and lectured at the University of Florida, Department of Plastics, University of Nevada Las Vegas, Virginia Tech and others. Currently he is affiliated with the University of Texas-Center for Electro Mechanics. He was the Honorary Chairman of the Republican Committee in Florida while President Bush (43rd.) was in office. He was asked and accepted an appointment to an economic committee and was honored with a presidential medal for his contributions to the party and country.

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

Name and Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
			(e)	(f)	(g)	(h)	(i)	(j)
Dr. Harvey Katz (1)	2015	57,000		477,000	0	0	-	534,000
Chief Executive Officer
Matthew J. Cohen	2015	10,500	0	0	0	0	0	10,500
Chief Financial Officer
Thomas H. Wright	2015	0	1,210	0	0	0	0	1,210
Chief Operating Officer

(1)	Terminated as Officer on May 10, 2015

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

During the three months ended March 31, 2015, the Company issued 50,000 shares of common stock with a fair value of $57,500 for services.

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

Item 14. Principal Accounting Fees and Services.

During the fiscal year ended March 31, 2015 we incurred $20,587 in audit fees to our prior principal independent accountants De Joya Griffith, LLC for professional services rendered in connection with the audit of financial statements for the fiscal year ended March 31, 2015 and $32,000 to Liggett and Web, P.A., F/K/A Liggett, Vogt & Webb P.A. During the fiscal year ended March 31, 2014 we incurred approximately $13,000 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended March 31, 2014.

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

Liggett and Webb P.A. is the Company’s principal auditing accountant firm. The Company’s Board of Directors has considered whether the provisions of audit services are compatible with maintaining Liggett and Webb’s independence. The engagement of our independent registered public accounting firm was approved by our Board of Directors prior to the start of the audit of our consolidated financial statements for the year ended March 31, 2015.

The following table represents aggregate fees billed to the Company for the years ended March 31, 2015 and 2014.

	Year Ended March 31,
	2015	2014
	Liggett & Webb	Dejoya Griffith
Audit Fees	$32,000	$20,587
Tax Fees	0	$500
All Other Fees	0	$0
Total Fees	$32,000	$21,087

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

Earth Science Tech, Inc.

Dated: May 9, 2016	By:	/s/ Matthew J. Cohen
Matthew J. Cohen
CEO and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer

Dated: May 9, 2016

DIRECTORS

/s/ Matthew J. Cohen
Mathew J. Cohen
CEO and Director

/s/ Thomas Wright
Thomas Wright
COO