Form 10-Q/A
period 2015-06-30
Earth Science Tech, Inc.
filed 2016-05-17
CIK 1538495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10Q/A

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No x

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 17, 2016
Common Stock, $0.001 par value	39,463,528

EARTH SCIENCE TECH, INC.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.	F-1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	F-1
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	F-3
Item 4. Controls and Procedures.	F-4

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to Earth Science Tech, Inc., (the “Company”) Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2015 amends and restates the Company’s Quarterly Report on Form 10-Q filed on August 19, 2015 (the “Initial 10-Q”).

As disclosed in the Company’s current report 8-K filed on April 12, 2016. The Company has restated the March 31, 2015 balance sheet, income statement, cash flow statement, and statement of stockholder’s equity as originally presented in its financial statement filed with its 2015 10-K on August 5, 2015 to accrue an issuance of stock that should have been recorded in that period and to correct a share-based payment which was not valued in accordance with Generally Accepted Accounting Principles during the period.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EARTH SCIENCE TECH, INC.

Index to
Condensed Financial Statements

EARTH SCIENCE TECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2015	March 31, 2015
	(Unaudited) (Restated)	(Restated)
Current Assets:
Cash	$181,361	$324,378
Accounts Receivable	1,899
Prepaid expenses	32,237	101,619
Inventory	307,785	235,588
Total current assets	523,282	661,585

Fixed Assets	70,917	65,854

Other Assets:
Patent, net	28,571	29,078
Deposits	32,309	17,211
Total other assets	60,880	46,289
Total Assets	$655,079	$773,728

LIABILITIES AND STOCKHOLDERS'S EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$72,027	$88,655
Notes payable ‐ related parties	59,558	59,558

Total current liabilities	131,585	148,213
Total liabilities	131,585	148,213

Committments and Contingencies (see note 11)
Stockholders' Equity:
Preferred shares, par value $0.001 per share, 10,000,000 shares authorized; 5,200,000 and 5,200,000 shares issued and outstanding as of June 30, 2015 and March 31, 2015 respectively	5,200	5,200
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 38,544,829 and 38,229,829 shares issued and outstanding as of June 30, 2015 and March 31, 2015 respectively	38,545	38,230
Additional paid-in capital	22,086,298	21,998,214
Accumulated deficit	(21,606,549)	(21,416,129)
Total stockholders' equity	523,494	625,515
Total Liabilities and Stockholder's Equity	$655,079	$773,728

See accompanying notes to the unaudited condensed consolidated financial statements

EARTH SCIENCE TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,
	2015	2014
	(Restated)	(Restated)
Revenue	$81,608	$-
Cost of Revenues	50,663	-
Gross Profit	30,945	-

Operating Expenses:

Marketing Expense	18,386	87,500
Compensation - officers	30,000	50,000
General and administrative	163,945	52,438
Professional fees	7,867	31,839
Total operating expenses	220,198	221,777
Loss from Operations	(189,253)	(221,777)

Other Income (Expenses)
Interest expense	(1,191)	‐
Interest income	24	26
Total other income (expenses)	(1,167)	26

Net loss before provision for income taxes	(190,420)	(221,751)

Provision for income taxes	-	-

Net loss	$(190,420)	$(221,751)

Loss per common share:
Loss per common share ‐ Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding:
Basic and Diluted	38,274,986	35,586,003

See accompanying notes to the unaudited condensed consolidated financial statements

EARTH SCIENCE TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended June 30,
	2015	2014
	(Restated)	(Restated)
Cash Flow From Operating Activities:
Net loss	$(190,420)	$(221,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock‐based compensation	77,397	102,750
Depreciation and amortization	2,456	-
Changes in operating assets and liabilities:
Increase in deposits	(15,098)	(23,046)
Decrease in prepaid expenses	57,507	87,500
Increase in inventory	(72,197)	-
Increase in accounts payable	(16,628)	4,162
Increase in accounts receivable	(1,899)	-
Net Cash Provided in Operating Activities	(158,882)	(50,385)

Investing Activities:
Fixed asset purchases	(7,012)	(974)
Net Cash Used in Investing Activities	(7,012)	(974)

Financing Activities:
Proceeds from issuance of common stock	22,877	219,000
Proceeds from notes payable‐related party	‐	20,953
Repayments of advances from related party	‐	(166,511)
Net Cash Used by Financing Activities	22,877	73,442
Net Increase (Decrease) in Cash	(143,017)	22,083

Cash ‐ Beginning of Period	324,378	376,704
Cash ‐ End of Period	$181,361	$398,787

Supplemental disclosure of non cash investing & financing actvities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements

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

The unaudited condensed consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2015 contained in the Company’s Annual Report on Form 10K filed with the SEC on  August 5, 2015 and amended on Form 10-K/A on May 4, 2016.  The results of operations for the three months ended June 30, 2015, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2016.

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

Intangible Assets

In accordance with FASB ASC 350-25, “Intangibles - Goodwill and Other” , In October 2014, the Company acquired a patent that is being amortized over its useful life of fifteen years. The Company purchased the patent through a cash payment of $25,000. Additionally, the Company capitalized patent fees of $5,430. The Company's balance of intangible assets on the balance sheet net of accumulated amortization is $28,571 and $29,078 at June 30, 2015 and March 31, 2015, respectively.  Amortization expense related to the intangible assets was $507 and $0, respectively for the three months ended June 30, 2015 and June 30, 2014.

Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment in accordance with the guidance of the FASB ASC 360-10, “ Property, Plant, and Equipment ”, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Through June 30, 2015, the Company had not experienced impairment losses on its long-lived assets.

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

During the three months ended June 30, 2015, the Company issued 275,000 common shares as payment to marketing services valued at $261,250 to Royal Palm Consulting which was recorded as additional paid in capital as of March 31st, 2015 (See note 5).

During the three months ended June 30, 2015, the Company issued 5,000 common shares with fair value of $4,750 to an officer for services rendered.

During the three months ended June 30, 2015, the Company issued 4,500 common shares with fair value of $4,275 to an advisory board member for services rendered.

Note 5 – Stockholders’ Equity

Shares authorized

Upon formation the total number of shares for all classes of stock which the Company is authorized to issue preferred stock in the amount of ten million (10,000,000), par value $.001 per share and issue common stock in the amount of seventy-five million (75,000,000), par value $.001 per share.

Common stock

During the quarter ended December 31, 2015, the Company issued 50,000 shares of common stock pursuant to Royal Palm's consulting agreement for web marketing services for the period of December 2014 through December 2015. As of June 30, 2015 the fair value of the shares has been re-measured and the related expense has been recorded as follows: Fair value of the shares at June 30, 2015 and March 31, 2015 was $62,500 and $57,500. For the Three months ended June 30, 2015, the Company has expensed $4,999. As of June 30, 2015, the Company has expensed $30,263 leaving the remaining balance of $32,237 recorded as a prepaid expense. As of March 31, 2015, $14,375 was expensed leaving a balance of $43,125 and was recorded as a prepaid expense.

During the three months ended June 30, 2015, the Company issued 275,000 common shares as payment to marketing services valued at $261,250 to Royal Palm Consulting which was recorded as additional paid in capital as of March 31st, 2015 (See note 4).

During the quarter ended June 30, 2015, the Company issued 5,000 common shares with a fair value of $4,750 to an officer for services rendered. (see note 4)

During the quarter ended June 30, 2015, the Company issued 4,500 common shares with fair value of $4,275 for consulting services rendered.

During the three months ended June 30, 2015, the Company accrued the issuance of 50,000 common shares as payment for services valued at $51,500 to an employee of the Company which was recorded as additional paid in capital.

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

Note 8-Restatement

The Company had restated the June 30, 2015 consolidated balance sheet, statement of operations and cash flow statement as originally presented in its Financial Statements filed with its 2015 10-Q filed on August 19, 2015

Changes to Condensed Balance Sheet	June 30, 2015
	As Previously Reported	Adjustment	As Reported
Prepaid Marketing	$45,577	$(13,340)	$32,237
Additional Paid in Capital	22,059,798	(26,500)	22,086,298

Changes to Condensed Statement of Operations	Three months Ended June 30, 2015
	As Previously Reported	Adjustment	As Reported
Marketing	285,056	(266,670)	18,386
General and Administrative	112,445	51,500	163,945

Changes to Condensed Statement of Cash Flow	Three months Ended June 30, 2015
	As Previously Reported	Adjustment	As Reported
Net Loss	(405,590)	215,170	(190,420)
Stock based compensation	291,583	(214,186)	77,397
Decrease in prepaid expense	58,495	(984)	57,507

Note 9 – Prepaid Expenses

Prepaid Expenses represents the unamortized costs for the use of certain consultants pursuant to agreements executed and retainer for professional services during the fiscal year ending March 2015.  In consideration for these services, under certain consulting agreements, the Company issued 0 and 50,000 shares of common stock has been remeasured and the related expense to consultants with a fair value of $57,500 and $62,500 during the three month period ended June 30, 2015 and the year ended March 31, 2015, respectively. The unamortized prepaid expense was $32,237 and $43,125 at June 30, 2015 and March 31, 2015, respectively.

Note 10 – Fixed Assets

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

Consulting Agreements

During the quarter ended December 31, 2015, the Company issued 50,000 shares of common stock pursuant to Royal Palm's consulting agreement for web marketing services for the period of December 2014 through December 2015. As of June 30, 2015 the fair value of the shares has been re-measured and the related expense has been recorded as follows: Fair value of the shares at June 30, 2015 and March 31, 2015 was $62,500 and $57,500. As of June 30, 2015, the Company has expensed $30,263 leaving the remaining balance of $32,237 recorded as a prepaid expense. As of March 31, 2015, $14,375 was expensed leaving a balance of $43,125 and was recorded as a prepaid expense.

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

Note 12-Subsequent Events

On July 21, 2015 the Company filed a lawsuit in Palm Beach County, Florida, case number 29929286 for a claim of $100,000 against its former CEO, Dr. Harvey Katz, asserting many counts such as Breach of Contract, Unjust Enrichment, Negligence, Conspiracy and Conversion.  At this juncture both parties are in settlement discussions.

On July 21, 2015, pursuant to a subscription agreement, the Company issued 9,500 common shares for $0.75 per share.

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

Operating Costs and Expenses

The major components of our expenses for the three months ended June 30, 2015 and 2014 are outlined in the table below:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Marketing	$18,386	$87,500
Professional fees	7,867	31,839
Officer compensation	30,000	50,000
General and administrative	163,945	52,438
	$220,198	$221,777

Total operating costs for the three months ended June 30, 2015 were at the same level in comparison to the operating costs for the three months ended June 30, 2014. During the three months ended June 30, 2015 we experienced $30,000 in officer compensation, $18,386 in marketing, $7,867 in professional fees, and $163,945 in general and administrative cost compared to $31,839 in professional fees, $50,000 in officer compensation and $52,438 in general and administrative for the period ended June 30, 2014. During the quarter ended June 30, 2015 we worked on more projects compared to the same period in our fiscal 2014. As a result, we have incurred an increase in general and administrative costs.

Other expenses represent bank charges, office expenses, rent and filing fees.

Liquidity and Capital Resources

Working Capital	June 30, 2015	March 31, 2015
Current Assets	$523,282	$661,585
Current Liabilities	$(131,585)	$(148,213)
Working Capital	$391,697	$513,372

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Cash used in operating activities	$(158,882)	$(50,385)
Cash used in investing activities	$(7,012)	$(974)
Cash provided by financing activities	$22,877	$73,442
Net increase (decrease) in cash	$(143,017)	$22,083

Cash Flows from Operating Activities

Our cash used in operating activities of $158,882 for the three months ended June 30, 2015 was primarily the result of an increase in inventory.

Cash Flows from Investing Activities

Our cash used in investing activities of $7,012 for the three months ended June 30, 2015 was primarily the result of purchase of office equipment.

Cash Flows from Financing Activities

Our cash provided by financing activities of $22,877 for the three months ended June 30, 2015 was the result of common stock  issued for cash.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective due to the company’s failure to properly value stock transactions. As of June 30, 2015, management assessed the effectiveness of the Company’s internal control utilizing Integrated Framework, 2013 version over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. The material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

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

In April 2015 the Company issued 275,000 common shares to Royal Palm Consulting Services, LLC for consulting services related to prior fiscal year reflecting a fair value of $261,250.

During the quarter ended June 30, 2015, the Company issued 5,000 common shares with a fair value of $4,750 to an officer for services rendered.

During the quarter ended June 30, 2015, the Company issued 4,500 common shares with fair value of $4,275 for consulting services rendered.

During the quarter ended June 30, 2015, the Company issued 30,500 common shares for cash of $22,877.

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

Date: May 17, 2016	Earth Science Tech, Inc.

	By:	/s/ Matthew J. Cohen
Matthew J. Cohen
Chief Executive Officer (Principal Executive Officer)and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Ultimate Novelty Sports Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Matthew J. Cohen	C.E.O. and C.F.O.	May 17, 2016
Matthew J. Cohen