Form 10-Q/A
period 2015-09-30
Earth Science Tech, Inc.
filed 2016-05-23
CIK 1538495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10Q/A

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No X

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 20, 2016
Common Stock, $0.001 par value	39,463,528

EARTH SCIENCE TECH, INC.

PART 1 — FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

EARTH SCIENCE TECH, INC.

Index to
Condensed Consolidated Financial Statements

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to Earth Science Tech, Inc., (the “Company”) Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2015 amends and restates the Company’s Quarterly Report on Form 10-Q filed on November 19, 2015 (the “Initial 10-Q”).

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

EARTH SCIENCE TECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2015	March 31, 2015
	(Unaudited) (Restated)	(Restated)
Current Assets:
Cash	$42,863	$324,378
Accounts Receivable	6,910	-
Prepaid expenses	9,955	101,619
Inventory	207,228	235,588
Total current assets	266,956	661,585

Fixed Assets	74,118	65,854

Other Assets:
Patent, net	28,063	29,078
Deposits	21,698	17,211
Total other assets	49,761	46,289
Total Assets	$390,835	$773,728

LIABILITIES AND STOCKHOLDERS'S EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$85,689	$88,655
Notes payable - related parties	59,558	59,558
Accrued legal settlement	255,000	-
Total current liabilities	400,247	148,213
Total liabilities	400,247	148,213

Commitments and contingencies (See Note 11)

Stockholders' Equity:
Preferred shares, par value $0.001 per share, 10,000,000 shares authorized; 5,200,000 and 5,200,000 shares issued and outstanding as of September 30, 2015 and March 31, 2015 respectively	5,200	5,200
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 38,688,162 and 38,229,829 shares issued and outstanding as of September 30, 2015 and March 31, 2015 respectively	38,689	38,230
Additional paid-in capital	22,206,655	21,998,214
Accumulated deficit	(22,259,956)	(21,416,129)
Total stockholders' equity	(9,412)	625,515
Total Liabilities and Stockholder's Equity	$390,835	$773,728

See accompanying notes to unaudited condensed consolidated financial statements

EARTH SCIENCE TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2015	2014	2015	2014
	(Restated)	(Restated)	(Restated)	(Restated)
Revenue	$115,443	$6,600	$197,051	$6,600
Cost of Revenues	141,256	4,582	191,919	4,582
Gross Profit (loss)	(25,813)	2,018	5,132	2,018

Operating Expenses:

Marketing Expense	47,634	90,255	66,020	177,755
Compensation - officers	15,542	75,000	45,542	125,000
General and administrative	106,425	52,183	270,370	104,621
Professional fees	201,810	10,538	209,677	42,377
Legal settlement	255,000	-	255,000	-
Research and development	-	12,152	-	12,152
Total operating expenses	626,411	240,128	846,609	461,905
Loss from Operations	(652,224)	(238,110)	(841,477)	(459,887)

Other Income (Expenses)
Interest expense	(1,191)	-	(2,382)	-
Interest income	8	39	32	65
Total other income (expenses)	(1,183)	39	(2,350)	65

Net loss before provision for income taxes	(653,407)	(238,071)	(843,827)	(459,822)

Provision for income taxes	-	-	-	-

Net loss	$(653,407)	$(238,071)	$(843,827)	$(459,822)

Loss per common share:
Loss per common share - Basic and Diluted	$(0.02)	$(0.01)	$(0.02)	$(0.01)

Weighted Average Common Shares Outstanding:
Basic and Diluted	38,590,249	37,292,082	38,346,210	37,213,343

See accompanying notes to unaudited condensed consolidated financial statements

EARTH SCIENCE TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended September 30,
	2015	2014
	(Restated)	(Restated)
Cash Flow From Operating Activities:
Net loss	$(843,827)	$(459,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	110,070	352,809
Depreciation and amortization	5,890	-
Provision for inventory impairment	78,146	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(6,910)	-
(Increase) Decrease in deposits	(4,487)	142,909
Decrease in prepaid expenses	60,119	-
Decrease in inventory	(49,786)	(187,960)
(Decrease) Increase in accounts payable	(2,966)	11,267
Increase in accrued settlement	255,000	-
Net Cash Used in Operating Activities	(398,751)	(140,797)

Investing Activities:
Fixed asset purchases	(13,139)	(1,738)
Net Cash Used in Investing Activities	(13,139)	(1,738)

Financing Activities:
Proceeds from issuance of common stock	130,375	299,000
Proceeds from notes payable-related party	-	20,953
Repayments of advances from related party	-	(166,511)
Net Cash Provided by Financing Activities	130,375	153,442
Net Increase (Decrease) in Cash	(281,515)	10,907

Cash - Beginning of Period	324,378	376,704
Cash - End of Period	$42,863	$387,611

Supplemental disclosure of non cash investing & financing actvities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements

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

In May 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-07, “F air Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) ” removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. This ASU is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity’s financial statements. Earlier application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

In August 2015, FASB issued Accounting Standards Update (“ASU”) No.2015-14, “ Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” defers the effective date ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU No. 2014-09. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

During the year ended March 31, 2015, the Company issued 50,000 shares of common stock pursuant to Royal Palm's consulting agreement. The shares were valued at fair value of $41,500. As of September 30, 2015, the Company has amortized $31,125. The remaining balance as of September 30, 2015 is $10,375 and is recorded as a prepaid expense.

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

During the six months ended September 30, 2015, the Company issued 275,000 common shares as payment to for marketing services valued at $261,250 to Royal Palm Consulting which was recorded as additional paid in capital as of March 31, 2015. (see note 5)

During the six months ended September 30, 2015, the Company issued 5,000 common shares with fair value of $4,750 to an officer for services rendered. (see note 5)

Note 5 — Stockholders' Equity

Shares authorized

Upon formation the total number of shares for all classes of stock which the Company is authorized to issue preferred stock in the amount of ten million (10,000,000), par value $.001 per share and issue common stock in the amount of seventy-five million (75,000,000), par value $.001 per share.

Common stock

During the quarter ended December 31, 2015, the Company issued 50,000 shares of common stock pursuant to Royal Palm's consulting agreement for web marketing services for the period of December 2014 through December 2015. As of September 30, 2015, the fair value of the shares has been re-measured and the related expense has been recorded as follows: Fair value of the shares at September 30, 2015 and March 31, 2015 was $41,500 and $57,500 for the six months ended September 30, 2015. For the three and six months ended September 30, 2015, the company has expensed $16,000 and $31,545, respectively leaving the remaining balance of $9,955 recorded as a prepaid expense. As of March 31, 2015, $14,375 was expensed leaving a balance of $43,125 and was recorded as a prepaid expense.

During the six months ended September 30, 2015, the Company issued 275,000 common shares as payment to for marketing services valued at $261,250 to Royal Palm Consulting which was recorded as additional paid in capital as of March 31, 2015. (see note 4)

During the six months ended September 30, 2015, the Company issued 5,000 common shares with a fair value of $4,750 to an officer for services rendered. (see note 4)

During the six months ended September 30, 2015, the Company issued 4,500 common shares with fair value of $4,275 for consulting services rendered.

During the six months ended September 30, 2015, the Company issued 173,833 common shares for cash of $130,375.

During the six months ended September 30, 2015, the Company accrued 100,000 shares as payment for services valued at $85,500 to an employee of the Company which was recorded as additional paid in capital.

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

Note 8-Restatement

The Company had restated the September 30, 2015 balance sheet, income statement and cash flow statement as originally presented in its Financial Statements file with its 2015 10-Q filed on November 19, 2015

Changes to Condensed Balance Sheet	September 30, 2015
	As Previously Reported	Adjustment	As Reported
Prepaid Marketing	$21,875	$(11,920)	$9,955
Additional Paid in Capital	22,167,155	39,500	22,206,655

Changes to Condensed Statement of Operations	Six months Ended September 30, 2015
	As Previously Reported	Adjustment	As Reported
Marketing	355,110	(289,090)	66,020
General and Administrative	184,870	85,500	270,370

	Three months Ended September 30, 2015
	As Previously Reported	Adjustment	As Reported
Marketing	70,054	(22,420)	47,634
General and Administrative	72,425	34,000	106,425

Changes to Condensed Statement of Cash Flow	Six months Ended September 30, 2015
	As Previously Reported	Adjustment	As Reported
Net Loss	(1,047,417)	203,590	(843,827)
Stock based compensation	314,025	(203,955)	110,070
Increase in prepaid expense	59,754	365	60,119

Note 9 — Prepaid Expenses

Prepaid Expenses represents the unamortized costs for the use of certain consultants pursuant to agreements executed and retainer for professional services. In consideration for these services, under certain consulting agreements, the Company issued 0 and 50,000 shares of common stock has been re-measured and the related expense to consultants with a fair value of $41,500 and $57,500 during the six-month period ended September 30, 2015 and the year ended March 31, 2015, respectively. The unamortized prepaid expense was $9,955 and $43,124 at September 30, 2015 and March 31, 2015, respectively.

Note 10— Fixed Assets

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

Note 11-Commitments

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

Consulting Agreements

During the year ended March 31, 2015, the Company issued 50,000 shares of common stock pursuant to Royal Palm's consulting agreement. The shares were valued at fair value of $41,500. As of September 30, 2015 and March 31, 2015, the Company has amortized $31,545 and $14,376, respectively. The remaining balance as of September 30, 2015 and March 31, 2015 is $9,955 and $43,124, respectively and is recorded as a prepaid expense.

On March 6, 2015, Earth Science Tech, Inc., entered into a License and Distribution Agreement with I Vape Vapor, Inc. a Minnesota corporation. The purpose of the License and Distribution Agreement is for Earth Science Tech, Inc. to license to I Vape Vapor, Inc. its use of Earth Science Tech's "Ultra-High Grade CBD Rich Hemp Oil," for use in I Vape Vapor, Inc.'s E-Cigarettes within the United States of America, its territories and possessions only. I Vape Vapor shall pay for the bottling, formulating, flavoring, labels, and any other elements necessary to produce the finished e-liquid consumable with Earth Science Tech agreeing to reimburse I Vape Vapor for its costs off the top. After deduction of the respective cost elements of the parties and reimbursement thereof, the parties shall divide the net proceeds 50% to Earth Science Tech and 50% to I Vape Vapor except where sales have been originated, produced or referred by Earth Science Tech, in which case the division shall be 65% to Earth Science Tech and 35% to I Vape Vapor. For the six month period ended September 30, 2015 the Company recognized $11,190 in revenue. As of June 11, 2015, the licensee was in default and the Company terminated the agreement.

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

Operating Costs and Expenses

Total operating costs of $626,411 for the three months ended September 30, 2015 were at a higher level in comparison to the total operating costs of $240,128 for the three months ended September 30, 2014. The higher operating costs were the result of the Company’s activities associated with marketing, professional services and legal settlements. During the quarter ended September 30, 2015 we worked on more projects to include the implementation of marketing, advertising and social media campaigns as compared to the same period in our fiscal 2014. As a result we have incurred an increase in operating costs.

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

Operating Costs and Expenses

The major components of our expenses for the six months ended September 30, 2015 and 2014 are outlined in the table below:

	Six Months Ended September 30, 2015	Six Months Ended September 30, 2014
Professional fees	$209,677	$42,377
Marketing	66,020	177,755
Officer compensation	45,542	125,000
Legal settlement	255,000	-
Research and development	-	12,152
General and administrative	270,370	104,621
	$846,609	$461,905

Total operating costs for the six months ended September 30, 2015 were at a higher level compared to the total operating costs for the six months ended September 30, 2014. During the six months ended September 30, 2015 we experienced $209,677 in professional fees, $66,020 in marketing, $255,000 in legal settlements and $270,370 in general and administrative cost. During the quarter ended September 30, 2015 we worked on more projects compared to the same period in our fiscal 2014. As a result, we have incurred an increase in professional fees, and other operating costs.

General and administrative costs represent bank charges, office expenses, rent and filing fees.

Liquidity and Capital Resources

Working Capital	September 30, 2015	March 31, 2015
Current Assets	$266,956	$661,585
Current Liabilities	$(400,247)	$148,213
Working Capital	$(133,291)	$513,372

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	Six Months Ended September 30, 2015	Six Months Ended September 30, 2014
Cash used in operating activities	$(398,751)	$(140,797)
Cash used in investing activities	$(13,139)	$(1,738)
Cash provided by financing activities	$130,375	$153,442
Net increase (decrease) in cash	$(281,515)	$10,907

Cash Flows from Operating Activities
Our cash used in operating activities of $398,751 for the six months ended September 30, 2015 was primarily the result of incurring a net loss of 843,827, decrease in inventory which was offset by stock based compensation, inventory impairment and accrued legal settlement.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including chief executive officer and chief operating officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief operating officer concluded as of the evaluation date that our disclosure controls and procedures were not effective due to the company’s failure to properly value stock transactions and to sufficiently safeguard inventory. The material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Management has implemented the following internal controls to mitigate future inventory shrinkage:

•	Moved the inventory into a controlled access room and limited who has access to the inventory

•	Perform periodic and surprise counts and inspect incoming inventory

•	Updated security systems and security codes for entry into the Company's building

•	Upgraded security controls for the accounting system

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

Date: May 20, 2016	EARTH SCIENCE TECH, INC.

	By:	/s/ Matthew J. Cohen
Matthew J. Cohen
Chief Financial Officer

	By:	/s/ Nickolas Tabraue
Nickolas Tabraue
Chief Operations Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Earth Science Tech, Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Matthew J. Cohen	C.F.O.	May 20, 2016
Matthew J. Cohen

/s/ Nickolas Tabraue	C.O.O.	May 20, 2016
Nickolas Tabraue