Form 10-Q
period 2015-12-31
Earth Science Tech, Inc.
filed 2016-06-01
CIK 1538495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No X

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 1, 2016
Common Stock, $0.001 par value	39,463,528

 EARTH SCIENCE TECH, INC.

TABLE OF CONTENTS

PART 1 — FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

EARTH SCIENCE TECH, INC.

Index to
Condensed Consolidated Financial Statements

EARTH SCIENCE TECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31 2015	March 31, 2015
Current Assets:	(Unaudited)

Cash	$123,811	$324,378
Prepaid expenses	‐	101,619
Inventory	165,770	235,588
Total current assets	289,581	661,585

Property and equipment , net	71,290	65,854

Other Assets:
Patent, net	27,556	29,078
Deposits	21,698	17,211
Total other assets	49,254	46,289
Total Assets	$410,125	$773,728

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$208,817	$88,655
Notes payable ‐ related parties	59,558	59,558
Accrued settlement	236,250	‐
Total liabilities	504,625	148,213

Commitments and contingencies

Stockholders’ (Deficit)/Equity:
Convertible preferred stock with liquidation preferencce, par value of $0.001 per share, 10,000,000 shares authorized; 5,200,000 shares issued and outstanding	5,200	5,200
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 39,570,662 and 38,229,829 shares issued and outstanding as of December 31, 2015 and March 31, 2015 respectively	39,571	38,230
Additional paid‐in capital	22,388,272	21,998,214
Accumulated deficit	(22,527,543)	(21,416,129)
Total stockholders’ (Deficit)/Equity	(94,500)	625,515
Total Liabilities and Stockholders'(Deficit)/Equity	$410,125	$773,728

See accompanying notes to condensed consolidated financial statements

EARTH SCIENCE TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2015	2014	2015	2014

Revenue	$173,995	$14,251	$371,046	$20,851
Cost of revenues	96,453	15,416	288,372	19,998
Gross Profit (loss)	77,542	(1,165)	82,674	853

Operating Expenses:

Marketing	(17,045)	115,402	48,975	293,157
Compensation ‐ officers	67,000	231,000	112,542	356,000
General and administrative	145,407	(26,165)	415,777	78,456
Professional fees	11,350	198,971	221,027	241,348
Consulting Fees‐related party	‐	7,072,000	‐	7,072,000
Cost of legal proceedings	137,227	‐	392,227	‐
Research and development	‐	2,681	‐	14,833
Total operating expenses	343,939	7,593,889	1,190,548	8,055,794
Loss from Operations	(266,397)	(7,595,054)	(1,107,874)	(8,054,941)

Other Income (Expenses)
Interest expense	(1,190)	(3,443)	(3,572)	(3,443)
Interest income	‐	45	32	110
Total other income (expenses)	(1,190)	(3,398)	(3,540)	(3,333)

Net loss before income taxes	(267,587)	(7,598,452)	(1,111,414)	(8,058,274)

Income taxes	‐	‐	‐	‐

Net loss	$(267,587)	$(7,598,452)	$(1,111,414)	$(8,058,274)

Loss per common share:
Loss per common share ‐ Basic and Diluted	$(0.01)	$(0.20)	$(0.03)	$(0.22)

Weighted Average Common Shares Outstanding:
Basic and Diluted	38,924,418	37,625,461	38,548,246	37,351,215

See accompanying notes to condensed consolidated financial statements

EARTH SCIENCE TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended December 31,
	2015	2014
Cash Flow From Operating Activities:
Net loss	$(1,111,414)	$(8,058,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock‐based compensation	161,650	7,860,051
Depreciation and amortization	9,225	‐
Inventory impairment	78,146	‐
Changes in operating assets and liabilities:
(Increase) Decrease in deposits	(4,487)	111,589
Decrease in prepaid expenses	58,494	‐
Increase in inventory	(8,328)	(197,828)
Increase in accounts payable and accrued liabilities	120,163	25,616
Increase in accrued settlement	236,250	‐
Net Cash Used in Operating Activities	(460,301)	(258,846)

Investing Activities:
Purchases of property and equipment	(13,140)	(53,783)
Intangible asset purchases	‐	(25,000)
Net Cash Used in Investing Activities	(13,140)	(78,783)

Financing Activities:
Proceeds from issuance of common stock	272,874	299,000
Proceeds from notes payable‐related party	‐	20,953
Repayments of advances from related party	‐	(166,511)
Net Cash Provided by Financing Activities	272,874	153,442
Net Decrease in Cash	(200,567)	(184,187)

Cash ‐ Beginning of Period	324,378	376,704
Cash ‐ End of Period	$123,811	$192,517

Supplement Disclosure of Non Cash Investing and Financing Activities:
Reversal of prepaid expenses and additional paid in capital due to re-measurement of shares issued for web marketing services	$43,125	$-

See accompanying notes to condensed consolidated financial statements

EARTH SCIENCE TECH, INC
Notes to Condensed Consolidated Financial Statements

Note 1 — Organization and Operations

      Earth Science Tech, Inc. ("ETST") was incorporated under the laws of the State of Nevada on April 23, 2010. ETST is a unique biotechnology company focused on cutting edge nutraceuticals and bioceuticals designed to excel in industries such as health, wellness, nutrition, supplement, cosmetic and alternative medicine to improve illnesses and the quality of life for consumers worldwide. The Company sells its products through its retail store located in Coral Gables Florida and through the internet. ETST is currently focused on delivering nutritional and dietary supplements that help with treating symptoms such as: chronic pain, joint pain, inflammation, seizures, high blood pressure, memory loss, depression, weight management, nausea and aging. This may include products such as vitamins, minerals, herbs, botanicals, personal care products, homeopathies, functional foods, and other products. These products will be in various formulations and delivery forms including capsules, tablets, soft gels, chewables, liquids, creams, sprays, powders, and whole herbs.

      During 2015, ETST entered into a license and distribution agreement to provide its Cannabidiol oil to retailers in the vaping industry.

Note 2 — Summary of Significant Accounting Policies

 Basis of presentation

      The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company, Nutrition Empire Inc. and Earth Science Tech Vapor One, Inc. (the "Company") as of December 31, 2015.

      The unaudited condensed consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 2015 contained in the Company's Annual Report. on Form 10-K/A filed with the SEC on May 10, 2016. The results of operations for the nine months ended December 31, 2015, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ended March 31, 2016.

      The consolidated balance sheet as of March 31, 2015 contained herein has been derived from audited financial statements. The audited financial statements contained an explanatory paragraph in the Report of the Independent Registered Public Accounting Firm regarding substantial doubt about the Company's ability to continue as a going concern.

      We operate through two wholly owned subsidiaries which provide products, marketing and distribution. As of December 2014, Nutrition Empire, Inc. was opened as a brick and mortar retail store that provides health, wellness, sports nutrition and dietary supplement products at competitive prices. In March 2015, the Company created Earth Science Tech Vapor One, Inc., a license and distribution company allowing us entry in the maturing marketplace of the vaping industry. Our licensing relationship gives us the market mobility, allowing us to capture the emerging market offering our Cannabidiol oil to our retail partners as demand emerges.

      All intercompany balances and transactions have been eliminated on consolidation.

Use of estimates and assumptions

      The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

      The Company's significant estimates and assumptions include the fair value of financial instruments; the accrual of the legal settlement, the carrying value recoverability and impairment, if any, of long-lived assets, including the estimated useful lives of fixed assets; the valuation allowance of deferred tax assets; stock based compensation, the valuation of the inventory reserves and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

Carrying value, recoverability and impairment of long-lived assets

      The Company follows Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC’) 360 to evaluate its long-lived assets. The Company's long-lived assets, which include property and equipment and a patent are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

      The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company's overall strategy with respect to the manner or use of the acquired assets or changes in the Company's overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company's stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

      Through December 31, 2015 the Company has not experienced impairment losses on its long-lived assets.

Related parties

      The Company follows ASC 850 for the identification of related parties and disclosure of related party transactions.

      Pursuant to this ASC related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Commitments and contingencies

      The Company follows ASC 450 to account for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. This may result in contingent liabilities that are required to be accrued or disclosed in the financial statements. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Revenue recognition

      The Company follows ASC 605 for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv)  collectability is reasonably assured.

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

      The Company recognizes its retail store revenue at point of sale, net of sales tax.

Inventories

      Inventories consist of various types of nutraceuticals and bioceuticals at the Company's retail store and main office. Inventories are stated at the lower of cost or market using the first in, first out (FIFO) method. A reserve is established if necessary to reduce excess or obsolete inventories to their net realizable value.

Cost of Sales

      Components of costs of sales include product costs, shipping costs to customers and any inventory adjustments.

Shipping and Handling Costs

      The Company includes shipping and handling fees billed to customers as revenues and shipping and handling costs for shipments to customers as cost of revenues.

Income taxes

      The Company follows ASC 740 in accounting for income taxes. Deferred tax assets and liabilities are determined based on the estimated future tax effects of net operating loss carryforwards and temporary differences between the tax bases of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. The Company records a valuation allowance for its deferred tax assets when management concludes that it is not more likely than not that such assets will be recognized.

      The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2015 and March 31, 2015, the Company has not recorded any unrecognized tax benefits.

      Interest and penalties related to liabilities for uncertain tax positions will be charged to interest and operating expenses, respectively.

Net loss per common share

      The Company follows ASC 260 to account for earnings per share. Basic earnings per common share calculations are determined by dividing net results from operations by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share calculations are determined by dividing net results from operations by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

      As of December 31, 2015 and March 31, 2015, the Company has 333,332 warrants that are anti-dilutive and not included in the calculation of diluted loss per share.

Cash flows reporting

      The Company follows ASC 230 to report cash flows.  This standard classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method ("Indirect method") as defined by this standard to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports separately information about investing and financing activities not resulting in cash receipts or payments in the period pursuant this standard.

Stock based compensation

      The Company follows ASC 718 in accounting for its stock based compensation to employees.  This standard states that compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.  The Company values stock based compensation at the market price of the Company’s common stock as of the date in which the obligation for payment of service is incurred.

      The Company accounts for transactions in which service are received from non-employees in exchange for equity instruments based on the fair value of the equity instrument exchanged in accordance with ASC 505-50.

Property and equipment

      Property and equipment is recorded at cost net of accumulated depreciation.  Depreciation is computed using the straight-line method based upon the estimated useful lives of the respective assets as follows:

Leasehold improvements	Shorter of useful life or term of lease
Signage	5 years
Furniture and equipment	5 years
Computer equipment	5 years

      The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from accounts and any resulting gains or losses are included in operations.

Recently issued accounting pronouncements

      In June 2014, FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers". The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition — Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update was originally effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015, FASB issued ASU No.2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” which deferred the effective date ASU No. 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

      In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. We do not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

      In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern", which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on the consolidated financial statements. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our financial statements disclosures.

      In July 2015, FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. This ASU more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS).  The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this ASU should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

      All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

Intangible Assets

      In October 2014, the Company acquired a patent that is being amortized over its useful life of fifteen years in accordance with ASC 350, "Intangibles - Goodwill and Other". The Company purchased the patent through a cash payment of $25,000. Additionally, the Company capitalized patent fees of $5,430. The Company's balance of intangible assets on the condensed consolidated balance sheet net of accumulated amortization is $27,556 and $29,078 at December 31, 2015 and March 31, 2015, respectively. Amortization expense related to the intangible assets was $1,522 and $0, respectively for the nine months ended December 31, 2015 and 2014.

Reclassification

      Certain amounts from the prior period have been reclassified to conform to the current period presentation.

Note 3 — Going Concern

      The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2015, the Company had negative working capital, an accumulated deficit of $22,527,543 and was in negotiations to extend the maturity date on notes payable that are in default. This raises a substantial doubt about the Company’s ability to continue as a going concern.

      While the Company is attempting to generate sufficient revenues, the Company's cash position may not be sufficient to pay its obligations and support the Company's daily operations. Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues may provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate sufficient revenues.

      The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 — Related Party Balances and Transactions

       During 2014, a former stockholder provided funds to the Company evidenced by 8% uncollateralized notes payable due September 30, 2014. As of December 31, 2015 and March 31, 2015, the Company had $59,558 of these notes payable which are in default. The Company is in current negotiations to extend the maturity of these notes for an additional 2 years.  Interest expense for the nine months ended December 31, 2015 and 2014 was $3,572 and $3,443, respectively.

      During the nine months ended December 31, 2014, $7,072,000 of consulting fees were paid by the Company to its majority stockholder Majorca Group, Ltd., in connection with services provided pursuant to a founder’s agreement. These fees were paid through the issuance of the Company’s preferred stock in prior periods.

During the year ended March 31, 2015, the Company issued 50,000 shares of common stock to Royal Palm Consulting, a majority stockholder, pursuant to a consulting agreement for web marketing services for the period December 2014 through December 2015. The fair value of the shares issued were recorded as prepaid marketing at March 31, 2015 and were re-measured until performance was completed in December 31, 2015, with the related expenses recorded over the service period. The final fair value of the 50,000 shares issued was $14,500 using the fair market value of the Company's stock in December 2015 when performance was complete. Marketing expense (income) for the three and nine month periods ended December 31, 2015 was ($16,625) and $125, respectively, pertaining to these services.

Pursuant to the consulting agreement, Royal Palm Consulting was also issued 275,000 common shares in April 2015 for marketing services that were performed as of March 31, 2015. The shares were valued at $261,250 and fully expensed as of March 31, 2015. No expense related to these shares was recorded for the three and nine months ended December 31, 2015.

During the nine months ended December 31, 2015 and 2014, the Company issued 100,000 and 300,000 common shares with a fair value of $67,000 and $356,000, respectively, to officers as compensation.

Note 5 — Stockholders' Equity

      During the nine months ended December 31, 2015, the Company issued 856,333 common shares for cash of $272,874.

In December 2015, the Company issued 200,000 fully vested common shares with a fair value of $152,500 as compensation to an employee who became an officer in October 2015. Of the shares issued, 150,000 shares were for compensation earned by the employee at the rate of 50,000 shares per quarter during the quarters ended June 30, 2015, September 30, 2015 and December 31, 2015: and 50,000 shares as a bonus pursuant to the employee’s promotion to the position of  chief operations officer during the quarter ended December 31, 2015.  Compensation expense of $67,000 for the time he was an officer has been presented as compensation-officers, while compensation of  $85,500 for the time he was an employee has been presented as general and administrative expense in the accompanying Condensed Consolidated Statement of Operations for the nine months December 31, 2015. The expense for the three-month period ended December 31, 2015 is $67,000 and is presented as compensation-officer.

Pursuant to the consulting agreement, Royal Palm Consulting was also issued 275,000 common shares in April 2015 for marketing services that were performed as of March 31, 2015. The shares were valued at $261,250 and fully expensed as of March 31, 2015. No expense related to these shares was recorded for the three and nine months ended December 31, 2015.

      During the nine months ended December 31, 2015, the Company issued 9,500 fully vested common shares with fair value of $9,025 for marketing services by various parties.

Note 6 — Stock Purchase Warrants

      During the year ended March 31, 2015, the Company issued 333,332 warrants to purchase common stock in connection with the issuance of an equity investment. A summary of the change in stock purchase warrants for the nine months ended December 31, 2015 is as follows:

	Warrants Outstanding	Exercise Price	Remaining Contractual Life (Years)
Warrants outstanding—March 31, 2015	333,332	$.75	.9
Warrants issued	-	-	-
Warrants expired	-	-	-
Warrants exercised	-	-	-
Balance, December 31, 2015	333,332	$.75	.4

The balance of outstanding and exercisable common stock warrants at December 31, 2015 is as follows:

Number of Warrants Outstanding	Exercise Price	Remaining Contractual Life (Years)
333,332	$0.75	.4

Note 7 - Commitments and contingencies

Legal Proceedings

      The Company is engaged in a legal controversy in arbitration with a former supplier, Cromogen Biotechnology Corporation ("Cromogen"). Cromogen did not perform in accordance with its contract to supply high quality hemp oil to the Company on a consistent and timely manner. In accordance with the arbitration clause stipulated by the contract, in the arbitration proceeding, the Company filed a counterclaim and affirmative defenses to Cromogen’s claims for damages.  The Company also filed a legal action in the courts of Florida against Cromogen, its principals and related companies, wherein fraud is alleged in connection with Cromogen’s representations regarding the formulation and quality of the hemp oil supplied.  The legal action in the Florida courts has been stayed by court order. The arbitration, is pending in New York City, as agreed in the contract. Cromogen has alleged damages of a direct and consequential nature. The Company filed a counterclaim for damages sustained as a proximate result of Cromogen’s deficient and defective performance. The Company made settlement offers to Cromogen, however, such offers have been rejected.  Due to the arbitration administrator's rules, the arbitration proceeding has been on hiatus since the end of January 2016.  As a result, no arbitration decision has been issued as of the date of this filing.  Management has consulted with legal counsel and has recorded an estimated accrual based on the probability of an arbitration award and legal fees against the Company of $225,000 as of December 31, 2015.

      On July 21, 2015 the Company filed a lawsuit in Palm Beach County, Florida, for a claim against its former CEO, Dr. Harvey Katz and his administrative assistant, asserting various counts such as Breach of Contract, Unjust Enrichment, Negligence, Conspiracy and Conversion.  On November 9, 2015 the Company and the plaintiffs entered into a settlement agreement and the Company agreed to make a total payment of $31,000 to Dr. Katz and his administrative assistant. As part of the settlement agreement, 500,000 shares of the Company's common stock previously issued to the plaintiffs as compensation were returned to the Company and cancelled on February 4, 2016 (see note 8). The Company had an Employment Agreement with its former CEO which called for issuance of $50,000 worth of restricted common shares per quarter as compensation for his services which was terminated on May 10, 2015. As of December 31, 2015, accrued cost of legal proceeding includes $11,250 related to the remaining payment on this settlement.

Employment Agreement

The Company is a party to an employment agreement with its chief operations officer through October 9, 2016. The terms of the agreement requires the Company to pay its chief operations officer a monthly salary of $6,000 and 50,000 fully vested shares of the Company's common stock at the end of each quarter. This agreement is cancelable by either party giving thirty days' notice.

Consulting Agreement

      Effective May 1, 2015, the Company entered into a Product Development and Marketing Agreement with Majorca Group, Inc. ("Developer") a principal stockholder for cash compensation equal to 15% of certain net sales. Under the Agreement, the Company engaged Majorca to assist with the development and marketing of new product lines and to effect introductions of business prospects to the Company. This Agreement shall terminate on the 30th day of April, 2018 and is renewable for a second term of three years at the option of the Developer by 60-day notice to the Company prior to the expiration of the first term. There have been no commissions paid during the periods pursuant to this agreement.

Lease Agreements

      On July 18, 2014, the Company's wholly owned subsidiary, Nutrition Empire Inc. entered into a five year retail store lease agreement in Coral Gables, Florida commencing December 1, 2014 through November 30, 2019 for aggregate rent of $223,725. The amount is to be paid monthly over the term of the lease term. A deposit of $17,211 was tendered to secure the lease.

      In April, 2015, the Company entered into an office lease covering its new Boca Raton, Florida headquarters. The lease term is for three years commencing on July 1, 2015. The monthly rent including sales tax is $1,908 and fixed at this amount for the next three years. A deposit of $3,816 was tendered to secure the lease.

      Rent expense for the nine months ended December 31, 2015 and 2014 was $48,219 and $8,463, respectively

Note 8-Subsequent Events

      On January 21, 2016, Joseph Pavlik, was terminated from his position as Chief Executive Officer and Director of the Company. Mr. Pavlik was terminated as a result of his refusal to rescind certain matters related to a corporate opportunity that he entered into with a competitor during January 2016.

      On January 21, 2016, Matthew Cohen was appointed to interim Chief Executive Officer of the Company and was appointed to the board of directors. Mr. Cohen also acts as the interim Chief Financial Officer.

      On February 4, 2016, the Company received and cancelled 400,000 shares of its previously issued common stock from Dr. Katz and 100,000 shares previously issued to his administrative assistant pursuant to a settlement agreement.

      From January 1, 2016 through April 30, 2016 the Company sold 419,284  shares of common stock for cash of $101,750.

During the fourth quarter ending March 31, 2016, 50,000 shares were issued as compensation to the Chief Operations Officer of the Company.

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

Our common stock has been quoted on the OTC Bulletin Board since August 29, 2012, under the symbol “UNOV”. UNOV was Depository Trust Company eligible effective October 4, 2012.

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

We also provide initial marketing services with opening purchase orders to suit our customers’ marketing needs. Our services include direct marketing, search engine optimization, public relations, email marketing, social media marketing and development of referral programs.

Results of Operations

For the Three Months ended December 31, 2015 compared to the Three Months ended December 31, 2014

Revenue

The Company’s gross revenue for the three months ended December 31, 2015, was $173,995 compared to $14,251 for the same period in 2014 as a result of the opening of our retail store in Coral Gables, Florida in December 2014 coupled with an increased internet marketing initiative. Cost of revenues for the three months ended December 31, 2015 was $96,453 compared to $15,416 for the same three-month period ended December 31, 2014 which resulted in a gross profit of $77,542 for the three months ended December 31, 2015 compared to a negative gross profit of $1,165 for the three months ended December 31, 2014. The increase in gross profit is due to the opening of the retail store and from the increased blend of products to include a concentration of hemp/cbd oil with higher margins along with our stores supplements and nutriceuticals.

Operating Costs and Expenses

The major components of our expenses for the three months ended December 31, 2015 and 2014 are outlined in the table below:

	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014
Professional fees	$11,350	$198,971
Consulting fees-related party	-	7,072,000
Marketing	(17,045)	115,402
Officer compensation	67,000	231,000
Cost of legal proceedings	137,227	-
Research and development	-	2,681
General and administrative	145,407	(26,165)
	$343,939	$7,593,889

Total operating costs of $343,939 for the three months ended December 31, 2015 were much lower in comparison to the total operating costs of $521,889 for the three months ended December 31, 2014, excluding consulting fees. The decrease in operating costs from the 2014 period as compared to the 2015 period consisted of decreases in professional fees, marketing fees and officer compensation. The decrease in professional fees was the result of higher accounting fees, patent related legal fees and filing fees related to the December 2014 restatement of prior periods financial statements. Marketing expense decreased compared to that related to the 2014 period due to increased marketing/multi-media pertaining to the opening of our retail store in 2014 plus remeasurement of 50,000 Royal Palm shares created $38,920 marketing income during the 2015 quarter. Officer compensation also decreased from the 2014 period due to stock compensation paid to the predecessor chief executive office in 2014 (none in 2015).

These decreases were partially offset by increases in both cost of legal proceedings and in general and administrative expenses. The increase in cost of legal proceedings resulted from the accrual of additional legal expenses associated with the Company's litigation with a former supplier. The increase in general and administrative expenses during the 2015 period was primarily due to a restatement of certain balances during the 2014 period.

General and administrative costs represent bank charges, office expenses, rent and filing fees.

For the Nine Months ended December 31, 2015 compared to the Nine Months ended December 31, 2014

Revenue

Our gross revenue for the nine months ended December 31, 2015, was $371,046 compared to $20,851 for the same period in 2014 as a result of the opening of our retail store in Coral Gables, Florida in December 2014, coupled with an increased internet marketing initiative. Our cost of revenues for the same period ended December 31, 2015, was $288,372 (December 31, 2014: $19,998) resulting in a gross profit of $82,674 for December 31, 2015 (December 31, 2014: $853). The increase in gross profit is due to the opening of the retail store and the increased blend of products to include a concentration of hemp/cbd oil with higher margins along with our stores supplements and nutriceuticals.

Operating Costs and Expenses

The major components of our expenses for the nine months ended December 31, 2015 and 2014 are outlined in the table below:

	Nine Months Ended December 31, 2015	Nine Months Ended December 31, 2014
Professional fees	$221,027	$241,348
Marketing	48,975	293,157
Consulting fees-related party	-	7,072,000
Officer compensation	112,542	356,000
Cost of legal proceedings	392,227	-
Research and development	-	14,833
General and administrative	415,777	78,456
	$1,190,548	$8,055,794

Total operating costs of $1,190,548 for the nine months ended December 31, 2015 were at a higher level in comparison to the total operating costs of $983,794, for the nine months ended December 31, 2014, excluding consulting fees. The higher operating costs during the nine months ended December 31, 2015, were the result of a charge for the estimated cost of legal proceedings and an increase in general and administrative expenses which included increases in salaries, rent and store costs. The latter was partially offset by a decrease in officer compensation due to the previous chief executive officer and lower marketing expenses paid to related parties under consulting agreements.

General and administrative costs represent bank charges, office expenses, rent and filing fees.

Liquidity and Capital Resources

Working Capital	December 31, 2015	March 31, 2015

Current Assets	$289,581	$661,585
Current Liabilities	$(504,625)	$(148,213)
Working Capital	$(215,044)	$513,372

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	Nine Months Ended December 31, 2015	Nine Months Ended December 31, 2014

Cash used in operating activities	$(460,301)	$(258,846)
Cash used in investing activities	$(13,140)	$(78,783)
Cash provided by financing activities	$272,874	$153,442
Net decrease in cash	$(200,567)	$(184,187)

Cash Flows from Operating Activities

Our cash used in operating activities of $460,301 for the nine months ended December 31, 2015 was primarily the result of incurring a net loss of $1,111,414.

Cash Flows from Investing Activities

Our cash used in investing activities of $13,140 for the nine months ended December 31, 2015 was primarily the result of purchasing computers and phone equipment.

Cash Flows from Financing Activities

Our cash provided by financing activities of $272,874 for the nine months ended December 31, 2015 was primarily the result of common stock issued.

Future Financings

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from outside sources to meet our future obligations. We do not have any arrangements in place for any future equity financing. This raises a substantial doubt about the Company’s ability to continue as a going concern.

At December 31, 2015, the Company had negative working capital, an accumulated deficit of $22,527,543 and was in negotiations to extend the maturity date on notes payable that are in default.

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

From January 1, 2016 through April 30, 2016 the Company sold 419,284  shares of common stock for cash of $101,750.

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Off Balance Sheet Arrangements

As of December 31, 2015, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including chief executive officer and chief operating officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief operating officer concluded as of the evaluation date that our disclosure controls and procedures were not effective due to the Company's:

1)	Failure to properly value and record share-based transactions.
2)
Lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

3)	Inadequate segregation of duties consistent with control objectives.
4)	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.
5)	Ineffective controls over period end financial disclosure and reporting processes.
6)	Insufficient documentation to support share-based transactions.
7)	Failure to properly safeguard inventory.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occured during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than:

•	Updated security systems and security codes for entry into the Company's premises.

•	Upgraded security controls for inventory entry into its accounting system.

•
All stock based compensation will be reviewed in advance of issuance by the Chief Executive Officer and Operations Officer to ensure that all share-based payments are being valued in accordance with Generally Accepted Accounting Principles.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is engaged in a legal controversy in arbitration with a former supplier, Cromogen Biotechnology Corporation ("Cromogen"). Cromogen did not perform in accordance with its contract to supply high quality hemp oil to the Company on a consistent and timely manner. In accordance with the arbitration clause stipulated by the contract, in the arbitration proceeding, the Company filed a counterclaim and affirmative defenses to Cromogen’s claims for damages. The Company also filed a legal action in the courts of Florida against Cromogen, its principals and related companies, wherein fraud is alleged in connection with Cromogen’s representations regarding the formulation and quality of the hemp oil supplied. The legal action in the Florida courts has been stayed by court order. The arbitration, is pending in New York City, as agreed in the contract. Cromogen has alleged damages of a direct and consequential nature. The Company filed a counterclaim for damages sustained as a proximate result of Cromogen’s deficient and defective performance. The Company made settlement offers to Cromogen. However, such offers have been rejected. Due to the arbitration administrator's rules, the arbitration proceeding has been on hiatus since the end of January 2016. As a result, no arbitration decision has been issued as of the date of this filing. Management has consulted with legal counsel and has recorded an estimated accrual based on the probability of an arbitration award and legal fees against the Company of $225,000 as of December 31, 2015.

On July 21, 2015 the Company filed a lawsuit in Palm Beach County, Florida, for a claim against its former CEO, Dr. Harvey Katz and his administrative assistant, asserting various counts such as Breach of Contract, Unjust Enrichment, Negligence, Conspiracy and Conversion. On November 9, 2015 the Company and the plaintiffs entered into a settlement agreement and the Company agreed to make a total payment of $31,000 to Dr. Katz and his administrative assistant. As part of the settlement agreement, 500,000 shares of the Company's common stock previously issued to the plaintiffs as compensation were returned to the Company and cancelled on February 4, 2016 (see note 8). The Company had an Employment Agreement with its former CEO which called for issuance of $50,000 worth of restricted common shares per quarter as compensation for his services which was terminated on May 10, 2015. As of December 31, 2015, accrued cost of legal proceeding includes $11,250 related to the remaining payment on this settlement.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than disclosed below, there were no unregistered sales of the Company's equity securities during the quarter ended December 31, 2015 that were not previously disclosed in a current report on Form 8-k.

During the nine months ended December 31, 2015 the Company issued 856,333 common shares for cash at $0.32 per share for total proceeds of $272,874. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

From January 1, 2016 through April 30, 2016 the Company sold 342,866 shares of common stock for cash of $75,000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On January 21, 2016, Joseph Pavlik was terminated from his position as Chief Executive Officer and Director of Company. Mr. Pavlik was terminated because he refused to rescind certain matters related to a corporate opportunity that he entered into with a competitor on January 13, 2016 and that corporate opportunity created a conflict of interest with the Company.

On January 21, 2016, Matthew Cohen was appointed interim Chief Executive Officer of the Company and was appointed to the board of directors. Mr. Cohen is currently Chief Financial Officer.

On February 4, 2016, the Company received and cancelled 400,000 shares of its previously issued common stock from Dr. Katz and 100,000 shares of previously issued stock to a consultant pursuant to a settlement agreement.

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

Date: June 1, 2016	EARTH SCIENCE TECH, INC.

	By:	/s/ Matthew J. Cohen
Matthew J. Cohen
Chief Executive Officer

	By:	/s/ Nickolas Tabraue
Nickolas Tabraue
Chief Operations Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Earth Science Tech, Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Matthew J. Cohen	C.E.O.	June 1, 2016
Matthew J. Cohen

/s/ Nickolas Tabraue	C.O.O.	June 1, 2016
Nickolas Tabraue