Form 10-Q
period 2018-06-30
Earth Science Tech, Inc.
filed 2018-09-05
CIK 1538495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File No. 000-55000

EARTH SCIENCE TECH CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	80-0961484
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8000 NW 31sth Street, Unit 19

Doral, FL 33122, USA

(Address of principal executive offices, zip code)

(305) 615-2118

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	[ ]		Accelerated filer	[ ]

Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Emerging Growth Company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):

Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of Common Stock, $0.001 par value, outstanding on June 30, 2018 was 47,942,475.

2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Earth Science Tech, Inc.

8000 NW 31st Street

Suite 19

Doral, FL 33122

(305)-615-2118

September 4, 2018

BF Borgers CPA PC

5400 W. Cedar Avenue

Lakewood, CO 80226

We are providing this letter in connection with your review of the Interim Financial Information of Earth Science Tech, Inc. as of June 30, 2018, for the purpose of determining whether any material modifications should be made to the interim financial information for it to conform with accounting principles generally accepted in the United States of America. We confirm that we are responsible for the fair presentation of the interim financial information in conformity with generally accepted accounting principles. We are also responsible for establishing and maintaining effective internal control over financial reporting.

Certain representations in this letter are described as being limited to matters that are material. Items are considered material, regardless of size, if they involve an omission or misstatement of accounting information that, in light of surrounding circumstances, makes it probable that the judgment of a reasonable person relying on the information would be changed or influenced by the omission or misstatement.

We confirm, to the best of our knowledge and belief, as of September 4, 2018, the following representations made to you during your review.

1)	The interim financial information referred to above has been prepared and presented in conformity with generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim financial information has been prepared on a basis consistent with prior interim periods and years and includes all disclosures necessary and required to be included by the laws and regulations to which the Company is subject.

2)	We have designed our internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of interim financial information for external purposes in accordance with generally accepted accounting principles.

3)	We have disclosed to you all deficiencies in the design or operation of internal control over financial reporting identified as part of our evaluation, including separately disclosing to you all such deficiencies that we believe to be significant deficiencies or material weaknesses in internal control over financial reporting.

4)	Management’s certification regarding internal control over financial reporting as of June 30, 2018 discloses any changes in the Company’s internal control over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

5)	We have made available to you all—

a)	Financial records and related data.

b)	Minutes of the meetings of stockholders, directors, and committees of directors, or summaries of actions of recent meetings for which minutes have not yet been prepared. All significant board and committee actions are included in the summaries.

6)	There have been no communications from the SEC or other regulatory agencies regarding noncompliance with, or deficiencies, in financial reporting practices.

7)	There are no material transactions that have not been properly recorded in the accounting records underlying the interim financial information.

8)	We are not aware of any uncorrected financial statement misstatements.

9)	We acknowledge our responsibility for the design and implementation of programs and controls to prevent and detect fraud.

10)	We have no knowledge of any fraud or suspected fraud affecting the Company involving:

a)	Management;

b)	Employees who have significant roles in internal control over financial reporting; or

c)	Others where the fraud could have a material effect on the interim financial information.

11)	We have no knowledge of any allegations of fraud or suspected fraud affecting the Company received in communications from employees, former employees, analysts, regulators, short sellers, or others.

12)	The Company has no plans or intentions that may materially affect the carrying value or classification of assets and liabilities.

13)	The following have been properly recorded or disclosed in the interim financial information:

a)	Related-party transactions, including sales, purchases, loans, transfers, leasing arrangements, and guarantees, and amounts receivable from or payable to related parties.

b)	Guarantees, whether written or oral, under which the Company is contingently liable.

c)	Significant estimates and material concentrations known to management that are required to be disclosed in accordance with the AICPA Statement of Position 94-6, Disclosure of Certain Significant Risks and Uncertainties.

14)	There are no:

a)	Violations or possible violations of laws or regulations whose effects should be considered for disclosure in the interim financial information or as a basis for recording a loss contingency.

b)	Unasserted claims or assessments that are probable of assertion and must be disclosed in accordance with FASB ASC 450 (formerly FASB Statement No. 5, Accounting for Contingencies).

c)	Other liabilities or gain or loss contingencies that are required to be accrued or disclosed by FASB ASC 450 (formerly FASB Statement No. 5).

15)	The Company has appropriately reconciled its general ledger accounts to their related supporting information. All reconciling items considered to be material were identified and included on the reconciliations and were appropriately adjusted in the interim financial information. All intracompany (and intercompany) accounts have been eliminated or appropriately measured and considered for disclosure in the interim financial information.

16)	The Company has satisfactory title to all owned assets, and there are no liens or encumbrances on such assets, nor has any asset been pledged as collateral. [j]

17)	The company has complied with all aspects of contractual agreements that would have a material effect on the interim financial information in the event of noncompliance.

18)	The company is not aware of any violation of the Foreign Corrupt Practices act.

19)	Our plans with respect to alleviating the adverse financial conditions that caused you to express substantial doubt about the Company’s ability to continue as a going concern are as follows:

a)	Continued loans and advances from shareholders and those associated with the company
b)	To the best of our knowledge and belief, no events have occurred subsequent to the balance sheet date and through the date of this letter that would require adjustment to or disclosure in the interim financial information referred to above.

Earth Science Tech, Inc.

Nickolas S. Tabraue,

President, Director, & Chairman

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	March 31, 2018
ASSETS

Current Assets:
Cash	$177,516	$72,038
Accounts Receivable(net allowance of $111,301 for both periods )	$64,426	$69,050
Prepaid expenses and other current assets	56	6,033
Inventory	132,290	134,784
Total current assets	374,288	281,905

Property and equipment, net	17,486	18,490

Other Assets:
Patent, net	37,639	38,740
Deposits	6,191	6,191
Total other assets	43,830	44,931
Total Assets	$435,604	$345,326

LIABILITIES AND STOCKHOLDERS’S EQUITY

Current Liabilities:
Accounts payable	$115,029	$80,439
Accrued expenses	$78,665	$93,987
Accrued settlement	231,323	231,323
Notes payable - related parties	59,558	59,558
Total current liabilities	484,575	465,307
Total liabilities	484,575	465,307

Commitments and contingencies

Stockholders’ (Deficit) Equity:
Convertible preferred stock with liquidation preference, par value of $0.001 pre share,10,000,000 shares authorized: 5,200,000 issued and outstanding	5,200	5,200
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 47,942,475 and 46,150,207 shares issued and outstanding as of June 30, 2018 and March 31, 2018 respectively	47,943	46,150
Additional paid-in capital	25,915,416	25,326,876
Accumulated deficit	(26,017,530)	(25,498,207)
Total stockholders’ (Deficit) Equity	(48,971)	(119,981)
Total Liabilities and Stockholders’ (Deficit) Equity	$435,604	$345,326

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three
	Months Ended	Months Ended
	June 30, 2018	June 30, 2017

Revenue	$166,891	$101,275
Cost of revenues	107,482	44,622
Gross Profit	59,409	56,653

Operating Expenses:

Compensation - officers	57,442	22,500
Officer Compensation Stock	98,000	40,000
Employee Compensation Stock	20,182	-
Marketing	29,267	39,949
General and administrative	171,435	251,877
Donations	-	-
Loss on disposal of assets	-	-
Professional fees	9,976	38,848
Bad Debt Expense	-	-
Cost of legal proceedings	125,994	4,295
Research and development	65,245	-
Total operating expenses	577,541	397,469

Loss from operations	(518,132)	(340,816)

Other Income (Expenses)
Interest expense	(1,191)	-
Interest income	-	-
Total other income (expenses)	(1,191)	-

Net loss before income taxes	(519,323)	(340,816)

Income taxes	-	-

Net loss	$(519,323)	$(340,816)

EARTH SCIENCE TECH. INC, AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THREE MONTHS ENDED JUNE 30, 2018

	Common Stock		Preferred Stock		Additional Paid-in	Accumalated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance-March 31, 2017	42,287,499	42,287	5,200,000	5,200	23,746,430	(23,784,568)	9,349

Common stock issued for cash	3,096,698	3,097			962,895		965,992
Common stock issued for services	533,010	533			447,009		447,542
Common stock issued for officer compensation	233,000	233			170,542		170,775
Common stock returned to company
Net Loss						(1,713,639)	(1,713,639)

Balance March 31, 2018	46,150,207	46,150	5,200,000	5,200	25,326,876	(25,498,207)	(119,981)

Common stock issued for cash	1,604,168	1,604			441,446		443,050
Common stock issued for services	40,000	40			29,060		29,100
Common stock issued for officer compensation	122,500	123			97,877		98,000
Common stock issued for employee compensation	25,600	26			20,157		20,183
Common stock returned to company
Net Loss						(519,323)	(519,323)

Balance June 30, 2018	47,942,475	$47,943	$5,200,000	$5,200	$25,915,416	$(26,017,530)	(48,971)

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2018	June 30, 2017
Cash Flow From Operating Activities:
Net loss	(519,323)	(340,816)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	118,183	40,000
Stock issued for services	29,100	180,258

Depreciation and amortization	2,105	1,003
Changes in operating assets and liabilities:
Increase/Decrease in deposits	-	-
Increase/Decrease in prepaid expenses and other current assets	(30,171)	(22,640)
Decrease/Increase in inventory	2,494	(36,650)
Increase in other assets
Increase in accrued settlement	-	-
Increase in accounts payable	60,040	(8,220)
Net Cash Used in Operating Activities	(337,572)	(187,065)

Investing Activities:
Purchases of property and equipment		1,101
Patent expenditures	-	-
Net Cash Used in Investing Activities	-	1,101

Financing Activities:
Proceeds from issuance of common stock	443,050	143,721
Proceeds from notes payable- related party	-	-
Repayment of advances from related party	-	-
Net Cash Provided by Financing Activities	443,050	143,721

Net Decrease in Cash	105,478	(42,243)

Cash - Beginning of period	72,038	192,942
Cash - End of period	177,516	150,699

Notes to Financials

For

Earth Science Tech Corporation

For the Period Ending

June 30, 2018

Note 1 — Organization and Nature of Operations

Earth Science Tech, Inc. (“ETST” or the “Company”) was incorporated under the laws of the State of Nevada on April 23, 2010. ETST is a unique biotechnology company focused on cutting edge nutraceuticals and Bioceuticals designed to excel in industries such as health, wellness, nutrition, supplement, cosmetic and alternative medicine to improve illnesses and the quality of life for consumers worldwide.. ETST is currently focused on delivering nutritional and dietary supplements that help with treating symptoms such as: chronic pain, joint pain, inflammation, seizures, high blood pressure, memory loss, depression, weight management, nausea and aging. ETSC products include vitamins, minerals, herbs, botanicals, personal care products, homeopathies, functional foods, and other products. These products are marketed in various formulations and delivery forms including capsules, tablets, soft gels, chewables, liquids, creams, sprays, powders, and whole herbs. During 2015, ETST entered into a license and distribution agreement to provide its Cannabidiol oil to retailers in the vaping industry.

Note 2 — Summary of Significant Accounting Policies

Basis of presentation

The Company’s accounting policies used in the presentation of the accompanying consolidated financial statements conform to accounting principles generally accepted in the United States of America (“US GAAP”) and have been consistently applied.

Principles of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiaries. The subsidiaries include Earth Science Tech Inc, Nutrition Empire Co. Ltd., Earth Science Vapor, Earth Science Pharmaceutical Inc., Kannabidioid Inc.

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

Carrying value, recoverability and impairment of long-lived assets

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC’) 360 to evaluate its long-lived assets. The Company’s long-lived assets, which include property and equipment and a patent are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Carrying value, recoverability and impairment of long-lived assets

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events. Impairment of changes, if any, are included in operating expenses.

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

Revenue recognition

The Company follows ASC 606 for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

Inventories

Inventories consist of various types of nutraceuticals and bioceuticals at the Company’s retail store and main office. Inventories are stated at the lower of cost or market using the first in, first out (FIFO) method. A reserve is established if necessary to reduce excess or obsolete inventories to their net realizable value.

Cost of Sales

Components of costs of sales include product costs, shipping costs to customers and any inventory adjustments.

Shipping and Handling Costs

The Company includes shipping and handling fees billed to customers as revenues and shipping and handling costs for shipments to customers as cost of revenues.

Research and development

Research and development costs are expensed as incurred. The Company’s research and development expenses relate to its engineering activities, which consist of the design and development of new products for specific customers, as well as the design and engineering of new or redesigned products for the industry in general.

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

As of June 30, 2018 the Company has no warrants that are anti-dilutive and not included in the calculation of diluted loss per share.

Cash flows reporting

The Company follows ASC 230 to report cash flows. This standard classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by this standard to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports separately information about investing and financing activities not resulting in cash receipts or payments in the period pursuant this standard.

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

Note 3 — Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At June 30, 2018, the Company had negative working capital, an accumulated deficit of $ 26,017,530 and was in negotiations to extend the maturity date on notes payable that are in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be sufficient to pay its obligations and support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues may provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 - Commitments and Contingencies

Legal Proceedings

Cromongen Biotechnology Corporation vs. Earth Science Tech, Inc. The Company is engaged in a legal controversy in arbitration with a former supplier, Cromogen Biotechnology Corporation (“Cromogen”). The Company claimed that Cromogen did not perform in accordance with its contract to supply high quality hemp oil to the Company on a consistent and timely manner. In accordance with the arbitration clause stipulated by the contract, in the arbitration proceeding, the Company filed a counterclaim and affirmative defenses to Cromogen’s claims for damages. The Company also filed a legal action in the courts of Florida against Cromogen, its principals and related companies, wherein fraud is alleged in connection with Cromogen’s representations regarding the formulation and quality of the hemp oil supplied. The legal action in the Florida courts has been stayed by court order.

Since then the Company has received a copy of the Final Award (the “Award”) from the Arbitration Panel that was rendered June 8, 2018. The Award denied the Company’s counterclaims and certain of Cromogen’s claims. However, the Award was ultimately in favor of Cromogen on three issues which came in at a total of $3,994,522.55. This consisted of a sum for breach of contract against the Company in the amount of $120,265.00, a sum for costs and fees against the Company in the amount of $111,057.55 and a sum for the claim of tortuous interference and conversion against the Company in the amount of $3,763,200.00 based on alleged lost profits based on the claimed lost contract that would have allegedly resulted in business of $48 million in revenue for Cromogen. The Award has not been confirmed; and in reviewing it, the Company’s counsel found significant problems with the calculations based on Cromogen’s own numbers that it believes is will be successful in disputing either pursuant to a motion before the Arbitration Panel or at such time as Cromogen seeks to have the Award confirmed in court. Regardless of the Award, the Company indends to vigorously dispute the confirmation of the Award and although there can be no assurances, is optimistic because of the basis for appeal that its counsel has identified Management has consulted with legal counsel and has recorded an estimated accrual based on the probability of an arbitration award and legal fees against the Company of $231,323 as of June 30, 2018.

Lease Agreements

On August 14, 2017, the Company entered into an office lease covering its new Doral, Florida headquarters, with landlord Doral Flex. The Lease term is for 37 months commencing on September 1, 2017 and ending on September 30, 2020. The monthly rent, including sales tax is $1,990, $2,056 and $2,124 for the years ending 9/30/2018, 9/30/2019 and 9/30/2020 respectively. A deposit of $6,191 was tendered to secure the lease. Rent expense for the three months ended June 30, 2018 was $6,611.

Note 5 - Balance Sheet and Income Statement Footnotes

Accounts receivable represent normal trade obligations from customers that are subject to normal trade collection terms, without discounts or rebates. If collection is expected in one year or less they are classified as current assets. If not, they are presented as non-current assets. Notwithstanding, these collections, the Company periodically evaluates the collectability of accounts receivable and considers the need to establish an allowance for doubtful debts based upon historical collection experience and specifically identifiable information about its customers. As of June 30, 2018, the Company had allowances of $111,301. The Company used an allowance of 40% of receivables over 90 days to charge bad debt expense.

Accounts payable are obligations to pay for goods and services that have been acquired in the ordinary course of business from suppliers. Accounts payable are classified as current liabilities if payment is due within one year or less (or in the normal operating cycle of the business if longer). If not, they are presented as non-current liabilities

Accrued expenses of $78,665 as of June 30, 2018 mainly represent, $20,215 of accrued interest on notes payable, $25,000 of stock to be issued, and accrued payroll for Michael Aube for $33,000.00.

General and administrative expenses were $171,435 and $251,877 for June 30, 2018 and 2017 respectively. For the three months ended June 3, 2018, the majority comprised of consulting fees in the amount of $54,624 and accounting fees of $49,400. The remainder of, $67,411 was for employee compensation, rent, and other expenses.

Professional fees were $9,976 for the three months ended June 30, 2018. The bulk of these expenses were paid to transfer agent for issuance of stock.

Cost of legal proceedings were $125,994 for the three months ended June 30, 2018. Legal expenses were for patent, security exchange and corporate attorney fees.,

Research and development were $65,645 for the three months ended June 30, 2018. These expenses were for new products and a medical device.

Note 6 - Subsequent Events

On July 10, 2018 the company shares its progress on its Cannabis Patent formulas.

On August 15, 2018, the company initiates up-listing in anticipation of Form 10 Registration Statement Approval.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following Management’s Discussion and Analysis should be read in conjunction with Earth Science Tech Corporation’s financial statements and the related notes thereto. The Management’s Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Report on Form 10-Q. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report on Form 10-Q.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Registration Statement filed on Form 10-12g for the fiscal year ended March 31, 2018.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with the Company’s Board of Directors, management has identified the following accounting policies that it believes are key to an understanding of its financial statements. These are important accounting policies that require management’s most difficult, subjective judgments.

Basis of Presentation

The Company’s accounting policies used in the presentation of the accompanying consolidated financial statements conform to accounting principles generally accepted in the United States of America (“US GAAP”) and have been consistently applied.

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiaries. The subsidiaries include Earth Science Tech Inc, Nutrition Empire Co. Ltd., Earth Science Vapor, Earth Science Pharmaceutical Inc., Kannabidioid Inc. All intercompany balances and transactions have been eliminated on consolidation.

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC’) 360 to evaluate its long-lived assets. The Company’s long-lived assets, which include property and equipment and a patent are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events. Impairment of changes, if any, are included in operating expenses.

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

Revenue Recognition

The Company follows ASC 606 for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

Inventories

Inventories consist of various types of nutraceuticals and bioceuticals at the Company’s retail store and main office. Inventories are stated at the lower of cost or market using the first in, first out (FIFO) method. A reserve is established if necessary to reduce excess or obsolete inventories to their net realizable value.

Cost of Sales

Components of costs of sales include product costs, shipping costs to customers and any inventory adjustments.

Shipping and Handling Costs

The Company includes shipping and handling fees billed to customers as revenues and shipping and handling costs for shipments to customers as cost of revenues.

Research and Development

Research and development costs are expensed as incurred. The Company’s research and development expenses relate to its engineering activities, which consist of the design and development of new products for specific customers, as well as the design and engineering of new or redesigned products for the industry in general.

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

As of June 30, 2018 the Company has no warrants that are anti-dilutive and not included in the calculation of diluted loss per share.

Cash Flows Reporting

The Company follows ASC 230 to report cash flows. This standard classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by this standard to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports separately information about investing and financing activities not resulting in cash receipts or payments in the period pursuant this standard.

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

Liquidity and Capital Resources.

For the Three-Month Period Ended June 30, 2018 versus June 30, 2017

During the three months ended June 30, 2108, net cash used in the Company’s operating activities totaled $(337,572) compared to $(187,065) during the three months ended June 30, 2017. During the three months ended June 30, 2018, net cash used in investing activities totaled $0 compared to $(1,101) provided by investing activities during the three months ended June 30, 2017. During the three months ended June 30, 2018, net cash provided by financing activities totaled $443,050 compared to $143,721 from financing activities during the three months ended June 30, 2017. During the three months ended June 30, 2018, net cash increased $105,478 as compared to a decrease of $(42,243) during the three months ended June 30, 2017.

At June 30, 2018, the Company had cash of $177,516, accounts receivable of $64,426, inventories of $132,290 and prepaid expenses of $56 that comprised the Company’s total current assets totaling $374,288. The Company’s property and equipment at June 30, 2018 had a net book value of $17,486. The Company also had Patents totaling $37,639 at June 30, 2018, while the Company’s total assets at June 30, 2018 were $435,604.

At June 30, 2018, the Company had total liabilities of $484,575. The Company had no other long-term liabilities, commitments or contingencies. Other than anticipated increases in the legal and accounting costs associated with being a public company, Company management is not aware of any other known trends, events or uncertainties which may affect the Company’s future liquidity.

At June 30, 2018, the Company had a stockholders’ deficit totaling $48,971 compared to $119,981 for the period ending June 30, 2017.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2018 versus June 30, 2017

The Company’s revenue for the three months ended June 30, 2018 was $166,891 compared to June 30, 2017 revenue totaling $101,275. The Company incurred operating expenses for the three months ended June 30, 2018 totaling $577,541 that included officer compensation of $57,442 in cash and $98,000 in stock based compensation with other employee stock based compensation of $20,182, marketing expenses of $29,267 and general and administrative expenses of $171,435, professional fees of $9,976, costs of legal proceedings of $125,994 and research and development expenses of $65,245. Operating expenses for the three months ended June 30, 2017 totaled $397,469 and included officer compensation of $22,500 in cash and $40,000 in stock based compensation with other employee stock based compensation of $0, marketing expenses of $39,949 and general and administrative expenses of $251,877, professional fees of $38,848, costs of legal proceedings of $4,295 and research and development expenses of $0.

The Company’s Plan of Operation for the Next Twelve Months.

The Company generated a net loss from continuing operations for the periods ended June 30, 2018 and Junw 30, 2017 of approximately $518,132 and $340,816, respectively. As of June 30, 2018 and June 30, 2017, the Company had current assets of $374,288 and $281,905, respectively, which included the following as of June 30, 2018 cash and cash equivalents of approximately $177,516; inventory of $132,290; and accounts receivable of $64,426 (net of $111,301 in allowances.) and prepaid expenses of $56.

The Company’s auditors have expressed doubt as to our ability to continue as a going concern in our most recent financial statements for the periods ending June 30, 2018, in part, because our Current Liabilities of $484,575 exceeded our Current Assets of $374,288 by $110,287. However included in Current Liabilities are Notes Payable – related parties of $59,558 and Accrued Settlement of $231,323. The Note Payable, like the name suggests, is payable to a related party; who, we believe, will continue to forgo immediate payment until we are in a better cash position to make payment. Thus while it is listed as a current liability, it operates more closely to a long-term liability. The $231,323 for Accrued Settlement is an accrual for an unfavorable arbitration award in our dispute with Cromogen (See Part II Item 1 Legal Proceedings.) While we believe that this is the most that would ultimately be confirmed by a court, the ultimate amount could be higher. However, before we even get to the issue of the confirmation of an award, we need to recognize that the Company has brought a motion for recalculation based on a mathematical error made by the arbitration panel that profoundly diminishes the award. Then, regardless of whether the Company’s motion to the arbitration panel to recalculate using the proper numbers is successful, the Company has what it believes is more than one solid basis to successfully challenge the award in the first place. In any event, by the time all motions and appeals have been completed, there is an award, and that award is converted into a collectible non-appealable judgment, it is very likely that the time to a final adjudication on the merits will take longer than one year to reach. As such, Current Assets would actually exceed Current Adjusted Liabilities by $180,594 so there isn’t quite the sense of immediacy that a strict view of current assets versus current liabilities might otherwise suggest. Although we are optimistic about our prospects for success on appeal of the award, if the appeal were to be unsuccessful we would be unable to pay the entire amount and if we were otherwise unable to make payment arrangements with them as a judgment creditor, we would be insolvent.

Although the Company will require additional debt or equity financing for its operations as currently conducted, the Company believes its margins are sufficiently high that if management felt that it was necessary, it could curtail a number of other costs and expenses that would enable it to continue its operations on a limited basis - selling industrial hemp based CBD and full-spectrum oils However, we do believe that the research and development we intend to pursue will require additional funding such that in order to maintain our operations at their current level (building for expansion, R&D, roll-out of MSN-2 Device), we will require additional debt or equity financing. If we are unable to secure such additional financing we would not be able to continue our operations as we have historically, with the research and development and accelerated product launches. As discussed previously, our increase in marketing has provided us with additional sales opportunities that we believe will significantly increase our sales in the current year; and with our margins at approximately 42% together with increasingly larger inventory turns, our working capital will build quickly (if we are a.) not continuing to fund R&D and meet other expenses or b.) meeting the R&D and other expenses with proceeds from additional financing ) This will then allow us to sustain operations without additional funding over the next 12 months if we reduce our operations and focus only on CBD and full-spectrum precuts at which point we could then begin with R&D and other expenses. Alternatively we can raise additional funds to meet the anticipated R&D and other expenses while we allow the sales from our existing products to become self sustaining.

Historically we have been able to fully fund operations from a combination of operations and through additional sales of our common stock; and we have no reason to believe that we will not be able to continue doing so since we have a strong base of existing shareholders who are committed to our vision for the Company (and they have demonstrated a willingness to purchase shares of stock when they are offered). If these shareholders were to cease purchasing shares when offered, if we were unable to secure other sources of debt or equity financing, or if we were unable to secure financing on terms that are acceptable to us, we would not be able to continue operations as currently planned. Rather, we would need to curtail our research and development, scale back operations and only focus on CBD and full-spectrum sales. But even then if we curtailed operations, depending on whether we continued to incur unforeseen expenses or incurred higher than expected expenses, we may not have sufficient capital to meet our current operating needs. However we do have sufficient resources over the short and long term with scaled back expenses and R&D so that after several turns of inventory we would then be able to resume our R&D and operations as planned. Additional funding primarily allows us to expedite our business plan. During the periods ending June 30, 2018 and June 30, 2017 the Company has met its capital requirements through a combination of operating activities and through external financing through the sale of its restricted common stock. We intend to continue the sales of our common stock and believe that by becoming a fully reporting company we will be able to attract additional investors at smaller discounts to the current market price which, if we are correct, will result in less dilution to existing investors than has been the case while we were not subject to the Securities Exchange Act of 1934, as amended.

ITEM 3. QUANTITATIVE AND QUALITATATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Although our management has not formally carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), because of the relatively thin management structure that the Company currently maintains, we believe that our Principal Executive Officer and Principal Financial Officer have sufficient timely information to allow them to make necessary disclosures in a timely manner.

Based on this informal evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2018.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control and Financial Reporting

There were no other changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Cromogen Biotechnology Corporation vs. Earth Science Tech, Inc. Cromogen Biotechnology Corporation, an EI Salvadoran corporation (that had been administratively dissolved when we were last advised) (“Cromogen”) commenced the arbitration proceeding against the Company by serving a Notice of Arbitration on the Company on or about October 23, 2014. The Company served its Response and Demurrer on or about November 6, 2014. The Company then served an Amended Response, Demurrer, Affirmative Defenses and Counterclaims on January 9, 2015. Pursuant to UNCITRAL Rules and the direction of the arbitration Tribunal, Cromogen served its Statement of Claim on or about June 9, 2015 and the Company served its Statement of Defense and Counterclaim on or about July 9, 2015. The Company also filed a legal action in the courts of Florida against Cromogen, its principals and related companies, wherein fraud is alleged in connection with Cromogen’s representations regarding the formulation and quality of the hemp oil supplied. The legal action in the Florida courts has been stayed by court order pending the final outcome of the arbitration and as of the date of this filing it remains stayed.

Since then the Company has received a copy of the Final Award (the “Award”) from the Arbitration Panel that was rendered June 8, 2018. The Award was totaled at $3,994,522.55 that consisted of a sum for breach of contract against the Company in the amount of $120,265.00; a sum for costs and fees against the Company in the amount of $111,057.55 and a sum for the claim of tortuous interference and conversion against the Company in the amount of $3,763,200.00 based on alleged lost profits based on the claimed lost business of $48 million based upon a purchase agreement Cromogen claims to have had with CBD Oil Depot. The Award has not been confirmed; and in reviewing it, the Company’s counsel found that a computational error was made by the tribunal. The damage award was based upon Cromogen’s claim of lost profits and to calculate lost profits the tribunal extrapolated using the numbers that form the basis of Cromogen’s 2014 statement of Profit and Loss (“P&L”) from the report of their expert witness. The tribunal then added 50% of Cromogen’s marketing costs back to net income; used the percentage of the adjusted net income compared to the gross revenue as the multiplier; multiplied it by the $48 million and then divided in two to arrive at what they called “lost profit” or the damages. There are two issues with this calculation. First, the number used for the cost of goods sold was incorrect based on the numbers presented by Cromogen. Second, when the correct cost of goods sold number is used, Cromogen shows a loss not a profit. So we are not looking at a question of how much profit was there but whether there was a profit at all. Below is a chart depicting the results of a corrected P&L that continues to follow the tribunal’s approach of adding 50% of the marketing expense back to net income (loss) to arrive at the multiplier; multiplying by $48 million and then dividing in two, as the tribunal did. A comparison is as follows:

Summary of the Soudry Report		Corrected #1 Summary of the Soudry Report
Claimant P&L 2014		Claimant P&L 2014
Revenue	255,000	Revenue	255,000
Cost of Goods Sold	-75,672	Cost of Goods Sold	-109,833
Gross Profit	179,328	Gross Profit	145,167
TOTAL EXPENSES	-161,288	TOTAL EXPENSES	-161,289
Net Income	18,041	Net Income/loss	-16,122
50% of Marketing Expense 21,932.5		50% of Marketing Expense 21,932.5
Adjusted net income/loss 39,973.5		Adjusted net income/loss 5,810.5
39,973.5 = 15.68% of 255,000 Revenue		5,810.5 = 2.28% of 255,000 Revenue

Using the incorrect COGS the award was arrived at:

$48,000,000 x 15.68% = $7,526,400 x 50% = $3,763,200.

Using the same model but with the correct COGS the award would be:

$48,000,000 x 2.28% = $1,094,400 x 50% = $547,200.

What we continue to have difficulty with, in reviewing this part of the Award, is that when the correct cost of goods sold is used, there is no profit, there is a loss, So this isn’t a matter of the tribunal limiting a recovery of lost profits, it’s a matter of the tribunal relying on an expert’s P&L that is wrong (based upon their own evidence), then continuing to rely on that incorrect report to arrive at a damagers number. Damages for this part of the Award are based on “lost profits” but once the computational error is corrected, based on the evidence it placed in the record, the company shows that is was losing money. Earth Science’s counsel is in the process of bringing a motion, for reconsideration and recalculation of the Award, before the tribunal pursuant to Rule 38 of the UNCITRAL Rules. The motion will be to recalculate the damages based on the presumably correct cost of goods sold number and reduce the portion of the Award that was based on lost profits to $547,200. Since this motion is limited to computational errors only, the impropriety of relying on a clearly erroneous expert report will not be addressed directly with the Arbitration Panel; but rather, will be brought before a federal judge if/when Cromogen seeks to have the (Corrected)Award confirmed.

The correction of the cost of goods sold number (a correction that comes from Cromogen provided numbers) results in a net loss rather than a net profit. Thus, we find it difficult to see how an award of lost profits can be granted to a company when the numbers that the company presented show clearly that it has never been profitable. The “add back” of a part of the marketing expenses artificially creates profit where none existed before. The “add back” creates adjusted net income instead of a loss and that income is what creates the multiple with which the Arbitration Panel then extrapolates. But since the very basis upon which the damages of this part of the Award are flawed, we have doubt as to whether a court would confirm the Award in whole including the $547,200. Because the amount being added back in, fifty percent of 2014 marketing costs, comes from that flawed report, is not otherwise supported and appears to be pulled out of nowhere, we believe there is a solid basis on which a court would deny confirmation of the $547,200. The fact is based on a flawed report this portion of the award takes a company that was not shown to be profitable and finds profitability based upon it but there is no logical reason a large contract wouldn’t just result in even larger losses. As such we think that there is substantial uncertainty as to the likelihood that that the amount of $3,763,200 would be confirmed. . Even if it were to be reaffirmed by the panel or the panel were to reduce the tor portion of the award to $547,200, the Company has a number of sound legal arguments that could form the basis of a successful appeal. Again however the outcome as to this portion of the Award is too uncertain at this time for us to estimate a value or a probability of an outcome.

Notwithstanding the forgoing, we to believe that the $111,057.55 for costs and fees as well as the $120,265.00 for breach of contract are more likely to be enforced (although if Earth Science is successful on appeal, part of the costs and fees may be reversed due to Arbitration Panel exceeding the scope of its authority in ruling on tort claims, (claims that do not appear to be covered by the arbitration clause in the parties contract.) As such the only $231,322.55 of the Final Award appears solid enough to conclude that it will ultimately be confirmed and enforceable following the various available motions and appeals. The remainder is just too speculative to determine, with any degree of certainty or even probability, as to what the outcome may be. As such $231,322 is accrued in the Company’s balance sheet under the account entitled Accrued Settlement.

Greenlink Software Services, LLC. In May of 2016, Earth Science Tech entered into a contract with Greenlink Software Services, LLC, aka Digital Exchange, as Earth Science Tech’s merchant service processor. In September of 2017, Digital Exchange closed their business and Earth Science moved to T1 Payments as their merchant processor. As of September 2017, Digital Exchange owes Earth Science Tech $84,342 in undisbursed bank holds and sales. Currently, Earth Science Tech is in negotiations with Digital Exchange, and both parties’ legal representatives in an attempt to resolve this matter. We are uncertain of the amount of monies that will be received and as of March 31, 2018 we wrote off the amount as a bad debt expense.

Quebec Securities Administration. Following June 30, 2018, our CEO was contacted by the Quebec Securities Administration. Although no action has been taken by the agency we believe we were contacted because we have a presence in Quebec and our CEO is located there. We have engaged local counsel to address any registration requirements that we may have and at this point do not believe that there will be any negative consequences to the Company since we are taking a proactive approach to any compliance requirements on a go forward basis.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2013, the Company issued 1,792,286 shares of its common stock for $590,332, in transactions that were exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) and/or Rule 506 promulgate under Regulation D. No gain or loss was recognized on the issuances. On April 2, 2018 the Company issued 10,000 shares to an investor at a price of $0.45 per share. On April 4, 2018 the Company 100,000 shares to an investor at a price of $0.30 per share. On April 9, 2018 the Company issued 5,000 shares to an individual for marketing services valued at $0.70 per share. On April 10, 2018 the Company issued 20,000 shares to an investor at a price of $0.30 per share. On April 16, 2018 the Company issued 25,000 and 50,000 shares to two investors at $0.30 per share. On April 17, 2018 the Company issued 100,000 shares to an investor at $0.30 per share. On April 19, 2018 the Company issued 25,000 shares to an investor at a price of $0.30 per share. On April 24, 2018 the Company issued the Company issued 10,000 shares to an investor at a price of $0.40 per share. On April 24, 2018 the Company issued 45,000 shares to an investor at a price of $0.30 per share. On April 26, 2018 the Company issued 15,000 shares to an investor at a price of $0.40 per share. On April 30, 2018 the Company issued 50,000 share to an investor at a price of $0.30 per share. On April 30, 2018 the Company issued 200 and 400 shares to two individuals as compensation for their sales efforts for the Company’s products at a price of $0.72 per share. On May 1, 2018 the Company issued 100,000 shares to an investor at a price of $0.30 per share. On May 1, 2018 the Company issued 25,000 shares for marketing services valued at $0.79 per share. On May 2, 2018 the Company issued 50,000 shares to an investor at $0.30 per share. On May 7, 2018 the Company issued 50,000 and 12,500 shares to two investors at $0.30 and $0.40 per share respectively. On May 10, 2018 the Company issued 100,000 shares to each of two investors at a price of $0.30 per share each. On May 13, 2018 the Company issued 28,500 shares to an investor at $0.35 per share. On May 14, 2018 the Company issued 33,334 shares to each of two investors at a price of $0.30 per share each. On June 15, 2018 the Company issued 15,000 shares to an individual for marketing services valued at $0.64 per share. On June 21, 2018 the Company issued 30,000 shares to an investor at a price of $0.35 per share. On June 26, 2018 the Company issued 20,000 shares, 30,000 shares, 200,000 shares and 200,000 shares to four investors at $0.25 per share, $0.35 per share, $0.20 per share and $0.20 per share respectively. On June 28, 2018 the Company issued 32,000 and 14,500 shares to two investors at $0.25 per share and $0.35 per share respectively. On June 30, 2018 the Company issued 2,500 shares, 50,000 shares, 10,000 shares 5,000 shares, 50,000 shares, 5,000 shares and 5,000 shares to its officers and tor sales and marketing compensation to 9 individuals at $0.80 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During 2014, a stockholder, Great Lakes Holdings Group, LLC, provided funds to the Company evidenced by 8% uncollateralized notes payable due September 30, 2014. As of June 30, 2018 and June 30, 2017, the Company had $59,558 and $59,558, respectively of these notes payable which are in default. The Company is in current negotiations to extend the maturity of these notes for an additional 2 years from the date hereof. Interest expense for the periods ended June 30, 2018 and 2017, were $1,191 and $0, respectively.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Departure of Directors and Officers

In May, 2018, our Chief Sales Officer and Director, Gabriel Aviles departed and the Company thanked him for his service.

Appointment of Officers and Directors.

Also in May, 2018, Gagan Hunter was appointed as a director to fill the vacancy on the board of director caused by Gabriel Aviles departure.

ITEM 6. EXHIBITS

Exhibit
Number	Description
Exhibits filed herewith:

31.1	Certification of Chief Executive Officer and President Pursuant to Rule 13a-14
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14
32.1	Certification of Chief Executive Officer and President Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101*	Interactive Data Files

*to be filed by exhibit

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EARTH SCIENCE TECH CORPORATION

Dated: September 5, 2018	By:	/s/ Nickolas S. Tabraue
Nickolas S. Tabraue
President
Chief Financial Officer

