Form 10-Q
period 2018-09-30
Earth Science Tech, Inc.
filed 2018-11-19
CIK 1538495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2018	2018
ASSETS
Current Assets:
Cash	$190,538	$72,038
Accounts Receivable(net allowance of $111,301 and $111,301 respectively )	$96,736	$69,050
Prepaid expenses and other current assets	279,997	6,033
Inventory	78,403	134,784
Total current assets	645,674	281,905

Property and equipment, net	15,746	18,490

Other Assets:
Patent, net	36,537	38,740
Deposits	6,191	6,191
Total other assets	42,728	44,931
Total Assets	$704,148	$345,326

LIABILITIES AND STOCKHOLDERS’S EQUITY

Current Liabilities:
Accounts payable	$240,989	$80,439
Accrued expenses	$63,405	$93,987
Accrued settlement	231,323	231,323
Notes payable - related parties	59,558	59,558
Total current liabilities	595,275	465,307
Total liabilities	595,275	465,307

Commitments and contingencies

Stockholders’ (Deficit) Equity:
Convertible preferred stock with liquidation preference, par value of $0.001 pre share,10,000,000 shares authorized: 5,200,000 issued and outstanding	5,200	5,200
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 50,118,233 and 46,150,207 shares issued and outstanding as of September 30, 2018 and March 31, 2018 respectively	50,119	46,150
Additional paid-in capital	26,680,354	25,326,876
Accumulated deficit	(26,626,800)	(25,498,207)
Total stockholders’ (Deficit)Equity	108,873	(119,981)
Total Liabilities and Stockholders’ (Deficit) Equity	$704,148	$345,326

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three	For the six	For the six
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Revenue	$201,324	$89,237	$368,215	$190,512
Cost of revenues	109,117	49,006	216,599	93,628
Gross Profit	92,207	40,231	151,616	96,884

Operating Expenses:

Compensation - officers	58,087	28,000	115,529	50,500
Officer Compensation Stock	154,350	27,000	252,350	67,000
Employee Compensation Stock	-	-	20,182	-
Marketing	94,644	40,597	123,911	80,546
General and administrative	127,109	163,036	298,544	414,913
Donations	-	-	-	-
Loss on disposal of assets	-	-	-	-
Professional fees	16,278	30,086	26,254	68,934
Bad Debt Expense	-	-	-	-
Cost of legal proceedings	145,553	-	271,547	4,295
Research and development	104,265	-	169,510	-
Total operating expenses	700,286	288,719	1,277,827	686,188

Loss from operations	(608,079)	(248,488)	(1,126,211)	(589,304)

Other Income (Expenses)
Interest expense	(1,191)	-	(2,382)	-
Interest income	-	-	-	-
Total other income (expenses)	(1,191)	-	(2,382)	-

Net loss before income taxes	(609,270)	(248,488)	(1,128,593)	(589,304)

Income taxes	-	-	-	-

Net loss	$(609,270)	$(248,488)	$(1,128,593)	$(589,304)

EARTH SCIENCE TECH. INC, AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THREE MONTHS ENDED SEPTEMBER 30, 2018

	Common Stock		Preferred Stock		Additional Paid-in	Accumalated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance-March 31, 2017	42,287,499	42,287	5,200,000	5,200	23,746,430	(23,784,568)	9,349

Common stock issued for cash	3,096,698	3,097			962,895		965,992
Common stock issued for services	533,010	533			447,009		447,542
Common stock issued for officer compensation	233,000	233			170,542		170,775
Common stock returned to company
Net Loss						(1,713,639)	(1,713,639)

Balance March 31, 2018	46,150,207	46,150	5,200,000	5,200	25,326,876	(25,498,207)	(119,981)

Common stock issued for cash	1,604,168	1,604			441,446		443,050
Common stock issued for services	40,000	40			29,060		29,100
Common stock issued for officer compensation	122,500	123			97,877		98,000
Common stock issued for employee compensation	25,600	26			20,157		20,183
Common stock returned to company
Net Loss						(519,323)	(519,323)

Balance June 30, 2018	47,942,475	$47,943	$5,200,000	$5,200	$25,915,416	$(26,017,530)	(48,971)

Common stock issued for cash	2,033,258	2,033			595,911		597,944
Common stock issued for services	20,000	20			14,800		14,820
Common stock issued for officer compensation	122,500	123			154,227		154,350
Common stock returned to company							-
Net Loss						(609,270)	(609,270)

Balance September 30, 2018	50,118,233	$50,119	5,200,000	$5,200	$26,680,354	$(26,626,800)	108,873

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six	For the Six
	Months Ended	Months Ended
	September 30, 2018	September 30, 2017
Cash Flow From Operating Activities:
Net loss	(1,128,593)	(589,304)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	272,533	67,000
Stock issued for services	43,920	195,560
Depreciation and amortization	5,339	2,007
Changes in operating assets and liabilities:
Increase/Decrease in deposits	-	-
Increase/Decrease in prepaid expenses and other current assets	(343,556)	(70,874)
Decrease/Increase in inventory	56,381	(43,232)
Increase in other assets
Increase in accrued settlement	-	-
Increase in accounts payable	171,875	(32,680)
Net Cash Used in Operating Activities	(922,101)	(471,523)

Investing Activities:
Purchases of property and equipment	(393)	1,101
Patent expenditures	-	-
Net Cash Used in Investing Activities	(393)	1,101

Financing Activities:
Proceeds from issuance of common stock	1,040,994	390,876
Proceeds from notes payable- related party	-	-
Repayment of advances from related party	-	-
Net Cash Provided by Financing Activities	1,040,994	390,876

Net Decrease in Cash	118,500	(79,546)

Cash - Beginning of year	72,038	192,942
Cash - End of year	190,538	113,396

Notes to Financials

For

Earth Science Tech Corporation

For the Period Ending

September 30, 2018

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

The Company derives its revenues from sales contracts with its customer with revenues being generated upon rendering of products. Persuasive evidence of an arrangement is demonstrated via invoice; products are considered provided when the product is delivered to the customers; and the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or v

Inventories

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

As of September 30, 2018 the Company has no warrants that are anti-dilutive and not included in the calculation of diluted loss per share.

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

Note 3 — Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At September 30, 2018, the Company had negative working capital, an accumulated deficit of $ 26,626,800 and was in negotiations to extend the maturity date on notes payable that are in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Lease Agreements

On August 14, 2017, the Company entered into an office lease covering its new Doral, Florida headquarters, with landlord Doral Flex. The Lease term is for 37 months commencing on September 1, 2017 and ending on September 30, 2020. The monthly rent, including sales tax is $1,990, $2,056 and $2,124 for the years ending 9/30/2018, 9/30/2019 and 9/30/2020 respectively. A deposit of $6,191 was tendered to secure the lease. Rent expense for the three months and six months ended September 30, 2018 were $6,611 and $13,222 respectively.

Note 5 - Balance Sheet and Income Statement Footnotes

Accounts receivable represent normal trade obligations from customers that are subject to normal trade collection terms, without discounts or rebates. If collection is expected in one year or less they are classified as current assets. If not, they are presented as non-current assets. Notwithstanding, these collections, the Company periodically evaluates the collectability of accounts receivable and considers the need to establish an allowance for doubtful debts based upon historical collection experience and specifically identifiable information about its customers. As of September 30, 2018, the Company had allowances of $ 111,301 The Company used an allowance of 40% of receivables over 90 days to charge bad debt expense.

Prepaid expenses and other current assets of $279,997 as of September 30, 2018 mainly represent $279,075 in prepaid expenses for an accounts payable invoice from Greybeard Holding dated 7/24/18 for inventory but not yet delivered.

Accounts payable are obligations to pay for goods and services that have been acquired in the ordinary course of business from suppliers. Accounts payable are classified as current liabilities if payment is due within one year or less (or in the normal operating cycle of the business if longer). If not, they are presented as non-current liabilities

Accrued expenses of $63,405 as of September 30, 2018 mainly represent $21,405 of accrued interest on notes payable and accrued payroll for Michael Aube for $42,000.

General and administrative expenses were $127,109 and $163,036 for the three months ended September 30, 2018 and 2017 respectively and $298,544 and $ 414,913 for the six months ended September 30, 2018 and 2017 respectively. For the three months ended September 30, 2018, the majority comprised of consulting fees in the amount of $53,785 and accounting fees of $22,400. The remainder of, $50,924 was for employee compensation, rent, and other expenses. For the six months ended September 30, 2018 the majority comprised of consulting fees of $108,409 and accounting fees of $71,800. The remainder of $118,335 was for employee compensation, rent and other expenses.

Professional fees were $16,278 and $26,254 for the three months and six months ended September 30, 2018 respectively. The bulk of these expenses were paid to transfer agent for issuance of stock.

Costs of legal proceedings were $145,553 and $271,547 for the three months and six months ended September 30, 2018. Legal expenses were for patent, security exchange and corporate attorney fees.

Research and development were $104,265 and $169,510 for the three months and six months ended September 30, 2018. These expenses were for new products and a medical device.

Note 6 - Subsequent Events

On October 16, 2018 the company partners with Group Opmedic for lab results of Hygee medical device. Agreement with Groupe Opmedic Inc. and its Procrea Fertility Laboratories to provide the laboratory services for the detection of sexually transmitted infections (STIs) in women using Hygee™. Woman using Hygee™ can mail the sample to the Procrea Fertility lab for anonymous and discreet testing for STIs.

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

Revenue Recognition

The Company follows and implemented ASC 606, Revenue from Contracts with Customers for revenue recognition. Although the new revenue standard is expected to have an immaterial effect, if any, on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, ongoing contract review requirements, and gathering of information provided for disclosures.

The Company recognizes revenue from product sales or services rendered when control of the promised goods are transferred to our clients in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services. To achieve this core principle, we apply the following five steps: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation.

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

As of September 30, 2018 the Company has no warrants that are anti-dilutive and not included in the calculation of diluted loss per share.

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

Liquidity and Capital Resources.

For the Three-Month Period Ended September 30, 2018 versus September 30, 2017

During the three months ended September 30, 2108, net cash used in the Company’s operating activities totaled $(584,529) compared to $(252,058) during the three months ended September 30, 2017. During the three months ended September 30, 2018, net cash used in investing activities totaled $393 compared to $0 provided by investing activities during the three months ended September 30, 2017. During the three months ended September 30, 2018, net cash provided by financing activities totaled $597,944 compared to $214,755 from financing activities during the three months ended September 30, 2017. During the three months ended September 30, 2018, net cash increased $13,022 as compared to a decrease of $(37,303) during the three months ended September 30, 2017.

At September 30, 2018, the Company had cash of $190,538, accounts receivable of $96,736, inventories of $78,403 and prepaid expenses of $279,997 that comprised the Company’s total current assets totaling $645,674. The Company’s property and equipment at September 30, 2018 had a net book value of $15,746. The Company also had Patents totaling $36,537 at September 30, 2018, while the Company’s total assets at September 30, 2018 were $704,148.

At September 30, 2018, the Company had total liabilities of $595,275. The Company had no other long-term liabilities, commitments or contingencies. Other than anticipated increases in the legal and accounting costs associated with being a public company, Company management is not aware of any other known trends, events or uncertainties which may affect the Company’s future liquidity.

At September 30, 2018, the Company had a stockholders’ equity totaling $108,873 compared to $120,525 for the period ending September 30, 2017.

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2018 versus September 30, 2017

The Company’s revenue for the three months ended September 30, 2018 was $201,324 compared to September 30, 2017 revenue totaling $89,237. The Company incurred operating expenses for the three months ended September 30, 2018 totaling $700,286 that included officer compensation of $58,087 in cash and $154,350 in stock based compensation 2, marketing expenses of $94,644 and general and administrative expenses of $127,109, professional fees of $16,278, costs of legal proceedings of $145,553 and research and development expenses of $104,265. Operating expenses for the three months ended September 30, 2017 totaled $288,719 and included officer compensation of $28,000 in cash and $27,000 in stock based compensation , marketing expenses of $40,597 and general and administrative expenses of $163,036, professional fees of $30,086, costs of legal proceedings of $ 0 and research and development expenses of $0.

The Company’s Plan of Operation for the Next Twelve Months.

The Company generated a net loss from continuing operations for the periods ended September 30, 2018 and September 30, 2017 of approximately $608,079 and $288,719, respectively. As of September 30, 2018 and September 30, 2017, the Company had current assets of $645,674 and $381,313, respectively, which included the following as of September 30, 2018 cash and cash equivalents of approximately $190,538; inventory of $78,403; and accounts receivable of $96,736 (net of $111,301 in allowances.) and prepaid expenses of $279,997,

The Company’s auditors have expressed doubt as to our ability to continue as a going concern in our most recent financial statements for the periods ending September 30, 2018, in part, because our Current Assets of $645,674 exceeded our Current Liabilities of $595,275 by $50,399. However included in Current Liabilities are Notes Payable – related parties of $59,558 and Accrued Settlement of $231,323. The Note Payable, like the name suggests, is payable to a related party; who, we believe, will continue to forgo immediate payment until we are in a better cash position to make payment. Thus while it is listed as a current liability, it operates more closely to a long-term liability. The $231,323 for Accrued Settlement is an accrual for an unfavorable arbitration award in our dispute with Cromogen (See Part II Item 1 Legal Proceedings.) While we believe that this is the most that would ultimately be confirmed by a court, the ultimate amount could be higher. However, before we even get to the issue of the confirmation of an award, we need to recognize that the Company has brought a motion for recalculation based on a mathematical error made by the arbitration panel that profoundly diminishes the award. Then, regardless of whether the Company’s motion to the arbitration panel to recalculate using the proper numbers is successful, the Company has what it believes is more than one solid basis to successfully challenge the award in the first place. In any event, by the time all motions and appeals have been completed, there is an award, and that award is converted into a collectible non-appealable judgment, it is very likely that the time to a final adjudication on the merits will take longer than one year to reach. As such, Current Assets would actually exceed Current Adjusted Liabilities by $180,594 so there isn’t quite the sense of immediacy that a strict view of current assets versus current liabilities might otherwise suggest. Although we are optimistic about our prospects for success on appeal of the award, if the appeal were to be unsuccessful we would be unable to pay the entire amount and if we were otherwise unable to make payment arrangements with them as a judgment creditor, we would be insolvent.

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

Historically we have been able to fully fund operations from a combination of operations and through additional sales of our common stock; and we have no reason to believe that we will not be able to continue doing so since we have a strong base of existing shareholders who are committed to our vision for the Company (and they have demonstrated a willingness to purchase shares of stock when they are offered). If these shareholders were to cease purchasing shares when offered, if we were unable to secure other sources of debt or equity financing, or if we were unable to secure financing on terms that are acceptable to us, we would not be able to continue operations as currently planned. Rather, we would need to curtail our research and development, scale back operations and only focus on CBD and full-spectrum sales. But even then if we curtailed operations, depending on whether we continued to incur unforeseen expenses or incurred higher than expected expenses, we may not have sufficient capital to meet our current operating needs. However we do have sufficient resources over the short and long term with scaled back expenses and R&D so that after several turns of inventory we would then be able to resume our R&D and operations as planned. Additional funding primarily allows us to expedite our business plan. During the periods ending September 30, 2018 and September 30, 2017 the Company has met its capital requirements through a combination of operating activities and through external financing through the sale of its restricted common stock. We intend to continue the sales of our common stock and believe that by becoming a fully reporting company we will be able to attract additional investors at smaller discounts to the current market price which, if we are correct, will result in less dilution to existing investors than has been the case while we were not subject to the Securities Exchange Act of 1934, as amended.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2013, the Company issued 2,175,758 shares of its common stock for $767,114, in transactions that were exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) and/or Rule 506 promulgate under Regulation D. No gain or loss was recognized on the issuances. On July 2, 2018 the Company issued 100,000 shares to an investor at a price of $0.25 per share. On July 3, 2018 the Company 40,000 shares to an investor at a price of $0.20 per share. On July 5, 2018 the Company issued 30,000 shares to an investor at a price of $0.25 per share. On July 5, 2018 the Company issued 100,000 shares to an investor at a price of $0.25 per share. On July 6, 2018 the Company issued 100,000 shares to an investor at $0.25 per share. On July 10, 2018 the Company issued 100,000 shares to an investor at $0.25 per share. On July 25, 2018 the Company issued 20,000 shares to an investor at a price of $0.25 per share. On July 31, 2018 the Company issued 5,000 shares, 5,000 shares, 5,000 shares, 5,000 shares for marketing compensation to 4 individuals at $0.74 per share. On August 3, 2018 the Company issued 100,000 shares to an investor at $0.25 per share. On August 21, 2018 the Company issued 20,000 shares to an investor at $0.30 per share. On August 21, 2018 the Company issued 40,000 shares to an investor at $0.25 per share. On August 22, 2018 the Company issued 200,000 shares to an investor at $0.25 per share. On August 24, 2018 the Company issued 40,000 shares and 32,258 shares to two investor at $0.25 per share. On August 31, 2018 the Company issued 100,000 shares to an investor at $0.25 per share. On September 3, 2018 the Company issued 100,000 shares to an investor at $0.25 per share. On September 5, 2018 the Company issued 100,000 shares and 100,000 shares to two investors at $0.25 per share. On September 6, 2018 the Company issued 40,000 shares to an investor at $0.25 per share. On September 7, 2018 the Company issued 20,000 shares to an investor at $0.25 per share. On September 12, 2018 the Company issued 40,000 shares to an investor at $0.25 per share. On September 14, 2018 the Company issued 10,000 shares to an investor at $0.25 per share. On September 14, 2018 the Company issued 40,000 shares to an investor at $0.25 per share. On September 17, 2018 the Company issued 100,000 shares to an investor at $0.25 per share. On September 18, 2018 the Company issued 50,000 shares to an investor at $0.50 per share. On September 19, 2018 the Company issued 100,000 shares to an investor at $0.25 per share. On September 21, 2018 the Company issued 20,000 shares and 100,000 shares to two investors at $0.50 per share. On September 24, 2018 the Company issued 4,000 shares to an investor at $0.60 per share. On September 24, 2018 the Company issued 10,000 shares to an investor at $0.50 per share. On September 26, 2018 the Company issued 30,000 shares to an investor at $0.50 per share. On September 27, 2018 the Company issued 20,000 shares and 100,000 shares to two investors at $0.50 per share. On September 28, 2018 the Company issued 7,000 shares to an investor at $0.50 per share. On September 28, 2018 the Company issued 20,000 shares to an investor at $0.40 per share. On September 30, 2018 the Company issued 2,500 shares, 50,000 shares, 10,000 shares, 50,000 shares, 10,000 shares to its officers 5 individuals at $1.26 per share.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Entry into a Material Definitive Agreement

In August 9, 2018, the Company entered an agreement with Fortune Media Group for the production and broadcasting of a television and social media infomercial, promoting the Company’s products.

In August 29, 2018, the Company achieves fully reporting status with SEC under the Exchange Act of 1934.

In September 12, 2018, the Company gets approved by the OTC Markets Group Inc. to uplist to the OTCQB exchange.

ITEM 6. EXHIBITS

Exhibit
Number	Description
Exhibits filed herewith:
10.1	Participation Agreement
31.1	Certification of Fortune Media Group Agreement Pursuant to Rule 13a-14
31.2	Certification of Q Achieving Fully Reporting Status Pursuant to Rule 13a-14
32.1	Certification of OTC Markets OTCQB Certificate Pursuant to Rule 13a-14
32.2	Certification of OTC Markets OTCQB Certificate Pursuant to Rule 13a-14

101*	Interactive Data Files

*to be filed by exhibit

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EARTH SCIENCE TECH CORPORATION

Dated: November 19, 2018	By:	/s/ Nickolas S. Tabraue
Nickolas S. Tabraue
	Its:	President, Director, & Chairman

