Form 10-Q/A
period 2018-09-30
Earth Science Tech, Inc.
filed 2018-11-20
CIK 1538495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.000 - 55000

EARTH SCIENCE TECH, INC.

(Exact name of registrant as specified in its charter)

Nevada	80-0961484
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8000 NW 31st Street, Unit 19

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of Common Stock, $0.001 par value, outstanding on September 30, 2018 was 50,118,233.

Explanatory Note

A draft Q was filed instead of the final.

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

The Company derives its revenues from sales contracts with its customer with revenues being generated upon rendering of products. Persuasive evidence of an arrangement is demonstrated via invoice; products are considered provided when the product is delivered to the customers; and the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate or discount.

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

Research and development

Research and development costs are expensed as incurred. The Company’s research and development expenses relate to its engineering activities, which consist of the design and development of new products or redesigned products for the industry in general.

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

As of September 30, 2018 the Company has no warrants and as such there are no warrants that are anti-dilutive and not included in the calculation of diluted loss per share.

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

Note 3 — Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At September 30, 2018, the Company had negative working capital, an accumulated deficit of $ 26,626,800 and has negotiated an informal extension of the maturity date on a note payable but it there is no formal written agreement with the holder to forbear collecting on it. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Since then the Company has received a copy of the Final Award (the “Award”) from the Arbitration Panel that was rendered June 8, 2018. The Award denied the Company’s counterclaims and certain of Cromogen’s claims. However, the Award was ultimately in favor of Cromogen on three issues which came in at a total of $3,994,522.55. This consisted of a sum for breach of contract against the Company in the amount of $120,265.00, a sum for costs and fees against the Company in the amount of $111,057.55 and a sum for the claim of tortuous interference and conversion against the Company in the amount of $3,763,200.00 based on alleged lost profits based on the claimed lost contract that would have allegedly resulted in business of $48 million in revenue for Cromogen. The Award has not been confirmed; and in reviewing it, the Company’s counsel found significant problems with the calculations based on Cromogen’s own numbers that it believes is will be successful in disputing as Cromogen seeks to have the Award confirmed in court. Regardless of the Award, the Company intends to vigorously dispute the confirmation of the Award and although there can be no assurances, is optimistic because of the basis for appeal that its counsel has identified. Management has consulted with legal counsel and has recorded an estimated accrual based on the probability of an arbitration award and legal fees against the Company of $231,323 as of September 30, 2018.

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

Note 6 - Subsequent Events

On October 16, 2018 the company partnered with Group Opmedic for testing the protocols of sampls collected from its MSN-2 collection device that will be sold under the name “Hygee.” The Agreement with Groupe Opmedic Inc. and its subsidiary, Procrea Fertility Laboratories, to provide the laboratory services for the detection of sexually transmitted infections (STIs) in women using Hygee™. The device is simple for a woman use; Hygee™ is worn like a panty liner and cells are collected, she can then mail the sample to the Procrea Fertility lab for anonymous and discreet testing for STIs, specifically Chlamydia and Gonorrhea.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Registration Statement filed on Form 10-12g and our Annual Report filed on Form 10-K for the fiscal year ended March 31, 2018, as well as our Quarterly report filed on Form 10-Q for the period ending June 30, 2018.

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

The Company accounts for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of the equity instrument exchanged in accordance with ASC 505-50.

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

Liquidity and Capital Resources.

For the Six-Month Period Ended September 30, 2018 versus September 30, 2017

During the six months ended September 30, 2018, net cash used in the Company’s operating activities totaled $(922,101) compared to $(471,531) during the six months ended September 30, 2017. During the six months ended September 30, 2018, net cash used in investing activities totaled $393 compared to $1,101 provided by investing activities during the six months ended September 30, 2017. During the six months ended September 30, 2018, net cash provided by financing activities totaled $1,040,994 compared to $390,876 from financing activities during the six months ended September 30, 2017. During the six months ended September 30, 2018, net cash increased $118,500 as compared to a decrease of $(79,546) during the six months ended September 30, 2017.

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

At September 30, 2018, the Company had total liabilities of $595,275. The Company had no other long-term liabilities, commitments or contingencies. Other than anticipated increases in the legal and accounting costs associated with being a public company and its dispute with Cromogen. Company management is not aware of any other known trends, events or uncertainties which may affect the Company’s future liquidity except for its dispute with Cromogen but as to that matter, it has two options available to it that have been identified that will help preserve shareholder value.

At September 30, 2018, the Company had a stockholders’ equity totaling $108,873 compared to a deficit of $(119,981) for the period ending September 30, 2017.

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2018 versus September 30, 2017

The Company’s revenue for the three months ended September 30, 2018 was $201,324 compared to September 30, 2017 revenue totaling $89,237. The Company incurred operating expenses for the three months ended September 30, 2018 totaling $700,286 that included officer compensation of $58,087 in cash and $154,350 in stock based compensation with other employee stock based compensation of $, marketing expenses of $94,644 and general and administrative expenses of $127,109, professional fees of $16,278, costs of legal proceedings of $145,553 and research and development expenses of $104,265. Operating expenses for the three months ended September 30, 2017 totaled $288,719 and included officer compensation of $28,000 in cash and $27,000 in stock based compensation with other employee stock based compensation of $0, marketing expenses of $40,597 and general and administrative expenses of $163,036, professional fees of $30,086, costs of legal proceedings of $ 0 and research and development expenses of $0.

For the Six Months Ended September 30, 2018 versus September 30, 2017

The Company’s revenue for the six months ended September 30, 2018 was $368,215 compared to September 30, 2017 revenue totaling $190,512. The Company incurred operating expenses for the six months ended September 30, 2018 totaling $1,277,827 that included officer compensation of $115,529 in cash and $252,350 in stock based compensation with other employee stock based compensation of $20,182, marketing expenses of $123,911 and general and administrative expenses of $298,544, professional fees of $26,254, costs of legal proceedings of $271,547 and research and development expenses of $169,510. Operating expenses for the six months ended September 30, 2017 totaled $686,188 and included officer compensation of $50,500 in cash and $67,000 in stock based compensation with other employee stock based compensation of $0, marketing expenses of $80,546 and general and administrative expenses of $414,913, professional fees of $68,934, costs of legal proceedings of $ 4,295 and research and development expenses of $0.

The Company’s Plan of Operation for the Next Twelve Months.

The Company generated a net loss from continuing operations for the three and six month periods ended September 30, 2018 and March 31, 2018 of approximately $608,079 and $1,126,211, respectively. As of September 30, 2018 and March 31, 2017, the Company had current assets of $645,674 and $281,905, respectively, which included the following as of September 30, 2018: cash and cash equivalents of approximately $190,538; inventory of $78,403; accounts receivable of $96,736 (net of $111,301 in allowances.) and prepaid expenses of $279,997; Compared to; and the following as of March 31, 2018 cash and cash equivalents of approximately $72,038; inventory of $134,784; accounts receivable of $69,050 (net of $11,301 in allowances); and prepaid expenses of $6,033.

The Company’s auditors have expressed doubt as to our ability to continue as a going concern in part, because at September 30, 2018, the Company had negative working capital, an accumulated deficit of $26,626,800 and a note payable that has passed its maturity date and although the holder has been willing to forbear on collection activities, there is no formal written forbearance agreement and the holder could commence collections at any time if it so wished. We believe this is unlikely given the relative size of the note valued at $59,558 compared with the value of the note holder’s 6,700,000 shares of Common Stock. Additionally, our Current Liabilities have historically exceeded our Current Assets. However as of September 30, 2018 this position was reversed and our Current Assets of $645,674 exceeded our Current Liabilities of $595,275 by $50,399. By itself, this may not be a significant amount of equity, but in viewing our Current Liabilities, it is worth noting that they not only include the aforementioned related party note of $59,558 held by a “friendly” creditor who is also a large shareholder, they also include the Accrued Settlement amount of $231,323. For the reason stated, we believe that the related party note holder will continue to forgo immediate payment until we are in a better cash position to make payment. Thus, while it is listed as a current liability, it operates more closely to a long-term liability.

The $231,323 recorded for Accrued Settlement is an accrual for an unfavorable arbitration award in the dispute with Cromogen (See Part II Item 1 Legal Proceedings.) While we believe that this is the most that would ultimately be confirmed by a court, the ultimate amount could be higher. The Company was not successful in its motion before the arbitration panel to recalculate the award based upon the mathematical error; however it, nevertheless, has what it believes is more than one solid basis to successfully challenge the award. Additionally, by the time all motions and appeals have been completed, that is, an award that is confirmed and converted into a collectible, non-appealable judgment, we believe based upon discussions with our counsel, that it is likely for the time to a final adjudication on the merits to take longer than one year to conclude. With that in mind, the accrual is more of a long-term liability and in that case, Current Assets would actually exceed Current Adjusted Liabilities by $281,722. So there may not be the same sense of immediacy that a strict view of current assets versus current liabilities would otherwise suggest. Although we are optimistic about our prospects for success on appeal of the award, if the appeal were to be unsuccessful, we would be unable to pay the entire amount; and if we were otherwise unable to make payment arrangements with them as a judgment creditor, we would be insolvent.

Regardless of the forgoing issues, the Company will require additional debt or equity financing for its operations as currently conducted but the Company believes its margins are sufficiently high that if management felt that it was necessary, it could curtail a number of other costs and expenses that would enable it to continue its operations on a more limited basis - selling industrial hemp based CBD and full-spectrum oils. However, the research and development we intend to pursue will require additional funding such that in order to maintain our operations at their current level (building for expansion, R&D, and the roll-out of our MSN-2 Device), we will require additional debt or equity financing in addition to the grants we have been able to secure. If we are unable to secure such additional financing we would not be able to continue our operations as we have historically, with the research and development and accelerated product launches. As discussed previously, our increase in marketing has provided us with additional sales opportunities that we believe will significantly increase our sales in the current year; and with our margins at approximately 41.17% together with increasingly larger inventory turns, our working capital should build quickly (if we are a.) not continuing to fund R&D and meet other expenses or b.) meeting the R&D and other expenses with proceeds from additional financing.) This will then allow us to sustain operations without additional funding over the next 12 months if we reduce our operations and focus only on CBD and full-spectrum precuts at which point we could then begin with R&D and other expenses. Alternatively we could raise additional funds to meet the anticipated R&D and other expenses while we allow the sales from our existing products to become self sustaining.

Historically we have been able to fully fund operations from a combination of operations and through additional sales of our common stock; and we have no reason to believe that we will not be able to continue doing so since we have a strong base of existing shareholders who are committed to our vision for the Company (and they have demonstrated a willingness to purchase shares of stock when they are offered). If these shareholders were to cease purchasing shares when offered, if we were unable to secure other sources of debt or equity financing, or if we were unable to secure financing on terms that are acceptable to us, we would not be able to continue operations as currently planned. Rather, we would need to curtail our research and development, scale back operations and only focus on CBD and full-spectrum sales. But even then if we curtailed operations, depending on whether we continued to incur unforeseen expenses or incurred higher than expected expenses, we may not have sufficient capital to meet our current operating needs. However we do have sufficient resources over the short and long term with scaled back expenses and R&D so that after several turns of inventory we would then be able to resume our R&D and operations as planned. Additional funding primarily allows us to expedite our business plan. During the periods ending September 30, 2018 and September 30, 2017 the Company has met its capital requirements through a combination of operating activities and through external financing through the sale of its restricted common stock. We intend to continue the sales of our common stock and believe that by becoming a fully reporting company we have been able to attract additional investors at smaller discounts to the current market price which, if we are correct, is resulting in less dilution to existing investors than has been the case while we were not a reporting company subject to the Securities Exchange Act of 1934, as amended.

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

Earth Science Tech, Inc. v. Greenlink Software Services, LLC. In May of 2016, Earth Science Tech entered into a contract with Greenlink Software Services, LLC, aka Digital Exchange, as Earth Science Tech’s merchant service processor. In September of 2017, Digital Exchange closed their business and Earth Science moved to T1 Payments as their merchant processor. As of September 2017, Digital Exchange owes Earth Science Tech $84,342 in undisbursed bank holds and sales. Currently, Earth Science Tech is in negotiations with Digital Exchange, and both parties’ legal representatives in an attempt to resolve this matter. We are uncertain of the amount of monies that will be received and as of March 31, 2018 we wrote off the amount as a bad debt expense.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2013, the Company issued 2,175,758 shares of its common stock for an aggregate of $767,114, in transactions that were exempt from registration pursuant to Section 4(2) and/or Rule 506 promulgate under Regulation D and/or Regulation S and/or Rule 701 under the Securities Act of 1933, as amended. No gain or loss was recognized on the issuances and shares that were issued for services were issued at the fair market value on the date of issuance while shares that were issued for cash consideration were issued at a discount to fair market value. In both cases shares are restricted securities bearing a standard Rule 144 legend or Regulation S legend as applicable. On July 2, 2018 the Company issued 100,000 shares to an investor at a price of $0.25 per share. On July 3, 2018 the Company 40,000 shares to an investor at a price of $0.20 per share. On July 5, 2018 the Company issued 30,000 shares to an investor at a price of $0.25 per share. On July 5, 2018 the Company issued 100,000 shares to an investor at a price of $0.25 per share. On July 6, 2018 the Company issued 100,000 shares to an investor at $0.25 per share. On July 10, 2018 the Company issued 100,000 shares to an investor at $0.25 per share. On July 25, 2018 the Company issued 20,000 shares to an investor at a price of $0.25 per share. On July 31, 2018 the Company issued 5,000 shares, 5,000 shares, 5,000 shares, 5,000 shares for marketing compensation to 4 individuals at $0.74 per share. On August 3, 2018 the Company issued 100,000 shares to an investor at $0.25 per share. On August 21, 2018 the Company issued 20,000 shares to an investor at $0.30 per share. On August 21, 2018 the Company issued 40,000 shares to an investor at $0.25 per share. On August 22, 2018 the Company issued 200,000 shares to an investor at $0.25 per share. On August 24, 2018 the Company issued 40,000 shares and 32,258 shares to two investor at $0.25 per share. On August 31, 2018 the Company issued 100,000 shares to an investor at $0.25 per share. On September 3, 2018 the Company issued 100,000 shares to an investor at $0.25 per share. On September 5, 2018 the Company issued 100,000 shares and 100,000 shares to two investors at $0.25 per share. On September 6, 2018 the Company issued 40,000 shares to an investor at $0.25 per share. On September 7, 2018 the Company issued 20,000 shares to an investor at $0.25 per share. On September 12, 2018 the Company issued 40,000 shares to an investor at $0.25 per share. On September 14, 2018 the Company issued 10,000 shares to an investor at $0.25 per share. On September 14, 2018 the Company issued 40,000 shares to an investor at $0.25 per share. On September 17, 2018 the Company issued 100,000 shares to an investor at $0.25 per share. On September 18, 2018 the Company issued 50,000 shares to an investor at $0.50 per share. On September 19, 2018 the Company issued 100,000 shares to an investor at $0.25 per share. On September 21, 2018 the Company issued 20,000 shares and 100,000 shares to two investors at $0.50 per share. On September 24, 2018 the Company issued 4,000 shares to an investor at $0.60 per share. On September 24, 2018 the Company issued 10,000 shares to an investor at $0.50 per share. On September 26, 2018 the Company issued 30,000 shares to an investor at $0.50 per share. On September 27, 2018 the Company issued 20,000 shares and 100,000 shares to two investors at $0.50 per share. On September 28, 2018 the Company issued 7,000 shares to an investor at $0.50 per share. On September 28, 2018 the Company issued 20,000 shares to an investor at $0.40 per share. On September 30, 2018 the Company issued 2,500 shares, 50,000 shares, 10,000 shares, 50,000 shares, 10,000 shares to its officers 5 individuals at $1.26 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During 2014, a stockholder, Great Lakes Holdings Group, LLC, provided funds to the Company evidenced by 8% uncollateralized notes payable due September 30, 2014. As of September 30, 2018 and September 30, 2017, the Company had $59,558 and $59,558, respectively of these notes payable which are in default. The Company is in current negotiations to extend the maturity of these notes for an additional 2 years from the date hereof. Interest expense for the periods ended September 30, 2018 and 2017, were $1,191 and $0, respectively.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Entry into a Material Definitive Agreement

On August 9, 2018, the Company entered an agreement with Fortune Media Group for the production and broadcasting of a television and social media infomercial, promoting the Company’s products.

On September 12, 2018, the Company gets approved by the OTC Markets Group Inc. to uplist to the OTCQB exchange.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Agreement with Fortune Media
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101	Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EARTH SCIENCE TECH CORPORATION

Dated: November 20, 2018	By:	/s/ Nickolas S. Tabraue
Nickolas S. Tabraue
	Its:	President, Director, & Chairman

