Form 10-Q
period 2018-12-31
Earth Science Tech, Inc.
filed 2019-02-19
CIK 1538495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.000 - 55000

EARTH SCIENCE TECH, INC.

(Exact name of registrant as specified in its charter)

Nevada	80-0961484
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2018 was 50,513,400.

2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EARTH SCIENCE TECH, INC. AND SUSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	March 31, 2018
ASSETS
Current Assets:
Cash	$99,685	$72,038
Accounts Receivable(net allowance of $110,066 and $111,301 respectively )	$110,101	$69,050
Prepaid expenses and other current assets	60,093	6,033
Inventory	199,485	134,784
Total current assets	469,364	281,905

Property and equipment, net	14,178	18,490

Other Assets:
Patent, net	35,436	38,740
Deposits	6,191	6,191
Total other assets	41,627	44,931
Total Assets	$525,169	$345,326

LIABILITIES AND STOCKHOLDERS’S EQUITY
Current Liabilities:
Accounts payable	$113,249	$80,439
Accrued expenses	$70,597	$93,987
Accrued settlement	231,323	231,323
Notes payable - related parties	59,558	59,558
Total current liabilities	474,727	465,307
Total liabilities	474,727	465,307

Commitments and contingencies

Stockholders’ (Deficit) Equity:
Convertible preferred stock with liquidation preference, par value of $0.001 pre share,10,000,000 shares authorized: 5,200,000 issued and outstanding	5,200	5,200
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 51,238,400 and 46,150,207 shares issued and outstanding as of December 31, 2018 and March 31, 2018 respectively	51,240	46,150
Additional paid-in capital	27,142,208	25,326,876
Accumulated deficit	(27,148,206)	(25,498,207)
Total stockholders’ (Deficit)Equity	50,442	(119,981)
Total Liabilities and Stockholders’ (Deficit) Equity	$525,169	$345,326

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three	For the nine	For the nine
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017

Revenue	$202,760	$100,891	$570,975	$291,403
Cost of revenues	109,799	54,497	326,398	148,125
Gross Profit	92,961	46,394	244,577	143,278

Operating Expenses:

Compensation - officers	49,788	24,000	165,317	74,500
Officer Compensation Stock	96,775	71,000	349,125	138,000
Employee Compensation Stock	-	14,200	20,182	14,200
Marketing	80,550	139,438	204,461	219,984
General and administrative	94,159	160,993	392,703	575,906
Professional fees	13,351	14,156	39,605	83,090
Cost of legal proceedings	142,064	63,211	413,611	67,506
Research and development	136,489	97,587	305,999	97,587
Total operating expenses	613,176	584,585	1,891,003	1,270,773

Loss from operations	(520,215)	(538,191)	(1,646,426)	(1,127,495)

Other Income (Expenses)
Interest expense	(1,191)	-	(3,573)	-
Interest income	-	-	-	-
Total other income (expenses)	(1,191)	-	(3,573)	-

Net loss before income taxes	(521,406)	(538,191)	(1,649,999)	(1,127,495)

Income taxes	-	-	-	-

Net loss	$(521,406)	$(538,191)	$(1,649,999)	$(1,127,495)

EARTH SCIENCE TECH. INC, AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THREE MONTHS ENDED DECEMBER 31, 2018

	Common Stock		Preferred Stock		Additional Paid-in	Accumalated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance-March 31, 2018	46,150,207	46,150	5,200,000	5,200	25,326,876	(25,498,207)	(119,981)

Common stock issued for cash	1,604,168	1,604			441,446		443,050
Common stock issued for services	40,000	40			29,060		29,100
Common stock issued for officer compensation	122,500	123			97,877		98,000
Common stock issued for employee compensation	25,600	26			20,157		20,183
Common stock returned to company
Net Loss						(519,323)	(519,323)

Balance June 30, 2018	47,942,475	47,943	5,200,000	5,200	25,915,416	(26,017,530)	(48,971)

Common stock issued for cash	2,033,258	2,033			595,911		597,944
Common stock issued for services	20,000	20			14,800		14,820
Common stock issued for officer compensation	122,500	123			154,227		154,350
Common stock issued for employee compensation	-	-			-		-
Common stock returned to company
Net Loss						(609,270)	(609,270)

Balance September 30, 2018	50,118,233	$50,119	$5,200,000	$5,200	$26,680,354	$(26,626,800)	108,873

Common stock issued for cash	982,667	983			351,717		352,700
Common stock issued for services	15,000	15			13,485		13,500
Common stock issued for officer compensation	122,500	123			96,652		96,775
Common stock returned to company							-
Net Loss						(521,406)	(521,406)

Balance December 31, 2018	51,238,400	$51,240	5,200,000	$5,200	$27,142,208	$(27,148,206)	50,442

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine	For the Nine
	Months Ended	Months Ended
	December 31, 2018	December 31, 2017
Cash Flow From Operating Activities:
Net loss	(1,649,999)	(1,127,495)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	369,308	152,200
Stock issued for services	57,420	320,260

Depreciation and amortization	8,009	13,237
Changes in operating assets and liabilities:
Increase/Decrease in deposits	-	-
Increase/Decrease in prepaid expenses and other current assets	(137,018)	(118,248)
Decrease/Increase in inventory	(64,701)	11,184
Increase in other assets
Increase in accrued settlement	-	-
Increase in accounts payable	51,327	(26,501)
Net Cash Used in Operating Activities	(1,365,654)	(775,363)

Investing Activities:
Purchases of property and equipment	(393)	1,101
Patent expenditures	-	-
Net Cash Used in Investing Activities	(393)	1,101

Financing Activities:
Proceeds from issuance of common stock	1,393,694	712,376
Proceeds from notes payable- related party	-	-
Repayment of advances from related party	-	-
Net Cash Provided by Financing Activities	1,393,694	712,376

Net Decrease in Cash	27,647	(61,886)

Cash - Beginning of year	72,038	192,942
Cash - End of year	99,685	131,056

Notes to Financials

For

Earth Science Tech Corporation

For the Period Ending

December 31, 2018

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

As of December 31, 2018 the Company has no warrants that are anti-dilutive and not included in the calculation of diluted loss per share.

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

Note 3 — Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2018, the Company had negative working capital, an accumulated deficit of $27,148,206 and was in negotiations to extend the maturity date on notes payable that are in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Commitments and Contingencies

Legal Proceedings

Cromongen Biotechnology Corporation vs. Earth Science Tech, Inc. The Company is engaged in a legal controversy with a former supplier, Cromogen Biotechnology Corporation (“Cromogen”). The controversy is a matter involving a distribution agreement and the alleged actions outside of the distribution agreement by prior management. The Company claimed that Cromogen did not perform in accordance with its contract to supply high quality hemp oil to the Company on a consistent and timely manner. In accordance with the arbitration clause stipulated to in the distribution agreement, the parties agreed to arbitrate any controversy arising out of the distribution agreement. Notwithstanding the fact that their agreement to arbitrate was limited to disputes arising out of the agreement, Cromogen counterclaimed damages from lost business due to prior managements’ failure to forward samples of CBD oil to another potential customer of Cromogen’s, something that had not been covered by the distribution agreement. In the arbitration proceeding, the Company filed a counterclaim and affirmative defenses to Cromogen’s claims for damages. The Company also filed a legal action in the courts of Florida against Cromogen, its principals and related companies, wherein fraud is alleged in connection with Cromogen’s representations regarding the formulation and quality of the hemp oil supplied. The legal action in the Florida courts has been stayed by court order.

Since then the arbitration panel issued an award in favor of Cromogen (the “Award”) on June 8, 2018. The Award denied the Company’s counterclaims and certain of Cromogen’s claims. However, the Award was ultimately in favor of Cromogen on three issues which came in at a total of $3,994,522.55. This consisted of a sum for breach of contract against the Company in the amount of $120,265.00, a sum for costs and fees against the Company in the amount of $111,057.55 and a sum for the claim of tortuous interference and conversion against the Company in the amount of $3,763,200.00 based on alleged lost profits based on the claimed lost contract that would have allegedly resulted in business of $48 million in revenue for Cromogen. On December 17, 2018, after the issuance of a Federal Magistrate’s Report and Recommendations, the Company received notice that the District Court in Florida, had confirmed the Award that had been previously granted by the arbitration panel, denying however, the award of fees that the arbitration panel had granted Cromogen. The Company believes that the arbitration panel exceeded the scope of its authority in ruling on the tort matter on at least two grounds. First, the claim for tortuous interference and conversion do not involve the parties’ performance under the distribution agreement nor were such extra-contractual matters covered by the language in the arbitration clause. The only way to reach that conclusion is for the arbitration panel to broaden its scope to include them. As such, it is the Company’s position that the arbitration panel exceeded the scope of its authority in hearing and ruling on the tort claims. Second, as a matter of law, the allowance of the tort claims violates the economic loss principles in contract law in the State of New York; and because of the forgoing reasons, among others, the court erred in failing to vacate the tort portions of the Award. This matter is now on appeal and the Company is optimistic about its prospects on appeal because of several recent cases in the jurisdiction where lower courts’ judgments confirming arbitration awards have been overturned because the arbitrators exceeded the scope of their authority. Nevertheless, the outcome remains speculative and as such (although argument has been made that only the breach of contract portion of damages should be accrued), the Company elected not to modify the reserve previously established as “accrued settlement” until the matter is either resolved on appeal or by the receiver.

Additionally, notwithstanding its prospects for success on appeal, faced with such a large judgment, the Company considered its options and settled on the appointment of a receiver and putting the Company into receivership. On January 11, 2019 the Company received notice that Strongbow Advisors, Inc., and Robert Stevens (the “Receiver”) had been appointed as receiver by the Nevada District Court, Clark County Nevada in Case No. A-18-784952-C. In addition to appointing the Receiver, the Court issued a Writ of Injunction or “Blanket Stay” covering the Company and its assets during the time that the Company is in receivership. The Blanket Stay will remain in place unless otherwise waived by the Receiver, or it is vacated by the Court or alternatively, lifted by the Court, upon a “motion to lift stay” duly made and approved by the Nevada District Court. The purpose of the “Blanket Stay” is to protect the estate and prevent interference with its administration while the Company’s financial issues are fully analyzed and resolved. As part of this process, creditors will be notified and required to provide claims in writing under oath on or before the deadline stated in the notice provided by the Receiver or those claims will be barred under NRS §78.675.

The Registrant determined that it was in its best interest and those of its shareholders and creditors to seek protection under receivership after evaluating its options following the order for judgment in favor of Cromogen in the matter entitled Cromogen Biotechnology Corporation vs. Earth Science Tech, Inc.. The appointment of Strongbow Advisors, Inc. and Robert Stevens as Receiver was approved unanimously by the Registrant’s Board of Directors and a majority of its debt holders. Strongbow and Stevens were selected because of their reputation of helping companies restructure and continue to execute on their business plans, albeit under a debt and capital structure that allows them to succeed. Unlike many receivers who simply look to wind up the affairs of a company and liquidate its assets, Stevens and Strongbow have built a reputation and differentiated themselves by assisting companies with financings and working in the capital markets to help companies raise the capital needed not only to pay debts but to build and grow their businesses. As a result, they are almost hyper-vigilant in protecting their companies’ shareholders and are not focused solely on creditors.

About Strongbow Advisors, Inc.

After lengthy discussions with its principal, Robert Stevens, and after having had an opportunity to research the history of some of the companies for which he and his firm were judicially appointed as receiver, Earth Science’s management is optimistic about having Strongbow Advisors serve as its Receiver. As stated, unlike many receivers who take a liquidation approach to their judicial roles, Stevens has a pragmatic philosophy of helping companies to restructure and use, what is generally considered, a negative situation as an opportunity for them to become better, stronger, more vibrant, operating companies. Stevens has a firm commitment to protecting creditors and shareholders alike; however, it’s his attention to an enterprise as a whole and in particular on the business’ shareholders that truly differentiates Strongbow Advisors and him from other receivers.

In his role as receiver, Stevens has reorganized companies that emerge from receivership having fully settled all of their liabilities and recovered significant value for their shareholders, to continue as stronger successful companies. As an example, in one case we reviewed, while in receivership the company was not only able to raise capital and pay its creditors in full, it was also able to recover all of the value for the investing shareholders dating back to its IPO in 2008; and in that case, those IPO investors had not only not lost money, but were able to realize substantial returns on their investments as shareholders.

In short, Stevens has a breadth of experience as a receiver helping companies and their creditors, shareholders and other constituents who have effectively “found themselves with lemons,” to “make high quality lemonade.” As such Earth Science is optimistic that it will be another one of Strongbow’s success stories.

Lease Agreements

On August 14, 2017, the Company entered into an office lease covering its new Doral, Florida headquarters, with landlord Doral Flex. The Lease term is for 37 months commencing on September 1, 2017 and ending on September 30, 2020. The monthly rent, including sales tax is $1,990, $2,056 and $2,124 for the years ending 9/30/2018, 9/30/2019 and 9/30/2020 respectively. A deposit of $6,191 was tendered to secure the lease. Rent expense for the three months and nine months ended December 31, 2018 were $6,996 and $20,218 respectively.

Note 6 - Balance Sheet and Income Statement Footnotes

Accounts receivable represent normal trade obligations from customers that are subject to normal trade collection terms, without discounts or rebates. If collection is expected in one year or less they are classified as current assets. If not, they are presented as non-current assets. Notwithstanding, these collections, the Company periodically evaluates the collectability of accounts receivable and considers the need to establish an allowance for doubtful debts based upon historical collection experience and specifically identifiable information about its customers. As of December 31, 2018, the Company had allowances of $ 110,066. The Company used an allowance of 40% of receivables over 90 days to charge bad debt expense.

Prepaid expenses and other current assets of $60,093 as of December 31, 2018 mainly represent $61,386 in prepaid expenses for an accounts payable invoice from Greybeard Holding dated 7/24/18 for inventory but not yet delivered and $(1,881) in refunds from November 2018 to be processed by T1 Payments.

Accounts payable are obligations to pay for goods and services that have been acquired in the ordinary course of business from suppliers. Accounts payable are classified as current liabilities if payment is due within one year or less (or in the normal operating cycle of the business if longer). If not, they are presented as non-current liabilities

Accrued expenses of $70,597 as of December 31, 2018 mainly represent $22,597 of accrued interest on notes payable and accrued payroll for Michael Aube for $48,000.

General and administrative expenses were $94,159 and $392,703 for the three months ended December 31, 2018 and 2017 respectively and $392,703 and $ 575,906 for the nine months ended December 31, 2018 and 2017 respectively. For the three months ended December 31, 2018, the majority comprised of consulting fees in the amount of $36,247 and accounting fees of $1,600. The remainder of, $56,312 was for employee compensation, rent, and other expenses. For the Nine months ended December 31, 2018 the majority comprised of consulting fees of $144,656 and accounting fees of $73,400. The remainder of $174,647 was for employee compensation, rent and other expenses.

Professional fees were $13,351 and $39,605 for the three months and nine months ended December 31, 2018 respectively. The bulk of these expenses were paid to transfer agent for issuance of stock.

Costs of legal proceedings and other legal matters were $142,064 and $413,611 for the three months and nine months ended December 31, 2018. Legal expenses were for expenses of counsel handling litigation, intellectual property, Exchange Act reporting and general corporate and transactional issues.

Research and development were $136,489 and $ 305,999 for the three months and nine months ended December 31, 2018. These expenses were for new products and a medical device.

Note 7-Subsequent Events

On January 1, 2019 the Company engaged David Barbash as chief sales officer (“CSO”) transitioning Jill Buzan, the Company’s previous CSO, to the position as a Florida sales representative.

On January 11, 2019 the Company signed an agreement to transfer of majority ownership and control of its wholly owned subsidiary, Kannabinoid, Inc., to a third party, retaining an interest in an ongoing 5% royalty on all sales of its Kana product.

On January 09, 2019 the Company entered into receivership with the judicial appointment of Robert Stevens and Strongbow Advisors, Inc. The Company determined that it was in its best interest and those of its shareholders and creditors to seek protection under receivership after evaluating its options following the order for judgment in favor of Cromogen in the matter entitled Cromogen Biotechnology Corporation vs. Earth Science Tech, Inc.. The appointment of Strongbow Advisors, Inc. and Robert Stevens as Receiver was approved unanimously by the Registrant’s Board of Directors and a majority of its debt holders. Strongbow and Stevens were selected because of their reputation of helping companies restructure and continue to execute on their business plans, albeit under a debt and capital structure that allows them to succeed. Unlike many receivers who simply look to wind up the affairs of a company and liquidate its assets, Stevens and Strongbow have built a reputation and differentiated themselves by assisting companies with financings and working in the capital markets to help companies raise the capital needed not only to pay debts but to build and grow their businesses. As a result, they are almost hyper-vigilant in protecting their companies’ shareholders and are not focused solely on creditors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following section, Management’s Discussion and Analysis, should be read in conjunction with Earth Science Tech Inc.’s financial statements and the related notes thereto and contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Report on Form 10-Q. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of many factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report filed on Form 10-Q.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Registration Statement filed on Form 10-12g and our Annual Report filed on Form 10-K for the fiscal year ended March 31, 2018, as well as our Quarterly report filed on Form 10-Q for the period ending September 30, 2018.

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

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiaries. The subsidiaries include Earth Science Tech Inc, Nutrition Empire Co. Ltd., Earth Science Vapor, Earth Science Pharmaceutical Inc., Kannabidioid Inc. (all intercompany balances and transactions have been eliminated on consolidation.)

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

As of December 31, 2018 the Company had no warrants issued or outstanding.

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

Liquidity and Capital Resources.

For the Nine-Month Period Ended December 31, 2018 versus December 31, 2017

During the nine months ended December 31, 2018, net cash used in the Company’s operating activities totaled $(1,365,654) compared to $(775,363) during the nine months ended December 31, 2017. During the nine months ended December 31, 2018, net cash used in investing activities totaled $(393) compared to $1,101 provided by investing activities during the nine months ended December 31, 2017. During the nine months ended December 31, 2018, net cash provided by financing activities totaled $1,393,694 compared to $712,376 from financing activities during the nine months ended December 31, 2017. During the nine months ended December 31, 2018, net cash increased $27,647 as compared to a decrease of $(61,886) during the nine months ended December 31, 2017.

At December 31, 2018, the Company had cash of $99,685, accounts receivable of $110,101, inventories of $199,485 and prepaid expenses of $60,093 that comprised the Company’s total current assets totaling $469,364. The Company’s property and equipment at December 31, 2018 had a net book value of $14,178. The Company also had Patents totaling $35,436 at December 31, 2018, while the Company’s total assets at December 31, 2018 were $525,169.

At December 31, 2018, the Company had total liabilities of $474,727 of which $231,323 was held as a reserved for the settlement of its lawsuit with Cromogen (See Part II Other Information, Item 1. Legal Proceedings). Notwithstanding this reserve, the Company is optimistic, between its appeal of the judgment confirming the arbitration award and being in receivership, that the amount that it may ultimately be required to pay will be substantially less that the reserve contingency currently carried in its liabilities and/or that any payment that it may ultimately be required to pay may be structured by the receiver so as not to unduly burden or interfere with the Company’s business operations. Additionally, the Company’s legal expenses associated with the Cromogen matter increased from $67,506 at December 31, 2017 to $413,611 at December 31, 2018 as there was more activity in the matter. The Company does not anticipate the costs of Cormogen litigation to remain at the levels they have been over the last two quarters because all that remains for the Company is the appeal. However, the anticipated decrease in legal costs associated with the Cromogen matter may be offset by the expenses of being in receivership where we will be responsible for the legal fees and costs incurred by the receiver; and in any event, regardless of the increase in one expense compared to the decrease in another, the Company believes that on balance, the net benefit to it that will result from the receivership will substantially outweigh the associated costs. The Company had no other long-term liabilities, commitments or contingencies. Other than anticipated increases in costs due to the expenses of being in receivership and the legal expenses associated therewith; together with the overall increase in expenses associated with a growing business and expanding operations, the Company does not anticipate a relative increase in any other expenses. The Company’s management is not aware of any other known trends, events or uncertainties which may affect the Company’s future liquidity except for a certain amount of uncertainty associated with being in receivership and to a certain extent, its dispute with Cromogen. However, as stated, the Company is optimistic about the receiver chosen because of Robert Stevens and Strongbow Advisors, Inc.’s excellent reputation and history of working for the benefit of companies’ shareholders and other constituents and not simply the creditors.

At December 31, 2018, the Company had a stockholders’ equity totaling $50,442 compared to a equity of $113,627 for the period ending December 31, 2017.

RESULTS OF OPERATIONS

For the Three Months Ended December 31, 2018 versus December 31, 2017

The Company’s revenue for the three months ended December 31, 2018 was $202,760 compared to December 31, 2017 revenue totaling $100,891. The Company incurred operating expenses for the three months ended December 31, 2018 totaling $613,176 that included officer compensation of $49,788 in cash and $96,775 in stock based compensation with other employee stock based compensation of $0, marketing expenses of $80,550 and general and administrative expenses of $94,159, professional fees of $13,351, costs of legal proceedings of $142,064 and research and development expenses of $136,489. Operating expenses for the three months ended December 31, 2017 totaled $584,585 and included officer compensation of $24,000 in cash and $71,000 in stock based compensation with other employee stock based compensation of $14,200, marketing expenses of $139,438 and general and administrative expenses of $160,993, professional fees of $14,156, costs of legal proceedings of $63,211 and research and development expenses of $97,587.

For the Nine Months Ended December 31, 2018 versus December 31, 2017

The Company’s revenue for the nine months ended December 31, 2018 was $570,975 compared to December 31, 2017 revenue totaling $291,403. The Company incurred operating expenses for the nine months ended December 31, 2018 totaling $1,891,003 that included officer compensation of $165,317 in cash and $349,125 in stock based compensation with other employee stock based compensation of $20,182, marketing expenses of $204,461 and general and administrative expenses of $392,703, professional fees of $39,605, costs of legal proceedings of $413,611 and research and development expenses of $305,999. Operating expenses for the nine months ended December 31, 2017 totaled $1,270,773 and included officer compensation of $74,500 in cash and $138,000 in stock based compensation with other employee stock based compensation of $14,200 marketing expenses of $219,984 and general and administrative expenses of $575,906, professional fees of $83,090, costs of legal proceedings of $67,506 and research and development expenses of $97,587.

The Company’s Plan of Operation for the Next Twelve Months.

The Company generated a net loss from continuing operations for the three and nine month periods ended December 31, 2018 and December 31, 2018 of approximately $521,406 and $1,649,999, respectively. As of December 31, 2018 and March 31, 2018, the Company had current assets of $469,364 and $281,905, respectively, which included the following as of December 31, 2018: cash and cash equivalents of approximately $99,685; inventory of $199,485; accounts receivable of $110,101 (net of $110,066 in allowances.) and prepaid expenses of $60,093; Compared to; and the following as of March 31, 2018 cash and cash equivalents of approximately $72,038; inventory of $134,784; accounts receivable of $69,050 (net of $111,301 in allowances); and prepaid expenses of $6,033.

The Company’s auditors have expressed doubt as to our ability to continue as a going concern in part, because at December 31, 2018, the Company had negative working capital, an accumulated deficit of $27,148,206 and a note payable that has passed its maturity date and although the holder has been willing to forbear on collection activities, there is no formal written forbearance agreement and the holder could commence collections at any time if it so wished. We believe this is unlikely given the relative size of the note valued at $59,558 compared with the value of the note holder’s 6,700,000 shares of Common Stock. Additionally, our Current Liabilities have historically exceeded our Current Assets; and as of December 31, 2018 that trend was continued with our Current Liabilities of $474,727 exceeding our Current Assets of $469,364 by $5,363. While this trend is certainly has not been part of the Company’s objectives, management does not see it as particularly significant because in considering our Current Liabilities, $59,558 of them are represented in a related party note held by a “friendly” creditor who is also a large shareholder. In addition, the Current Liabilities also include the Accrued Settlement amount of $231,323. As stated, we believe that the related party note holder will continue to forgo immediate payment until we are in a better cash position to make payment and will otherwise cooperate with the receiver in structuring payment terms. Thus, while it is listed as a Current Liability, it operates more closely as a long-term liability and may ultimately be negotiated and converted into equity.

The Accrued Settlement represents nearly half of our Current Liabilities and at $231,323 it’s accrual represents a contingency reserve made for the unfavorable arbitration award that was confirmed and reduced to a judgment in the Company’s dispute with Cromogen (See Part II Item 1 Legal Proceedings.). So, while the Company was not ultimately successful in its motion before the arbitration panel or before the court in seeking to have the award recalculated (based upon the mathematical error described.) However the Company, nevertheless, continues to have what it believes is more than one solid basis to successfully challenge the award / judgment on appeal and the matter is now on appeal. Additionally, the Company has since been put into receivership and with the appointment of the receiver a Blanket Stay was ordered by the Court. As such, its assets are not be subject to levy by any of the Company’s creditors. Further, if any of the Company’s creditors fails to make their claim(s) for amounts they claim due in a timely manner, after the receiver gives notice, those claims not timely made will be barred from later collecting and those amounts would no longer be recorded in the Company’s financial statements as Liabilities. The receiver has a wide degree of discretion in restructuring the estate of the Company and in how it manages the various creditors’ claims. In general, it may accept a claim, deny the claim or accept a claim in part and deny it in part; and in so doing, the receiver will consider the fairness to the parties affected, and the reasonableness of each claim. This includes Cromogen’s claim, regardless of the fact that its claim is based on a judgment. Thus, while we are ultimately optimistic about our prospects for success on appeal, as stated we are in receivership and as such, are afforded the protections of the Blanket Stay and all of the tools available to the receiver in his capacity, no assurances can be given that the appeal or the receiver’s decisions will be what we would view as “beneficial.” Although, we are confident that we will emerge from receivership, in any event, in a better position for our shareholders than we entered into it.

Regardless of the forgoing issues, the Company will require additional debt or equity financing for its operations as currently conducted. However the Company believes its margins are sufficiently high that management feels, it could curtail a number of other costs and expenses, if necessary, that would enable it to continue its operations on a more limited basis - selling industrial hemp based CBD and full-spectrum oils. However, the research and development we intend to pursue will require additional funding such that in order to maintain our operations at their current level (building for expansion, R&D, and the roll-out of our MSN-2 Device), we will require additional debt or equity financing in addition to the grants we have been able to secure. If we are unable to secure such additional financing we would not be able to continue our operations as we have historically, with the research and development and accelerated product launches. As mentioned , our increase in marketing has provided us with additional sales opportunities that we believe will significantly increase our sales in the current year; and with our margins at approximately 41.17% together with increasingly larger inventory turns, our working capital would build quickly, if we are: a.) not continuing to fund R&D and having to meet other expenses nor b.) having to meet the R&D and other expenses with proceeds from additional financing; in each case, at an expense rate that is faster than our sales allow. This would then allow us to sustain operations without additional funding over the next 12 months if we were to reduce our operations and focus only on CBD and full-spectrum precuts; at which point, we could then begin with R&D and other expenses.

Alternatively we could raise additional funds to meet the anticipated R&D and other expenses while we allow the sales from our existing products to become self sustaining. This last path is our currently intended path to additional revenue. In fact, our receiver intends to assist us in raising additional funds to meet our obligations and to fund expansion of our business and operations. Among the financing possibilities presented by the receiver are the sale of Receivers’ Certificates, an existing shareholder rights offering and a combination of debt and registered equity placed with an institutional investor. The proceeds from any financing will be used to meet the expenses of the receiver’s ongoing fees and costs associated with the administration of the estate, meeting creditors allowed claims and working capital for the Company’s ongoing operations, expansion and pursuit of its business plan.

Historically we have been able to fully fund operations from a combination of operations and through additional sales of our common stock; and even though we are in receivership, we have no reason to believe that we will not be able to continue doing so since we have a strong base of existing shareholders who are committed to our vision for the Company, they have historically demonstrated a willingness to purchase shares of stock when they are offered and the receiver intends to offer and in fact, has an additional exemption available to it that may be more desirable to them. If these shareholders were to cease purchasing shares when offered, if we or our receiver were unable to secure other sources of debt or equity financing, or if we or our receiver were unable to secure any or sufficient financing and on terms that are acceptable to us collectively, we would not be able to continue operations as currently planned. Rather, we would need to curtail our research and development, scale back operations and only focus on meeting the CBD and full-spectrum sales. But even then if we curtailed operations, depending on whether we continued to incur unforeseen expenses, the receiver’s costs of administration of the estate were larger than expected or we otherwise generally incurred higher than expected expenses, we may not have sufficient capital to meet our current operating needs (including the receiver’s costs of administration of the estate). However we do have sufficient resources over the short and long term with scaled back expenses and R&D so that after several turns of inventory we believe we would then be able to meet the costs of administration and resume our R&D and operations as planned. Additional funding primarily allows us to meet the additional costs associated with the receiver’s administration of the estate and to expedite our business plan. During the periods ending December 31, 2018 and December 31, 2017 the Company has met its capital requirements through a combination of operating activities and through external financing through the sale of its restricted common stock. We intend to continue the sales of our common stock and believe that by becoming a fully reporting company we have been able to attract additional investors, at smaller discounts to the current market price and from generally higher market prices, which is resulting in less dilution to existing investors than was the case while we were not a reporting company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

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

Since then the Company has received a copy of the Final Award (the “Award”) from the arbitration panel (the “Arbitration Panel”) that was rendered June 8, 2018. The Award totaled $3,994,522.55, and consisted of a sum for breach of contract against the Company in the amount of $120,265.00; a sum for costs and fees against the Company in the amount of $111,057.55 and a sum for the claim of tortuous interference and conversion against the Company in the amount of $3,763,200.00 based on alleged lost profits based on the claimed lost business of $48 million based upon a purchase agreement Cromogen claimed to have had with CBD Oil Depot. The Award was submitted to a Federal Magistrate by the Court and upon receipt of the Federal Magistrate’s report and recommendations, the Court confirmed the Award, entering a judgment in favor of Cromogen in the amount of $3,994,522.25 together with pre-judgment interest of $580,651.93 and post-judgment interest from the date of the Judgment, denying only that portion of the Award related to fees and costs (the “Judgment.”)

Notwithstanding the Judgment the Company does not believe that it will ultimately be responsible for the Tort and Conversion Claims, the entire basis for the Tort and Conversion Claims comes from 4 sample vials of purported CBD rich hemp oil that were not ordered or even requested by the Company but rather were sent with the second drum of hemp oil (without the Company’s knowledge or prior approval) that were part of the first order. The Agreement’s arbitration clause is expressly limited to claims arising from the “Agreement and performance by the parties [t]hereunder”. The Arbitration Award was reviewed by a magistrate and in the magistrate’s report and recommendations (the “R&R”), confirmation of those portions of the Award that held Earth Science liable for tort claims were recommended and adopted by the Judge. However, those claims did not even arise from the Agreement or either party’s performance thereunder; and the Arbitration Panel had no authority to adjudicate the tort claims in the first place. In fact, the Award ended up being exorbitant and quasi-punitive. The Distribution Agreement between Earth Science and Cromogen essentially consisted of three parts: : (1) Cromogen agreed to provide Earth Science with “pure CBD molecule” (“CBD” or, the “Product”), (2) Earth Science agreed to sell the Product within the United States, and (3) the parties agreed to share the revenue generated by Earth Science’s sales. The Distribution Agreement made absolutely no reference to any obligation on the part of Earth Science to facilitate Cromogen’s acquisition of new customers, or to act as a courier for items that Cromogen decided to include in its shipments of the Product to Earth Science. The Agreement contained a narrowly worded arbitration clause – providing for the arbitration of disputes arising from the “Agreement and performance by the parties hereunder.”

Notwithstanding the limited authority provided to the Arbitration Panel by the arbitration clause, the Award rendered by them not only resolved disputes arising under the Agreement, but also adjudicated Cromogen’s tort claims, which arose from events utterly distinct from the Distribution Agreement. Those tort claims were based on Earth Science’s purported conversion of four vials of samples that Cromogen asked Earth Science to pass on to a potential new contractual counterparty for Cromogen and tortious interference with that new contract. Notably, the samples were not part of the actual Product that Cromogen sent to Earth Science to be resold under the Agreement. Nor would Earth Science receive any compensation under the Distribution Agreement or otherwise for passing on the vials. Nonetheless, on the basis of these extra-contractual tort claims, the Arbitration Panel assessed millions of dollars in damages against Earth Science – accounting for almost 97% of the total Award.

In considering the motions to confirm and partially vacate the Award, the magistrate and Court correctly concluded that the Distribution Agreement (and the agreement to arbitrate) is governed by New York law (not federal common law), that the issue of arbitrability should be decided by the Court (not the Arbitration Panel), and that Earth Science’s cross-motion to vacate the Award was governed by Section 10(a)(4) of the FAA (not the Panama Convention). The magistrate also correctly found that the arbitration clause of the Distribution Agreement applied to the “Agreement and performance by the parties hereunder.” And the Magistrate found that Cromogen’s tort claims arose not from the Distribution Agreement, but from Earth Science’s “subsequent promise” to Cromogen to forward vials of samples to a potential new Cromogen counterparty.

So the magistrate correctly concluded that New York Law applied, which required that the arbitration clause be read as a whole, that the Court give meaning to each of its terms and that the parties’ agreement to arbitrate was limited to “performance by the parties” under the Distribution Agreement. However, it is at this point that the magistrate’s R&R and the Court’s adoption of it goes awry in the application of these principles of whether the Arbitration Panel exceeded the scope of its authority under 9 U.S.C. § 10(a)(4) by adjudicating Cromogen’s tort claims even though they had nothing to do with performance of the Distribution Agreement. The Distribution Agreement provided for: (1) Cromogen’s obligation to provide conforming quantities of the Product; (2) Earth Science’s obligation to purchase the Product from Cromogen and re-sell it within the United States; and (3) the sharing of revenue generated by Earth Science’s sales of the Product. (See Distribution Agreement). The Agreement made absolutely no reference to any obligation on the part of Earth Science to help facilitate Cromogen’s sales to other customers by acting as an intermediary for anything else that Cromogen unilaterally decided to include in its shipment of the Product to Earth Science.

When interpreting contractual references to claims or disputes “arising from” a contract, New York state and federal courts have repeatedly held that tort claims arising from events which transpired after the execution of the contract do not fall within the scope of such contractual provisions. For example, in Fantis Foods, Inc. v. Standard Importing Co. Inc., New York’s Appellate Division interpreted a forum selection provision that referred to “objections that may arise from the present agreement.” 63 A.D.2d 52, 58, 606 N.Y.S.2d 763, 767 (N.Y. App. Div. 1st Dept. 1978) (reversed on other grounds). The court held that “[a]lthough this clause would be applicable respecting a claim brought in contract, it has no application to [third party plaintiff’s] claim which sounds in the tort of conversion” and that the alleged conversion “subsequent to the contract constitutes an undisputed act not arising out of the contract.” Id. (emphasis added.) In rejecting an argument that, but for the contract, the tort would not have occurred – the precise argument advanced by Cromogen and the Arbitration Panel – the court held that even though “the contract created the property rights which were violated . . . conversion does not render indistinct the fact that the conversion is a dispute outside of that contract.” Id. (emphasis added) (citing Hodom v. Stearns, 32 A.D.2d 234, 301 N.Y.S.2d 146 (N.Y. App. Div. 4th Dept. 1969).

Similarly, in Knieriemen v. Bache Halse Stuart Shields Inc., the New York Appellate Division held that a contractual forum selection clause did not govern the plaintiff’s tort claims because “[t]hat the parties agreed that their contract should be governed by an expressed procedure does not bind them as to causes of action sounding in tort.” 74 A.D.2d 290, 293, 427 N.Y.S.2d 10, 12-13 (N.Y. App. Div. 1st Dept. 1980) (emphasis added) (citing Fantis Foods, 63 A.D.2d 52). Federal courts applying New York law when assessing the interplay between contractual provisions referencing performance, and tort claims arising from events subsequent to the execution of the contract, have reached the same conclusion – and cited Knieriemen and Fantis Foods in support of their rulings (Emphasis Added). See Klock v. Lehman Bros. Kuhn Loeb Inc., 584 F. Supp. 210, 215 (S.D.N.Y. 1984) (citing Knieriemen, 74 A.D.2d at 293); Sterling Nat. Bank & Trust Co. of N.Y. v. Southern Scrap Export Co., 468 F. Supp. 1100, 1104 (S.D.N.Y. 1979) (citing Fantis Foods, 63 A.D.2d at 58).

In fact, in Sterling Nat. Bank & Trust, the Southern District of New York applied the holding of Fantis Foods within the context of a dispute over the scope of an agreement to arbitrate, concluding that the agreement did not include tort claims that did not arise out of the contract. The contract in question in Sterling had a much broader arbitration clause than that present in the Distribution Agreement, extending to “any controversy or claim arising out of or relating to this contract, or the breach thereof, shall be settled by arbitration.” Sterling Nat. Bank & Trust Co. of N.Y., 468 F. Supp. 1100, 1102 (S.D.N.Y. 1979). Even so, the court held that this arbitration provision did not encompass a claim for conversion of goods, noting that the defendant had “consented to arbitrate only with respect to matters ‘arising out of or relating to the contract.’” Id. at 1103. Quoting a decision from the Second Circuit Court of Appeals, the court in Sterling Nat. Bank & Trust held that “reason dictates that for a dispute to be characterized as germane to the subject matter of the contract it must as least raise some issue, the resolution of which [involves] a reference to, or construction of some portion of the contract involved.” Id. at 1104 (quoting Old Dutch Farms, Inc. v. Milk Drivers & Dairy Employees Union, 359 F.2d 598, 601 (2d Cir. 1966)).

In applying this standard to the case at bar, it should easily be concluded that Cromogen’s Tort Claims are not germane to the subject matter of the Distribution Agreement because they raise no issue which requires the construction or enforcement of any contractual provision. No reasonable interpretation of the Distribution Agreement can possibly support the conclusion that Cromogen’s Tort Claims arise from “performance by the parties [t]hereunder.” As a result, the only way to conclude that Cromogen’s Tort Claims were arbitrable is to either disregard this language in its entirety, or stretch it far beyond what the rules of contract interpretation will allow.

The magistrate’s reference to disputes “stemming from” or “relating to” the Distribution Agreement and the Court’s adoption of them simply cannot bridge the gap between the facts belying Cromogen’s Tort Claims and the unambiguous language of the arbitration clause. As noted above, in the face of an even broader arbitration clause than set forth in the Distribution Agreement, the District Court for the Southern District of New York in Sterling nevertheless concluded that a claim from conversion fell beyond the scope of the clause because it had absolutely nothing to do with performance – citing Fantis Foods in support of its conclusion. Magistrate Reinholdt even acknowledged that Cromogen’s Tort Claims arose from a “subsequent promise” made by Earth Science after the negotiation and execution of the Agreement – just like the claims at issue in Fantis Foods. Fantis Foods, Inc., 63 A.D.2d at 58.

The preference in favor of arbitration does not justify the wholesale rewriting of the unambiguous language of the arbitration clause. There is simply no contractual nexus between Earth Science’s failure to forward the samples and any duty or obligation imposed by the Distribution Agreement. When the Arbitration Panel ignored the arbitration clause’s crystal clear reference to performance under the Distribution Agreement, and awarded tort damages – worth more than thirty times the amount implicated by Cromogen’s breach of contract claim and 10 times the face value of the Distribution Agreement – it exceeded the scope of its authority, and its Award and the Judgment following it should at least be partially vacated as a result and we are optimistic that these will be vacated on appeal and/or will be denied by the receiver.

So the magistrate’s R&R and the Court erred by departing from the applicable law and the unequivocal language of the arbitration clause. Instead of examining whether the Tort Claims arose from the Distribution Agreement or the parties’ performance thereunder, the R&R contended and the Court adopted the idea that that the Tort Claims “stem from” and “relate” to the parties’ performance under the Distribution Agreement, and thus stretched to include them within the arbitration’s scope. But the arbitration clause does not authorize the arbitration of claims that “stem from” or “relate to” performance of the Distribution Agreement. It speaks only of actual “performance by the parties [t]hereunder.” In fact, the term “relate to” indicates proximity to – something beyond the Distribution Agreement – since otherwise the conduct would have constituted performance, not stemmed from it. To ignore this distinction is to essentially write the reference to “performance by the parties hereunder” out of the arbitration clause altogether. Indeed, if Cromogen’s tort claims could be tethered to Earth Science’s obligations under the Distribution Agreement, Cromogen could have simply folded them into its breach of contract claim – which Earth Science has always acknowledged falls within the scope of the arbitration clause. The Arbitration Panel’s inability to place the events that gave rise to Cromogen’s tort claims within the four corners of the Distribution Agreement underscores the extent to which the Arbitration Panel exceeded its authority by imposing what amounts to punitive damages against Earth Science. In short, the R&R’s conclusion and the Court’s adoption of it violates bedrock principles of contract construction and arbitrability, and as such, we believe it will be rejected by the Appellate Court and/or the receiver.

In addition to the question of the actual arbitrability of the Tort Claims, there is an issue in the method and math associated with the computation of damages for the Tort Claims. In reviewing the Award, the Company’s counsel found that a computational error was made by the Arbitration Panel. The damage award and Judgment was based upon Cromogen’s claim of lost profits and to calculate lost profits the tribunal extrapolated using the numbers that form the basis of Cromogen’s 2014 statement of Profit and Loss (“P&L”) from the report of their own expert witness. The tribunal then added 50% of Cromogen’s marketing costs back to net income; used the percentage of the adjusted net income compared to the gross revenue as the multiplier; multiplied it by the $48 million and then divided in two to arrive at what they called “lost profit” or the damages. There are three issues with this calculation and at least two other problems with the Judgment. First, the number used for the cost of goods sold was incorrect based on the numbers presented by Cromogen itself. Second, when the correct cost of goods sold number is used, Cromogen shows a loss not a profit. So we are not looking at a question of how much profit was there but whether there was a profit at all. Below is a chart depicting the results of a corrected profit and loss statement that continues to follow the tribunal’s approach of adding 50% of the marketing expense back to net income (loss) to arrive at the multiplier; multiplying by $48 million and then dividing in two, as the tribunal did. Next to the Cromogen summary computations is a corrected summary. A comparison is as follows:

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

Using the incorrect COGS the award was arrived at:

$48,000,000 x 15.68% = $7,526,400 x 50% = $3,763,200.

Using the same model but with the correct COGS the award would be:

$48,000,000 x 2.28% = $1,094,400 x 50% = $547,200.

What we continue to have difficulty with, in reviewing this part of the Award, is that when the correct cost of goods sold is used, there is no profit, there is a loss, So this isn’t a matter of the tribunal limiting a recovery of lost profits, it’s a matter of the tribunal relying on an expert’s P&L that is wrong (based upon their own evidence), then continuing to rely on that incorrect report to arrive at a damagers number. Damages for this part of the Award are based on “lost profits” but once the computational error is corrected, based on the evidence it placed in the record, Cromogen shows that is was losing money. Earth Science’s counsel brought a motion, for reconsideration and recalculation of the Award, before the tribunal pursuant to Rule 38 of the UNCITRAL Rules. The motion to recalculate the damages based on the correct cost of goods sold number was denied and the Court affirmed the Award and as such, the faulty calculation so the Award was not corrected to eliminate the tort damages or even to correct them to $547,200 using the same faulty model. Since the motion was limited to computational errors only, the impropriety of relying on a clearly erroneous expert report could not be addressed directly with the Arbitration Panel; but rather, was brought before a federal judge when Cromogen sought to have the Award confirmed. The Court refused to review this error and instead confirmed this portion of the Award as rendered.

Again, the correction of the cost of goods sold number (a correction that comes from Cromogen provided numbers) results in a net loss rather than a net profit (as such there should really not be ANY allowance for lost profits.) Thus, we find it difficult to see how an award of lost profits can be even be granted or supported at all when the numbers the company presented show clearly that it has never been profitable. The “addition back” of a part of the marketing expenses artificially creates profit where none existed before. The arbitrary move in “adding back” creates adjusted net income instead of a loss and that income is what creates the multiple with which the Arbitration Panel then extrapolates. So the very basis upon which the damages of this part of the Award was made are deeply flawed. Earth Science continues to vehemently dispute this portion of the Award in its entirety. Because the amount being added back in, (fifty percent of 2014 marketing costs) comes from that flawed report and is not otherwise supported, this appears to be pulled out of nowhere and the flaw is obvious on its face. Allowing this portion of the Award to stand takes a company (Cromogen) that was not even shown to be profitable and finds profitability based upon artificially manipulated numbers, manipulation designed to reach a desired result. But there is no logical reason (and none was given) why a large contract wouldn’t just result in even larger losses. Here Cromogen would have the Arbitration Panel and the Court believe (and they both incorrectly went along with it) that simply having a large order would result in large profits when their own numbers would suggest that not only would they not realize a profit but, in fact, there would be a substantial loss.

The Company requested that the Court accept under seal as an exhibit to its cross-motion to vacate its Rule 38 Application to the Arbitration Panel to correct the enormous computational error at the heart of its tort damage calculation. (Because of the Arbitration Panel’s confidentiality order, filing under seal was required.) The Rule 38 Application, and the exhibits thereto, provide essential context for Earth Science’s discussion of this error, and the request for modification of the Award pursuant to Section 11 of the FAA could not be properly considered without it. The Federal Magistrate rejected the motion to file the exhibit under seal, and thus the Magistrate and the Court were unable to even read the Rule 38 Application, another issue where we find appealable error.

Notwithstanding the forgoing, we to believe that the portion of the Award / Judgment related to the tort claims will ultimately be denied, leaving only the $120,265.00 for breach of contract, since the costs and fees were reversed by the magistrate and the Court. Although there is a Judgment now outstanding in the amount of $3,994,522.25, together with pre-judgment interest of $580,651.93 and post-judgment interest from the date of the Judgment, we believe that the ultimate enforceability is too speculative to determine with any degree of certainty or even probability, as to what the outcome may be; and as such, we have elected not to change the liability accrued for in the amount of $231,322 until the Appeal is completed and/or the receiver has completed the administration of the Award/Judgment.

Earth Science Tech, Inc. v. Greenlink Software Services, LLC. In May of 2016, Earth Science Tech entered into a contract with Greenlink Software Services, LLC, aka Digital Exchange, as Earth Science Tech’s merchant service processor. In September of 2017, Digital Exchange closed their business and Earth Science moved to T1 Payments as their merchant processor. As of December 31 2018, Digital Exchange owes Earth Science Tech $84,342 in undisbursed bank holds and sales. Currently, Earth Science Tech is in negotiations with Digital Exchange, and both parties’ legal representatives in an attempt to resolve this matter. We are uncertain of the amount of monies that will be received and as of December 31, 2018 we wrote off the amount as a bad debt expense. Notwithstanding the write off of this sum, the Company’s receiver intends to pursue all amounts due from Greenlink.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2018, the Company issued 1,120,167 shares of its common stock for an aggregate of $462,975, in transactions that were exempt from registration pursuant to Section 4(2) and/or Rule 506 promulgate under Regulation D and/or Regulation S and/or Rule 701 under the Securities Act of 1933, as amended. No gain or loss was recognized on the issuances and shares that were issued for services were issued at the fair market value on the date of issuance; while shares that were issued for cash consideration were issued at a discount to fair market value. In both cases, shares are restricted securities bearing a standard Rule 144 legend or Regulation S legend as applicable. On October 1, 2018 the Company issued 25,000 shares to an investor at a price of $0.50 per share. On October 2, 2018 the Company issued 20,000 shares each to two investors at a price of $0.50 per share in blocks of 10,000 shares. On October 9, 2018 the Company issued 10,000 shares to an existing investor at a price of $0.75 per share. On October 15, 2018 the Company issued 6,000 shares to an investor at a price of $0.95 per share. On October 29, 2018 the Company issued 40,000 shares to an investor at a price of $0.50 per share. On November 5, 2018 the Company issued 100,000 shares to an investor at a price of $0.45 per share. On November 8, 2018 the Company issued 20,000 shares to an investor at a price of $0.50 per share. On November 30, 2018 the Company issued 10,000 shares to an investor at a price of $0.50 per share. On December 3, 2018 the Company issued 15,000 shares to an officer at a price of $0.90 per share. On December 5, 2018 the Company issued 75,000 shares to two investors at a price of $0.40 per share. On December 10, 2018 the Company issued 17,000 shares to an investor at a price of $0.30 per share. On December 11, 2018 the Company issued 16,667 shares, 34,000 shares , and 34,000 shares to 2 investors and an investor couple at a price of $0.30 per share. On December 13, 2018 the Company issued 35,000 shares to an existing investor at a price of $0.30 per share. On December17, 2018 the Company issued 35,000 shares and 100,000 shares to 2 investors at a price of $0.30 per share. On December 18, 2018 the Company issued 100,000 shares, 100,000 shares, 30,000 shares, 100,000 shares, and 20,000 shares to 5 existing investors at a price of $0.30 per share. On December 20, 2018 the Company issued 35,000 shares to an existing investor at a price of $0.30 per share. On December 31, 2018 the Company issued 2,500 shares, 50,000 shares, 10,000 shares, 50,000 shares, 10,000 shares to each of its 5 individual officers at $0.79 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During 2014, a stockholder, Great Lakes Holdings Group, LLC, provided funds to the Company evidenced by 8% uncollateralized notes payable due September 30, 2014. As of September 30, 2018 and September 30, 2017, the Company had $59,558 and $59,558, respectively of these notes payable which are in default. The Company is in negotiations to extend the maturity of these notes. Interest expense for the three and nine month periods ended December 31, 2018, were $1,191 and $3,573, respectively.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Entry into a Material Definitive Agreement

In October12, 2018, the Company entered an agreement with Canna Inno Laboratories, Inc. for clinical study of the protocols to be used in the processing of samples collected using its medical device, Hygee(TM) in testing fo / diagnosing Chlamydia and Gonorrhea.

In December16, 2018, the Company entered an agreement with Dermagate, Inc. to manufacture, assemble, and supply 5,000 units of Hygee(TM), the Company’s medical device.

In December24, 2018, the Company engaged the Canadian law firm of Faskin, Martinueau DuMoulin LLP to assist with the preparation and filing of the required documentation for listing Company’s common shares on the Canadian Securities Exchange as a life sciences company.

Appointment of Receiver

In the Matter of Robert Stevens and Strongbow Advisors, Inc. (Receiver) v Earth Science Tech, Inc. Nevada District Court, Clark County Nevada in Case No. A-18-784952-C On January 11, 2019 the Company received notice that Strongbow Advisors, Inc., and Robert Stevens (the “Receiver”) had been appointed as receiver by the Nevada District Court, Clark County Nevada in Case No. A-18-784952-C. In addition to appointing the Receiver, the Court issued a Writ of Injunction or “Blanket Stay” covering the Company and its assets during the time that the Company is in receivership. The Blanket Stay will remain in place unless otherwise waived by the Receiver, or it is vacated by the Court or alternatively, lifted by the Court, upon a “motion to lift stay” duly made and approved by the Nevada District Court. The purpose of the “Blanket Stay” is to protect the estate and prevent interference with its administration while the Company’s financial issues are fully analyzed and resolved. As part of this process, creditors will be notified and required to provide claims in writing under oath on or before the deadline stated in the notice provided by the Receiver or those claims will be barred under NRS §78.675.

The Company determined that it was in its best interest and those of its shareholders and creditors to seek protection under receivership after evaluating its options following the order for judgment in favor of Cromogen in the matter entitled Cromogen Biotechnology Corporation vs. Earth Science Tech, Inc.. The appointment of Strongbow Advisors, Inc. and Robert Stevens as Receiver was approved unanimously by the Registrant’s Board of Directors and a majority of its debt holders. Strongbow and Stevens were selected because of their reputation of helping companies restructure and continue to execute on their business plans, albeit under a debt and capital structure that allows them to succeed. Unlike many receivers who simply look to wind up the affairs of a company and liquidate its assets, Stevens and Strongbow have built a reputation and differentiated themselves by assisting companies with financings and working in the capital markets to help companies raise the capital needed not only to pay debts but to build and grow their businesses. As a result, they are almost hyper-vigilant in protecting their companies’ shareholders and are not focused solely on creditors.

About Strongbow Advisors, Inc.

After lengthy discussions with its principal, Robert Stevens, and after having had an opportunity to research the history of some of the companies for which he and his firm were judicially appointed as receiver, Earth Science’s management is optimistic about having Strongbow Advisors serve as its Receiver. As stated, unlike many receivers who take a liquidation approach to their judicial roles, Stevens has a pragmatic philosophy of helping companies to restructure and use, what is generally considered, a negative situation as an opportunity for them to become better, stronger, more vibrant, operating companies. Stevens has a firm commitment to protecting creditors and shareholders alike; however, it’s his attention to an enterprise as a whole and in particular on the business’ shareholders that truly differentiates Strongbow Advisors and him from other receivers.

In his role as receiver, Stevens has reorganized companies that emerge from receivership having fully settled all of their liabilities and recovered significant value for their shareholders, to continue as stronger successful companies. As an example, in one case we reviewed, while in receivership the company was not only able to raise capital and pay its creditors in full, it was also able to recover all of the value for the investing shareholders dating back to its IPO in 2008; and in that case, those IPO investors had not only not lost money, but were able to realize substantial returns on their investments as shareholders.

In short, Stevens has a breadth of experience as a receiver helping companies and their creditors, shareholders and other constituents who have effectively “found themselves with lemons,” to “make high quality lemonade.” As such Earth Science is optimistic that it will be another one of Strongbow’s success stories.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Agreement for Clinical Trials of Laboratory Protocols
10.2	Agreement between Registrant and Dermagate, Inc.
10.3	Engagement Letter with Fasken, Martinueau DuMoulin LLP
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101	Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RECEIVER FOR EARTH SCIENCE TECH, INC. CASE NO. A-18-784952-C STRONGBOW ADVISORS, INC.

Dated: February 19, 2019	By:	/s/ Robert Stevens
Robert Stevens
	Its:	President

EARTH SCIENCE TECH, INC.

Dated: February 19, 2019	By:	/s/ Nickolas S. Tabraue
Nickolas S. Tabraue, under the supervision and direction of Robert Stevens and Strongbow Advisors, Inc., receiver for Earth Science Tech, Inc. Case No. A-18-784952-C
	Its:	President, Director, & Chairman

