Form 10-Q/A
period 2018-12-31
Earth Science Tech, Inc.
filed 2019-02-27
CIK 1538495

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2018 of Earth Science Tech, Inc. (the “Company”) filed with the Securities and Exchange Commission on February 19, 2019 (the “Form 10-Q”) is to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1**	Agreement for Clinical Trials of Laboratory Protocols
10.2**	Agreement between Registrant and Dermagate, Inc.
10.3**	Engagement Letter with Fasken, Martinueau DuMoulin LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101	Interactive Data Files

** Previously Filed.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RECEIVER FOR EARTH SCIENCE TECH, INC. CASE NO. A-18-784952-C STRONGBOW ADVISORS, INC.

Dated: February 27, 2019	By:	/s/ Robert Stevens
Robert Stevens
	Its:	President

EARTH SCIENCE TECH, INC.

Dated: February 27, 2019	By:	/s/ Nickolas S. Tabraue
Nickolas S. Tabraue, under the supervision and direction of Robert Stevens and Strongbow Advisors, Inc., receiver for Earth Science Tech, Inc. Case No. A-18-784952-C
	Its:	President, Director, & Chairman