Form 10-K
period 2019-03-31
Earth Science Tech, Inc.
filed 2019-07-01
CIK 1538495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

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

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $.001 par value

(Title of class)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	[ ]		Accelerated filer	[ ]

Non-accelerated filer	[X]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Emerging Growth Company	[ ]

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

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of Common Stock, $0.001 par value, outstanding on June 25, 2019 was 52,160,400.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov.

On our Internet website, http://www.earthsciencetech.com, we post the following recent filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.

When we use the terms “ETST”, “Company”, “we”, “our” and “us” we mean Earth Science Tech, Inc., a Nevada corporation, and its consolidated subsidiaries, taken as a whole, as well as any predecessor entities, unless the context otherwise indicates.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, the other reports, statements, and information that the Company has previously filed with or furnished to, or that we may subsequently file with or furnish to, the SEC and public announcements that we have previously made or may subsequently make include, may include, or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. To the extent that any statements made in this report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation, marketability of our products; legal and regulatory risks associated with OTC Markets; our ability to raise additional capital to finance our activities; the future trading of our common stock; our ability to operate as a public company; our ability to protect our proprietary information; general economic and business conditions; the volatility of our operating results and financial condition; our ability to attract or retain qualified senior management personnel and research and development staff; and other risks detailed from time to time in our filings with the SEC, or otherwise.

Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate. It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We do not undertake any obligation to publicly update any forward-looking statements. As a result, investors should not place undue reliance on these forward-looking statements.

PART I

ITEM 1. BUSINESS.

CORPORATE HISTORY

Earth Science Tech, Inc. (“ETST” or the “Company”) was incorporated under the laws of the State of Nevada on April 23, 2010 under the name Ultimate Novelty Sports Inc. The Company provided consulting services to the athletic facilities industry and offered a full range of consulting services, including start-up strategy development, membership pricing and management, operational analysis, marketing and public relations and staff training.

On May 6, 2010, the Company formed a wholly owned subsidiary, Ultimate Novelty Sports Inc., an Ontario, Canada Corporation (“UNSI Canada”). On October 30, 2013, pursuant to a sale of subsidiary agreement (the “Sale of Subsidiary Agreement”) the Company sold all of the capital stock of UNSI Canada to Optimal, Inc., a Nevada corporation.

On January 29, 2014, the Company entered into a consulting agreement with Pure Health, Inc. (“Pure”), a Puerto Rican corporation (the “Pure Consulting Agreement”). The purpose of the Pure Consulting Agreement was to retain Pure to consult the Company with regard to the development of health and wellness products as well as nutritional supplements, including idea generation, preforming and designing formulations for products to be used in the health and nutrition market.

On March 6, 2014, the Company changed its name from Ultimate Novelty Sports, Inc. to Earth Science Tech, Inc. (the “Name Change”).

On May 28, 2014 the Financial Industry Regulatory Authority (“FINRA”) approved the Name Change and a change of trading symbol from UNOV to ETST.

On June 6, 2014, the Company filed with the Secretary of State of the State of Nevada Articles of Amendment to the Articles of Incorporation and a Certificate of Designation creating a Preferred A class of stock with 10,000,000 preferred A shares (the “Preferred A Shares”) having a par value of $0.001 per share.

On March 6, 2015, the Company entered into a License and Distribution Agreement (the “I Vape License and Distribution Agreement”) with I Vape Vapor, Inc. a Minnesota corporation (“I Vape”). Pursuant to the I Vape License and Distribution Agreement the Company licensed to I Vape the rights to use the Company’s Ultra-High Grade CBD Rich Hemp Oil in I Vape’s E-Cigarettes within the U.S. As part of the I Vape License and Distribution Agreement, the Company formed Earth Science Tech Vapor One, Inc., a wholly owned Florida corporation subsidiary.

Today, ETST is a biotechnology company focused on unique nutraceuticals and bioceuticals designed to excel in industries such as health, wellness, nutrition, supplements, cosmetics and alternative medicine to improve the quality of life for consumers worldwide. ETST seeks to deliver non-prescription nutritional and dietary supplements that help with treating symptoms such as: chronic pain, joint pain, inflammation, seizures, high blood pressure, memory loss, depression, weight management, nausea, aging and overall wellness. This may include products such as CBD as a natural constituent of hemp oil, vitamins, minerals, herbs, botanicals, personal care products, homeopathies, functional foods and other products. These products will be in various formulations and delivery forms including capsules, tablets, soft gels, chewables, liquids, creams, sprays, powders, and whole herbs.

In particular, ETST is focused on researching and developing innovative hemp extracts and making them accessible worldwide. ETST plans to be a supplier of high quality hemp oil enriched with high-grade CBD. ETST’s primary goal is to advance different high quality hemp extracts with a broad profile of cannabinoids and additional natural molecules found in industrial hemp and to identify their distinct properties.

On January 11, 2019, the Company entered into an agreement with Aaron Decker, and Derrick West, individuals, pursuant to which the Company will transfer, set over and assign to Mr. Decker and Mr. West 95% of the issued and outstanding shares of common stock of Kannabidioid, Inc. This transfer of KBD and its business places Mr. Decker and Mr. West or their corporate nominee in full control of KBD for all purposes, subject to their undertaking aggressively and assiduously to pursue the growth of Kannabidioid, Inc.’s business and to maximize its customer base, product line, and profitability. ETST entered into this agreement because management determined that the opportunities for the growth of its other product lines will require that it deploy its resources on these other product lines such that it’s better to allow another management team to build the KBD business. In allowing another management team to build the KBD business, it is expected that ETST will not only continue to benefit from the sales, but it may also be in a position to benefit from its growth without the necessity of deploying additional resources to realize that growth.

On January 11, 2019, the Company received notice that Strongbow Advisors, Inc. (“Strongbow”), and Robert Stevens (“Stevens”, and together with Strongbow, the “Receiver”) had been appointed by the Nevada District Court, as Receiver for the Registrant in Case No. A-18-784952-C.

The Company sought the appointment of the Receiver after it found itself in an imminent danger of insolvency following the issuance by an arbitration panel of an award (the “Award”) in the sum of $3,994,522.5 million in favor of Cromogen Biotechnology Corporation (“Cromogen”) in the matter entitled Cromogen Biotechnology Corporation vs. Earth Science Tech, Inc. (the “Cromogen Litigation”).

The Award consisted of a sum for breach of contract against the Company in the amount of $120,265.00, a sum for costs and fees against the Company in the amount of $111,057.00 and a sum for the claim of tortuous interference and conversion against the Company in the amount of $3,763,200.00. The District Court in Florida had confirmed the Award granted by the arbitration panel, denying however, the award of fees that the arbitration panel had granted Cromogen.

The Cromogen Litigation is now on appeal and the Company is optimistic about its prospects on appeal. Nevertheless, the outcome remains speculative and so notwithstanding its prospects for success on appeal, and faced with such a large judgment and the imminent danger of insolvency, the Company determined that it was in the best interest of its shareholders and creditors to seek protection under receivership and the appointment of a receiver. As of the date of this prospectus, the Company remains in imminent danger of insolvency as the outcome of the Cromogen Litigation remains speculative.

As part of the impact of the receivership, the Court issued a Writ of Injunction or “Blanket Stay” covering the Company and its assets during the time that the Company is in receivership. As a result of the “Blanket Stay” the Company’s estate is protected from creditors and interference with its administration is prevented while the Company’s financial issues are being fully analyzed and resolved. As part of this process, creditors will be notified and required to provide claims in writing under oath on or before the deadline stated in the notice provided by the Receiver or those claims will be barred under NRS §78.675. The Blanket Stay will remain in place unless otherwise waived by the Receiver, or it is vacated by the Court or alternatively, lifted by the Court, upon a “motion to lift stay” duly made and approved by the Nevada District Court.

The appointment of the Receiver was approved unanimously by the Board and by a majority of the Company’s shareholders. Strongbow and Stevens were selected because of their reputation in helping (i) companies restructure and (ii) to execute on their business plans, albeit under a debt and capital structure that allows them to succeed. Stevens and Strongbow assist companies by helping them raise the capital needed not only to pay debts, but build and grow their businesses. The Receiver, however, is an agent of the court, and will be independent and neutral in managing the Company’s operations and trying to preserve the Company’s value for the creditors and shareholders.

There are a number of possible outcomes to the receivership, including settlement and payment to creditors, reorganization, or liquidation. The intent of the Receiver is to reorganize the Company, pay or settle the Company’s debts and emerge from receivership. If the Receiver is not successful in mitigating the Company’s liabilities, the Company’s results could be materially adversely impacted and the Company may be forced to liquidate its business.

On February 28, 2019, the Company entered into an Equity Financing Agreement (the “GHS Equity Financing Agreement”) and Registration Rights Agreement (the “GHS Registration Rights Agreement”) with GHS Investments LLC, a Nevada limited liability company (“GHS”). Under the terms of the Equity Financing Agreement, GHS agreed to provide the Company with up to $5,000,000 upon effectiveness of a registration statement on Form S-1 (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “Commission”).

Following effectiveness of the Registration Statement, the Company shall have the discretion to deliver puts to GHS and GHS will be obligated to purchase shares of the Company’s common stock, par value $0.001 per share based on the investment amount specified in each put notice. Additionally, in accordance with the Equity Financing Agreement, the Company shall issue GHS a promissory note in the principal amount of $30,000 to offset transaction costs (the “Note”).

BUSINESS OVERVIEW

The Company offers high-grade full spectrum cannabinoid oil on the market. There are positive results in studies on breast cancer and immune cells through the University of Central Oklahoma, in addition to studies through DV Biologics that prove the Company’s CBD oil formulation lowers cortisol and functions as a neuro-protectant, with positive result case studies through key health organizations. ETST formulates, markets and distributes the CBD oil used for its studies to the public, offering the most effective quality of CBD on the market.

ETST currently has two wholly-owned subsidiaries and favored entity focused on developing its role as a world leader in the CBD space, expanding its work in the pharmaceutical and medical device sectors.

Earth Science Pharmaceutical (“ESP”) is a wholly-owned subsidiary of ETST committed to the development of low cost, non-invasive diagnostic tools, medical devices, testing processes and vaccines for sexually transmitted infections and/or diseases. ESP’s CEO and chief science officer, Dr. Michel Aubé, is leading the Company’s research and development efforts. The Company’s first medical device, HygeeTM, is a home kit designed for the detection of STIs, such as chlamydia, from a self-obtained gynecological specimen. ESP is working to develop and bring to market medical devices and vaccines that meet the specific needs of women.

Cannabis Therapeutics (“CTI”) is a wholly-owned subsidiary of ETST poised to take a leadership role in the development of new, leading-edge cannabinoid-based pharmaceutical and nutraceutical products. CTI is invested in research and development to explore and harness the medicinal power of cannabidiol. The company holds three provisional application patents for a CBD product that is focused on developing treatments for breast and ovarian cancers, as well as two generic CBD based pharmaceutical drugs.

Earth Science Foundation (“ESF”) is a favored entity of ETST, effectively being a non-profit organization on February 11, 2019 and is structured to accept grants and donations to conduct further studies and help donate ETST’s effective CBD products to those in need.

Current Operations

CORPORATE STRATEGY

In particular, ETST is focused on researching and developing innovative hemp extracts and making them accessible worldwide. ETST plans to be a supplier of high quality hemp oil enriched with high-grade CBD. ETST’s primary goal is to advance different high quality hemp extracts with a broad profile of cannabinoids and additional natural molecules found in industrial hemp and to identify their distinct properties.

Our missions are to educate the public on the many and varied nutritional and health benefits of CBD-rich hemp oil, to optimize purity in formulation, and to find new product delivery systems. Our corporate strategy in developing our operations is as follows.

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

To offer a wide selection of health and nutrition products through online, clinics, pharmacies, and in-store retail. Through our wholly owned subsidiary, we plan to continue expanding retail sales of nutritional supplements through online, clinics, pharmacies, and in-store sales. Our product selection includes many high-quality supplement brands, and includes our proprietary CBD-rich hemp oil.

CONSUMER PRODUCTS

We seek to take advantage of an emerging worldwide trend to re-energize the production of hemp and to foster its many uses for consumers. Historically cultivated for industrial and practical purposes, hemp is used today for textiles, paper, auto parts, biofuel, cosmetics, animal feed, nutritional supplements, and much more. The market for hemp-based products is expected to increase substantially over the next five years.

Hemp-based CBD is one of at least 80 cannabinoids found in hemp, and is non-psychoactive. Our U.S. based operations oversee our raw material supply chain, raw material processing, product development and manufacturing, and sales and marketing. We will continue to scale-up our processing capability to accommodate new products in our pipeline.

We expect to realize revenue to fund our working capital needs through the sale of finished products and raw materials to third parties. However, in order to fund our drug development efforts, we will need to raise additional capital either through the issuance of equity and/or the issuance of debt. In the event we are unable to raise sufficient additional capital to fund our drug development efforts, we may need to curtail or delay such activity.

Consumer product extraction and quality

We believe our high-grade CBD-rich hemp oil contains the high quality natural CBD because it’s formulated using a wide array of cutting-edge technologies, including super critical extraction process (CO 2), isolation, and micron filtration. Super critical extraction is a gentle approach and the key method in the extraction of our CBD. The method exploits the fact that CO 2 at low temperature and under high pressure becomes liquid and thereby draws the cannabinoids and terpenes from the plant material. Using state-of-the-art equipment, carbon dioxide (CO 2) is compressed to upwards of 10,000 psi. At these extremes CO 2 becomes ‘super critical’ where it retains the properties of both a liquid and a gas at the same time. The cold temperature does not damage any heat-sensitive nutrients like vitamins or enzymes. When the super critical fluid is added to the nutrient-rich hemp it releases the phytonutrients. The CO 2 is then free and recycled, leaving a concentrated and pure extract that we believe is more easily digested. These low temperatures thru the extraction process preserve a broad spectrum of valuable and beneficial molecules that are often lost using other extraction methods. This gentle method permits the production of a purer form of CBD-rich hemp oil while conserving other valuable and beneficial molecules that are originally contained in the hemp plant. We believe that there are over 400 phytonutrients that exist in hemp plants.

Our CBD-rich hemp oil does not contain any synthetic cannabinoids and is not an isolate. It contains everything that is naturally occurring in the original industrial hemp plant. With our high quality CBD-rich hemp oil you benefit from the natural interaction of phytonutrients in their balanced wide-ranging form that may offer the most benefit for overall wellness. Our commercialized CBD based product line, High Grade Full Spectrum Cannabinoids, offers 7 distinct cannabinoids maximizing all the therapeutic benefits the industrial hemp plant has to offer.

Other competitors and companies may use certain methods for extracting hemp including toxic solvents and/or high heat which we believe are unsustainable, dangerous and don’t extract the full balance of nutrients from the industrial hemp plant. One of the most popular processes used to extract hemp oils is alcohol extraction, due to its simplicity and low costs. This may lead to a product that still contains trace amounts of alcohol, as it can be difficult to separate out after extraction. The alcohol extraction used by other companies and our competitors requires the hemp and alcohol mixture to be boiled for long periods of time, potentially damaging sensitive nutrients and important components of the oil. Most companies that claim to be full spectrum only contain 2-5 cannabinoids compared to the 7 we offer in our commercialized batches.

Our CBD-rich hemp oil is sourced from the high quality industrial hemp plants grown by generational family farmers. In order to produce consistent and nutritious CBD-rich oils, these hemp plants are grown domestically currently in Oregon and Kentucky.

We lab test our hemp oil multiple times during the manufacturing process, from seed to shelf. This includes being tested for cannabinoid panel content, terpenoids, pesticides, residual solvents, mycotoxins, and micros.

SUBSIDIARIES

The Company’s’ subsidiaries include Earth Science Tech Inc., Nutrition Empire LLC., Cannabis Therapeutics, Inc., Earth Science Pharmaceutical Inc., and Earth Science Foundation, Inc. (all intercompany balances and transactions have been eliminated on consolidation.)

PRODUCT REGULATION

We are subject to local and federal laws in our operating jurisdictions. We hold required licenses for product production and distribution and monitor changes in laws, regulations, treaties and agreements.

The Agriculture Improvement Act of 2018 known as the “2018 Farm Bill” is United States federal legislation signed into law on December 20, 2018 which provides much of the legal framework for the hemp-based CBD product category. The 2018 Farm Bill permanently removed “hemp” from the purview of the Controlled Substances Act, and accordingly, the Drug Enforcement Administration (the “DEA”) no longer has any claim to interfere with the interstate commerce of hemp products. Some of the immediate impact from this legislation includes the ability for farmers to access crop insurance and U.S. Department of Agriculture programs for certification and competitive grants. While the DEA is now officially not involved in hemp regulation, the FDA retains its authority to regulate ingestible and topical products, including those that contain hemp and hemp extracts such as CBD.

A range of federal regulations govern our product development, manufacturing, distribution, sales and marketing, including the Dietary Supplement Health and Education Act of 1994 (the “DSHEA”). Under DSHEA, supplements are effectively regulated by the FDA for Good Manufacturing Practices under 21 CFR Part 111. DSHEA defines a “dietary supplement” as a product intended to supplement the diet that contains one or more of the following: (a) a vitamin; (b) a mineral; (c) an herb or other botanical; (d) an amino acid; (e) a dietary substance for use by man to supplement the diet by increasing the total dietary intake; or (f) a concentrate, metabolite, constituent, extract, or combination of any ingredient described in clause (a) through (e). Thus, the law permits a wide range of dietary ingredients in dietary supplements, including CBD which is an extract of a botanical ( Cannabis sativa L. plant). CBD also falls under clause (e) as it is a dietary substance for use by man to supplement the diet by increasing the total dietary intake.

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

INTELLECTUAL PROPERTY

The Company has secured, and been assigned, a provisional patent named “Cannabidiol Compositions and Uses 2” Serial No. 62102538, with the United States Patent and Trademark Office (USPTO) for Hemp Oil Enriched with CBD (Cannabidiol) and Hemp Oil Enriched with Proprietary Additives. This patent was filed on January 12, 2014 by the inventors: Dr. Harvey Katz, the former CEO of the Company, Dr. Wei R. Chen, the assistant dean of the College of Mathematics and Science at the University of Central Oklahoma (UCO), and Dr. Feifan Zhou. On January 14, 2014 the inventors Dr. Harvey Katz, Dr. Wei Chen and Dr. Feifan Zhou assigned the Provisional Patent “Cannabidiol Compositions and Uses 2,” Serial No. 62102538, to ETST. A Partial Abstract of new Patent Serial No. 62102538 follows: A composition having cannabidiol, alone, or as a component of hemp oil, for use in treating or preventing cancer. The composition may include D-limonene, which contributes synergistically to the anticancer efficacy of the composition.

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

Notwithstanding these patent applications, ETST has decided to not pursue patent protection for these products and instead rely on proprietary formulae and trade secrets to protect its intellectual property related to these products. As a result, the Company took an impairment charge of $34,334, writing off the value of these patent applications.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The Company’s research and development expenses relate to its engineering activities, which consist of the design and development of new products for specific customers, as well as the design and engineering of new or redesigned products for the industry in general.

Currently the Company is developing its HygeeTM through Earth Science Pharmaceutical, Inc. and further developments on the IP formulas through Cannabis Therapeutics, Inc.

EMPLOYEES

As of March 31, 2019, the Company has seven (7) employees. None of our employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relationship with our employees to be good.

ITEM 1A. RISK FACTORS

This investment has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and the other information in this prospectus. If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down. This means you could lose all or a part of your investment. You should carefully consider the risks described below together with all of the other information included in our public filings before making an investment decision with regard to our securities. The statements contained in or incorporated into this document that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following events described in these risk factors actually occur, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Moreover, additional risks not presently known to us or that we currently deem less significant also may impact our business, financial condition or results of operations, perhaps materially. For additional information regarding risk factors, see “Forward-Looking Statements.”

Because we have a limited history of operations, and our other ventures are in the development stage or not of yet capitalized, we anticipate our operating expenses will increase prior to earning revenue, and we may never achieve profitability:

The Company launched its first product hemp products in 2015. As we continue to conduct research and development of other CBD and cannabinoid products, we anticipate increases in our operating expenses, without realizing significant revenues from operations. Within the next 12 months, these increases in expenses will be attributed to the cost of (i) administration and start-up costs, (ii) research and development, (iii) advertising, (iv) legal and accounting fees at various stages of operation, (v) joint venture activities, (vi) creating and maintaining distribution and supply chain channels.

As a result of some or all of these factors in combination, the Company may incur losses in the foreseeable future. There is no history upon which to base any assumption as to the likelihood that the Company will prove successful in its research and development projects. We cannot provide investors with any assurance that our business will attract customers and investors. If we were unable to address these risks our business could fail.

Failure to raise additional capital to fund operations could harm our business and results of operations:

Our primary source of operating funds from 2015 through the March 31, 2019 fiscal year end has been from revenue generated from proceeds from sales of our CBD products and full spectrum oils powders and gelcaps as well as the sale of our common stock. The Company has experienced net losses from operations since inception, but expects these conditions to improve in 2019 and beyond as it develops its business model. The Company has stockholders’ deficiencies at March 31, 2019 and will require additional financing to fund future operations. Currently, we do not have any firm committed arrangements for financing and can provide no assurance to investors that we will be able to obtain financing when required. No assurance can be given that the Company will obtain access to capital markets in the future or that financing, adequate to satisfy the cash requirements of implementing our business strategies, will be available on acceptable terms. The inability of the Company to gain access to capital markets or obtain acceptable financing could have an adverse effect upon the results of its operations and upon its financial conditions.

We may not have the liquidity to support our future operations and capital requirements.

Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved, we may need to borrow additional funds or sell debt or equity securities, or some combination thereof, to provide funding for our operations. Such additional funding may not be available on commercially reasonable terms, or at all. If adequate funds are not available when needed, our financial condition and operating results would be materially and adversely affected and we may not be able to operate our business without significant changes in our operations, or at all.

We are currently under the control of a court - appointed receiver.

On January 11, 2019, the Company received notice that Strongbow Advisors, Inc., and Robert Stevens had been appointed by the Nevada District Court, as Receiver for the Registrant in Case No. A-18-784952-C.

The company sought the appointment of the Receiver after it found itself in an imminent danger of insolvency following the issuance by an arbitration panel of an award in the sum of $3,994,522.5 million in favor of Cromogen Biotechnology Corporation in the matter entitled Cromogen Biotechnology Corporation vs. Earth Science Tech, Inc.

The Award consisted a sum for breach of contract against the Company in the amount of $120,265, a sum for costs and fees against the Company in the amount of $111,057 and a sum for the claim of tortuous interference and conversion against the Company in the amount of $3,763,200. The District Court in Florida had confirmed the Award granted by the arbitration panel, denying however, the award of fees that the arbitration panel had granted Cromogen.

The Cromogen Litigation is now on appeal and the Company is optimistic about its prospects on appeal. Nevertheless, the outcome remains speculative and so notwithstanding its prospects for success on appeal, and faced with such a large judgment and the imminent danger of insolvency, the Company determined that it was in the best interest of its shareholders and creditors to seek protection under receivership and the appointment of a receiver. As of the date of this prospectus, the Company remains in imminent danger of insolvency as the outcome of the Cromogen Litigation remains speculative.

As part of the impact of the receivership, the Court issued a Writ of Injunction or “Blanket Stay” covering the Company and its assets during the time that the Company is in receivership. As a result of the “Blanket Stay” the Company’s estate is protected from creditors and interference with its administration is prevented while the Company’s financial issues are being fully analyzed and resolved. As part of this process, creditors will be notified and required to provide claims in writing under oath on or before the deadline stated in the notice provided by the Receiver or those claims will be barred under NRS §78.675. The Blanket Stay will remain in place unless otherwise waived by the Receiver, or it is vacated by the Court or alternatively, lifted by the Court, upon a “motion to lift stay” duly made and approved by the Nevada District Court.

The appointment of the Receiver was approved unanimously by the Board and by a majority of the Company’s shareholders. Strongbow and Stevens were selected because of their reputation in helping (i) companies restructure and (ii) to execute on their business plans, albeit under a debt and capital structure that allows them to succeed. Stevens and Strongbow assist companies by helping them raise the capital needed not only to pay debts, but build and grow their businesses. The Receiver, however, is an agent of the court, and will be independent and neutral in managing the Company’s operations and trying to preserve the Company’s value for the creditors and shareholders.

There are a number of possible outcomes to the receivership, including settlement and payment to creditors, reorganization, or liquidation. The intent of the Receiver is to reorganize the Company, pay or settle the Company’s debts and emerge from receivership. If the Receiver is not successful in mitigating the Company’s liabilities, the Company’s results could be materially adversely impacted and the Company may be forced to liquidate its business.

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

Marijuana, and Cannabinoids and CBD with more than 0.3% THC are illegal under federal law

Marijuana, and CBD containing in excess of 0.3% THC are Schedule 1 controlled substances and are illegal under federal law, specifically the Controlled Substances Act (21 U.S.C. § 811). Even in states that have legalized the use of marijuana, its sale and use remain violations of federal law. CBD and cannabinoids derived from industrial hemp are not distinguishable. Although the products we buy are certified as THC free, if there were mistakes in processing or mislabeling and THC were found in our products we could be subject to enforcement and prosecution which would have a negative impact on our business and operation.

Laws and regulations affecting our industry are constantly changing:

The constant evolution of laws and regulations affecting the marijuana industry could detrimentally affect our operations. Local, state and federal medical marijuana laws and regulations are broad in scope and subject to changing interpretations. These changes may require us to incur substantial costs associated with legal and compliance fees and ultimately require us to alter our business plan. Furthermore, violations of these laws, or alleged violations, could disrupt our business and result in a material adverse effect on our operations. In addition, we cannot predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be directly applicable to our business.

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

Our business is dependent on laws pertaining to the cannabis industry:

The federal government has issued guidance to federal prosecutors concerning marijuana enforcement under the Controlled Substances Act (CSA). The Cole Memorandum updates that guidance in light of state ballot initiatives that legalize under state law the possession of small amounts of marijuana and provide for the regulation of marijuana production, processing, and sale. The guidance set forth herein applies to all federal enforcement activity, including civil enforcement and criminal investigations and prosecutions, concerning marijuana in all states.

Congress has determined that marijuana is a dangerous drug and that the illegal distribution and sale of marijuana is a serious crime that provides a significant source of revenue to large-scale criminal enterprises, gangs, and cartels. The Department of Justice is committed to enforcement of the Controlled Substance Act (CSA) consistent with those determinations. The Department is also committed to using its limited investigative and prosecutorial resources to address the most significant threats in the most effective, consistent, and rational way. In furtherance of those objectives, as several states enacted laws relating to the use of marijuana for medical purposes, the Department in recent years has focused its efforts on certain enforcement priorities that are particularly important to the federal government:

●	Preventing the distribution of marijuana to minors;

●	Preventing revenue from the sale of marijuana from going to criminal enterprises, gangs, and cartels;

●	Preventing the diversion of marijuana from states where it is legal under state law in some form to other states;

●	Preventing state-authorized marijuana activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;

●	Providing the necessary resources and demonstrate the willingness to enforce their laws, and,

●	Enacting regulations in a manner that ensures they do not undermine federal enforcement priorities.

In jurisdictions that have enacted laws legalizing marijuana in some form, and that have also implemented strong and effective regulatory and enforcement systems to control the cultivation, distribution, sale, and possession of marijuana, conduct in compliance with those laws and regulations is less likely to threaten the federal priorities set forth above. Indeed, a robust system may affirmatively address those priorities by, for example, implementing effective measures to prevent diversion of marijuana outside of the regulated system and to other states, prohibiting access to marijuana by minors, and replacing an illicit marijuana trade that funds criminal enterprises with a tightly regulated market in which revenues are tracked and accounted for. In those circumstances, consistent with the traditional allocation of federal-state efforts in this area, enforcement of state law by state and local law enforcement and regulatory bodies should remain the primary means of addressing marijuana-related activity. If state enforcement efforts are not sufficiently robust to protect against the harms set forth above, the federal government may seek to challenge the regulatory structure itself in addition to continuing to bring individual enforcement actions, including criminal prosecutions, focused on those harms.

As with the Department’s previous statements on this subject, this memorandum is intended solely as a guide to the exercise of investigative and prosecutorial discretion. This memorandum does not alter in any way the Department’s authority to enforce federal law, including federal laws relating to marijuana, regardless of state law. Neither the guidance herein nor any state or local law provides a legal defense to a violation of federal law, including any civil or criminal violation of the CSA. Even in jurisdictions with strong and effective regulatory systems, evidence that particular conduct threatens federal priorities will subject that person or entity to federal enforcement action, based on the circumstances. This memorandum is not intended to, does not, and may not be relied upon to create any rights, substantive or procedural, enforceable at law by any party in any matter civil or criminal. It applies prospectively to the exercise of prosecutorial discretion in future cases and does not provide defendants or subjects of enforcement action with a basis for reconsideration of any pending civil action or criminal prosecution. Finally, nothing herein precludes investigation or prosecution, even in the absence of any one of the factors listed above, in particular circumstances where investigation and prosecution otherwise serves an important federal interest.

As to the Company engaging in business outside of the jurisdiction of the U.S.A., the Company must first assume that the laws in other country(s), territories or destinations are similar to that of the U.S. Federal Government, however, the Company must then retain competent legal counsel in this outside jurisdiction and insisting that they understand and obtain a copy of these foreign laws and rules and should gain the expertise and representation of a foreign specialist or attorney in the foreign destination being considered prior to engaging in any cannabis, marijuana or hemp business.

Our business is subject to risk of government action:

While we will use our best efforts to comply with all laws, including federal, state and local laws and regulations, there is a possibility that governmental action to enforce any alleged violations may result in legal fees and damage awards that would adversely affect us.

Because our business is dependent upon continued market acceptance by consumers, any negative trends will adversely affect our business operations:

We are substantially dependent on continued market acceptance and proliferation of consumers of cannabis, medical marijuana and recreational marijuana as well as CBD and full spectrum cannabinoids. We believe that as marijuana becomes more accepted the stigma associated with marijuana use will diminish and as a result consumer demand will continue to grow. While we believe that the market and opportunity in the marijuana space continues to grow, we cannot predict the future growth rate and size of the market. Any negative outlook on the marijuana industry will adversely affect our business operations.

In addition, it is believed by many that large well-funded businesses may have a strong economic opposition to the cannabis industry. We believe that the pharmaceutical industry clearly does not want to cede control of any product that could generate significant revenue. For example, medical marijuana will likely adversely encroach, impact or displace the existing market for the current marijuana pill Marinol, sold by the mainstream pharmaceutical industry. The pharmaceutical industry is well funded with a strong and experienced lobby that eclipses the funding of the medical marijuana movement. Any inroads the pharmaceutical industry could make in halting the impending cannabis industry could have a detrimental impact on our business.

The possible FDA Regulation of cannabis marijuana and CBD, and the possible registration of facilities where cannabis is grown and CBD products are produced, if implemented, could negatively affect the cannabis industry generally, which could directly affect our financial condition:

The FDA has not approved cannabis, marijuana, industrial hemp or CBD derived from cannabis or industrial hemp as a safe and effective drug for any indication. The FDA considers these substances illegal Schedule 1 drugs. As of the date of this filing, we have not, and do not intend to file an IND with the FDA, concerning any of our products that may contain cannabis, industrial hemp or CBD derived from industrial hemp. Further, The FDA has concluded that products containing cannabis, marijuana industrial hemp or CBD derived from industrial hemp are excluded from the dietary supplement definition under sections 201(ff)(3)(B)(i) and (ii) of the U.S. Food, Drug & Cosmetic Act, respectively. Our products are not marketed or sold as dietary supplements. However, at some indeterminate future time, the FDA may choose to change its position concerning products containing cannabis, marijuana, or CBD derived from industrial hemp, and may choose to enact regulations that are applicable to such products, including, but not limited to: the growth, cultivation, harvesting and processing of cannabis and marijuana; regulations covering the physical facilities where cannabis and marijuana are grown; and possible testing to determine efficacy and safety of CBD. In this hypothetical event, our industrial hemp based products containing CBD may be subject to regulation. In the hypothetical event that some or all of these regulations are imposed, we do not know what the impact would be on the cannabis industry in general, and what costs, requirements and possible prohibitions may be enforced. If we are unable to comply with the conditions and possible costs of possible regulations and/or registration as may be prescribed by the FDA, we may be unable to continue to operate our business.

We may have difficulty accessing the service of banks:

On February 14, 2014, the U.S. government issued rules allowing banks to legally provide financial services to state-licensed marijuana businesses. A memorandum issued by the Justice Department to federal prosecutors re-iterated guidance previously given, this time to the financial industry that banks can do business with legal marijuana businesses and “may not” be prosecuted. The Treasury Department’s Financial Crimes Enforcement Network (FinCEN) issued guidelines to banks that it is possible to provide financial services to state-licensed marijuana businesses and still be in compliance with federal anti-money laundering laws. The guidance falls short of the explicit legal authorization that banking industry officials had pushed the government to provide and to date, it is not clear if any banks have relied on the guidance and taken on legal marijuana companies as clients. The aforementioned policy may be administration dependent and a change in presidential administrations may cause a policy reversal and retraction of current policies, wherein legal marijuana businesses may not have access to the banking industry.

Banking regulations in our business are costly and time consuming:

In assessing the risk of providing services to a marijuana-related business, a financial institutions may conduct customer due diligence that includes: (i) verifying with the appropriate state authorities whether the business is duly licensed and registered; (ii) reviewing the license application (and related documentation) submitted by the business for obtaining a state license to operate its marijuana-related business; (iii) requesting from state licensing and enforcement authorities available information about the business and related parties; (iv) developing an understanding of the normal and expected activity for the business, including the types of products to be sold and the type of customers to be served (e.g., medical versus recreational customers); (v) ongoing monitoring of publicly available sources for adverse information about the business and related parties; (vi) ongoing monitoring for suspicious activity, including for any of the red flags described in this guidance; and (vii) refreshing information obtained as part of customer due diligence on a periodic basis and commensurate with the risk. With respect to information regarding state licensure obtained in connection with such customer due diligence, a financial institution may reasonably rely on the accuracy of information provided by state licensing authorities, where states make such information available. These regulatory reviews may be time consuming and costly. Currently we are not licensed and have operated in a manner to avoid the necessity of licensure by not using products containing THC, nevertheless CBD and cannibinoids are still part of the cannabis plant and as such are considered schedule 1 drugs, as such many banks will not transact business with us. We have been successful to date in finding merchant credit card processing and a bank that will do business with us. If either of them decided to cease doing business with us we would not have a way to receive payment and our operations would be negatively affected unless we could find a new bank or processor that would work with us, of which there can be no assurance.

Due to our involvement in the cannabis industry, we may have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liability:

Insurance that is otherwise readily available, such as general liability, and directors and officer’s insurance, is more difficult for us to find, and more expensive, because we are service providers to companies in the cannabis industry. There are no guarantees that we will be able to find such insurances in the future, or that the cost will be affordable to us. If we are forced to go without such insurances, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities.

The Company’s industry is highly competitive and we have less capital and resources than many of our competitors which may give them an advantage in developing and marketing products similar to ours or make our products obsolete:

We are involved in a highly competitive industry where we may compete with numerous other companies who offer alternative methods or approaches, who may have far greater resources, more experience, and personnel perhaps more qualified than we do. Such resources may give our competitors an advantage in developing and marketing products similar to ours or products that make our products obsolete. There can be no assurance that we will be able to successfully compete against these other entities.

Our products and services are new and our industry is rapidly evolving:

Due consideration must be given to our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies in their early stage of development, particularly companies in the rapidly evolving legal cannabis industry. To be successful in this industry, we must, among other things:

●	develop and introduce functional and attractive service offerings;

●	attract and maintain a large base of consumers;

●	increase awareness of our brands and develop consumer loyalty;

●	establish and maintain strategic relationships with distribution partners and service providers;

●	respond to competitive and technological developments;

●	attract, retain and motivate qualified personnel.

We cannot guarantee that we will succeed in achieving these goals, and our failure to do so would have a material adverse effect on our business, prospects, financial condition and operating results.

Some of our products and services are new and are only in early stages of commercialization. We are not certain that these products and services will function as anticipated or be desirable to its intended market. Also, some of our products may have limited functionalities, which may limit their appeal to consumers and put us at a competitive disadvantage. If our current or future products and services fail to function properly or if we do not achieve or sustain market acceptance, we could lose customers or could be subject to claims which could have a material adverse effect on our business, financial condition and operating results.

As is typical in a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. Because the market for the Company is new and evolving, it is difficult to predict with any certainty the size of this market and its growth rate, if any. We cannot guarantee that a market for the Company will develop or that demand for Company’s products and services will emerge or be sustainable. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, our business, financial condition and operating results would be materially adversely affected.

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

Our operating results may fluctuate as a result of a number of factors, many of which may be outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date, and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Each of the following factors may affect our operating results:

●	our ability to deliver products in a timely manner in sufficient volumes;

●	our ability to recognize product trends;

●	our loss of one or more significant customers;

●	the introduction of successful new products by our competitors;

●	adverse media reports on the use or efficacy of nutritional supplements; and

●	our inability to make our online division profitable.

Because our business is changing and evolving, our historical operating results may not be useful to you in predicting our future operating results.

The loss of key management personnel could adversely affect our business.

We depend on the continued services of our executive officers and senior management team as they work closely with independent representative and are responsible for our day-to-day operations. Our success depends in part on our ability to retain our executive officers, to compensate our executive officers at attractive levels, and to continue to attract additional qualified individuals to our management team. Although we have entered into employment agreements with members of our senior management team, and do not believe that any of them are planning to leave or retire in the near term, we cannot assure that our senior managers will remain with us. The loss or limitation of the services of any of our executive officers or members of our senior management team, or the inability to attract additional qualified management personnel, could have a material adverse effect on our business, financial condition, results of operations, or independent associate relations.

Independent Sales Representatives could fail to comply with our policies and procedures or make improper product, compensation, marketing or advertising claims that violate laws or regulations, which could result in claims against us that could harm our financial condition and operating results.

We sell our products through a sales force of independent representatives. The independent representatives are independent contractors and, accordingly, we are not in a position to provide the same direction, motivation, and oversight as we would if associates were our own employees. As a result, there can be no assurance that our representatives will participate in our marketing strategies or plans, accept our introduction of new products, or comply with our policies and procedures. All independent representatives will be required to sign a written contract and agree to adhere to our policies and procedures, which prohibit associates from making false, misleading or other improper claims regarding products or income potential from the distribution of the products. However, independent representatives may from time to time, without our knowledge and in violation of our policies, create promotional materials or otherwise provide information that does not accurately describe our marketing program. There is a possibility that some jurisdictions could seek to hold us responsible for independent representatives activities that violate applicable laws or regulations, which could result in government or third-party actions or fines against us, which could harm our financial condition and operating results.

Uncertainty of profitability:

Our business strategy may result in increased volatility of revenues and earnings. As we only have a limited number of products developed at this time, our overall success will depend on a limited number of products and our ability to develop or find new ones or new applications as well as our research and development efforts, which may cause variability and unsteady profits and losses depending on the products offered and their market acceptance.

Our revenues and our profitability may be adversely affected by economic conditions and changes in the market for medical and recreational marijuana. Our business is also subject to general economic risks that could adversely impact the results of operations and financial condition.

Because of the anticipated nature of the products that we offer and attempt to develop, it is difficult to accurately forecast revenues and operating results and these items could fluctuate in the future due to a number of factors. These factors may include, among other things, the following:

●	Our ability to raise sufficient capital to take advantage of opportunities and generate sufficient revenues to cover expenses.

●	Our ability to source strong opportunities with sufficient risk adjusted returns.

●	Our ability to manage our capital and liquidity requirements based on changing market conditions generally and changes in the developing legal medical marijuana and recreational marijuana industries.

●	The acceptance of the terms and conditions of our service.

●	The amount and timing of operating and other costs and expenses.

●	The nature and extent of competition from other companies that may reduce market share and create pressure on pricing and investment return expectations.

●	Adverse changes in the national and regional economies in which we will participate, including, but not limited to, changes in our performance, capital availability, and market demand.

●	Adverse changes in the projects in which we plan to invest which result from factors beyond our control, including, but not limited to, a change in circumstances, capacity and economic impacts.

●	Adverse developments in the efforts to legalize marijuana or increased federal enforcement.

●	Changes in laws, regulations, accounting, taxation, and other requirements affecting our operations and business.

●	Our operating results may fluctuate from year to year due to the factors listed above and others not listed. At times, these fluctuations may be significant.

Management of growth will be necessary for us to be competitive:

Successful expansion of our business will depend on our ability to effectively attract and manage staff, strategic business relationships, and shareholders. Specifically, we will need to hire skilled management and technical personnel as well as manage partnerships to navigate shifts in the general economic environment. Expansion has the potential to place significant strains on financial, management, and operational resources, yet failure to expand will inhibit our profitability goals.

We are entering a potentially highly competitive market:

The markets for businesses in the medical marijuana and recreational marijuana industries as well as their related CBD and cannabinoid industries are competitive and evolving. In particular, we face strong competition from larger companies that may be in the process of offering similar products and services to ours. Many of our current and potential competitors have longer operating histories, significantly greater financial, marketing and other resources and larger client bases than we have (or may be expected to have).

Given the rapid changes affecting the global, national, and regional economies generally and the medical marijuana and recreational marijuana industries, in particular, we may not be able to create and maintain a competitive advantage in the marketplace. Our success will depend on our ability to keep pace with any changes in its markets, especially with legal and regulatory changes. Our success will depend on our ability to respond to, among other things, changes in the economy, market conditions, and competitive pressures. Any failure by us to anticipate or respond adequately to such changes could have a material adverse effect on our financial condition, operating results, liquidity, cash flow and our operational performance.

Although we believe that our CBD and Full Spectrum products are exempt from regulation under the CSA, the U.S. Patent and Trademark Office may disagree and disallow us from obtaining trademark and patent protection for our brand and products.

We have applied for a patent for one of our products. Because it contains CBD, and may be considered an illegal Schedule 1 drug under federal law, the U.S. Patent and Trademark Office may not approve our pending applications for patent or trademark protection for our products, and this could materially affect our ability to establish and grow our brand, products and develop our customer base and good will.

If we fail to protect our intellectual property, our business could be adversely affected:

Our viability will depend, in part, on our ability to develop and maintain the proprietary aspects of our products and brands to distinguish our products from our competitors’ products. We rely on patents, copyrights, trademarks, trade secrets, and confidentiality provisions to establish and protect our intellectual property. Any infringement or misappropriation of our intellectual property could damage its value and limit our ability to compete. We may have to engage in litigation to protect the rights to our intellectual property, which could result in significant litigation costs and require a significant amount of our time. Competitors may also harm our sales by designing products that mirror the capabilities of our products or technology without infringing on our intellectual property rights. If we do not obtain sufficient protection for our intellectual property, or if we are unable to effectively enforce our intellectual property rights, our competitiveness could be impaired, which would limit our growth and future revenue. We may also find it necessary to bring infringement or other actions against third parties to seek to protect our intellectual property rights. Litigation of this nature, even if successful, is often expensive and time-consuming to prosecute, and there can be no assurance that we will have the financial or other resources to enforce our rights or be able to enforce our rights, or prevent other parties from developing similar technology or designing around our intellectual property.

Our lack of sufficient patent and/or trademark or copyright protection and any unauthorized use of our proprietary information and technology may affect our business:

We currently rely on a combination of protections by patents and contracts, including confidentiality and nondisclosure agreements, and common law rights, such as trade secrets, to protect our intellectual property. However, we cannot assure you that we will be able to adequately protect our technology or other intellectual property from misappropriation in the U.S. and abroad. This risk may be increased due to the lack of certain patent and/or copyright protection. Any patent issued to us could be challenged, invalidated or circumvented or rights granted thereunder may not provide a competitive advantage to us. Furthermore, patent applications that we file may not result in issuance of a patent, or, if a patent is issued, the patent may not be issued in a form that is advantageous to us. Despite our efforts to protect our intellectual property rights, others may independently develop similar products, duplicate our products or design around our patents and other rights. In addition, it is difficult to monitor compliance with, and enforce, our intellectual property rights on a worldwide basis in a cost-effective manner. In jurisdictions where foreign laws provide less intellectual property protection than afforded in the U.S., our technology or other intellectual property may be compromised, and our business could be materially adversely affected. If any of our proprietary rights are misappropriated or we are forced to defend our intellectual property rights, we will have to incur substantial costs. Such litigation could result in substantial costs and diversion of our resources, including diverting the time and effort of our senior management, and could disrupt our business, as well as have a material adverse effect on our business, prospects, financial condition and results of operations. We can provide no assurance that we will have the financial resources to oppose any actual or threatened infringement by any third party. Furthermore, any patent or copyrights that we may be granted may be held by a court to infringe on the intellectual property rights of others and subject us to the payment of damage awards.

Ordinary and necessary business deduction other than the cost of goods sold are disallowed by the Internal Revenue Services for Cannabis companies under IRC Section 280E:

At this juncture, we do not believe that IRS 280E interferes with our businesses model from deducting ordinary and necessary business expenses because we believe that we are in compliance with the 2014 Farm Bill and/or the products we sell are either from participants that are compliant with the 2014 Farm Bill or are made from lawfully imported industrial hemp full spectrum cannabinoids or CBD. Although we believe that the Farm Bill applies to commercial activity in that it references the “marketing,” “sale” and “transportation,” of industrial hemp and hemp products that are derived from an authorized state program, it is possible that our suppliers may not be in compliance with the Farm Bill or that a government agency or prosecutor could take a narrower view of the activity allowed under the Farm Bill or import laws, if that were the case we could be seen as selling and distributing a Schedule 1 substance under the CSA and we would therefore be subject to IRC Section 280E. IRC Section 280E only allows the cost of goods sold to be deducted from revenues earned from the sale of cannabis and cannabis products that come under the purview of the CSA. If that were the case we would not be able to deduct many of our overhead expenses. To the extent that we have subsidiaries and other lines of trade or business, many of those overhead expenses could be allocated to those subsidiaries that are note involved in products that come within the CSA so we would have an opportunity to deduct those disallowed expenses elsewhere. Nevertheless, the revenue that is derived from those other trade or businesses may not be as large as the corresponding deductions so be may still not be able to realize the full benefit of those expenses and instead have net operating losses in the other trade or businesses that we would not be able to use or would have to carry-forward indefinitely. In addition, if the Company enters the cannabis industry more directly, for example if the company were to purchase a marijuana dispensary that was legal under state law and operated in compliance with state law, IRC Section 280E would unquestionably be applicable in which case the onerous tax burden might significantly impact the profitability of the Company and may make the pricing of its products less competitive, to the extent that competitors could manage to find a way to not have their operations subject to IRC Section 280E. Notwithstanding the forgoing, there can be no assurance that if we were to reallocate items of deduction form business segments that were involved in the sales of products coming within the CSA that the Internal Revenue Service (“IRS”) would not challenge those deductions or disallow them on some other basis. This could result in an onerous tax burden.

We may be held responsible for certain taxes or assessments relating to the activities of our independent representatives, which could harm our financial condition and operating results.

Our independent representatives are subject to taxation and, in some instances, legislation or governmental agencies impose an obligation on us to collect taxes, such as value added taxes, and to maintain appropriate tax records. In addition, we are subject to the risk in some jurisdictions of being responsible for social security and similar taxes with respect to our distributors. In the event that local laws and regulations require us to treat our independent contractors as employees, or if our reps are deemed by local regulatory authorities to be our employees, rather than independent contractors, we may be held responsible for social security and related taxes in those jurisdictions, plus any related assessments and penalties, which could harm our financial condition and operating results.

Risks Related to Our Securities

Because we may issue additional shares of our common stock, investment in our company could be subject to substantial dilution:

Investors’ interests in our Company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 75,000,000 shares of common stock, $0.001 par value per share. As of March 31, 2019 there were 52,205,400 shares issued and outstanding and as of June 25, 2019 there were 52,160,400 shares of our common stock issued and outstanding. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will likely be diluted. Dilution is the difference between what investors pay for their stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our company’s common stock could seriously decline in value.

Trading in our common stock on the OTCQB Exchange has been subject to wide fluctuations:

Our common stock is currently quoted for public trading on the OTCQB Exchange. The trading price of our common stock has been subject to wide fluctuations. Trading prices of our common stock may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with limited business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common stock will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

Our common stock is currently quoted only on the OTCQB marketplace, which may have an unfavorable impact on our stock price and liquidity:

Our common stock is quoted on the OTCQB Marketplace. The OTCQB Marketplace is a significantly more limited market than the New York Stock Exchange or the NASDAQ stock market. The quotation of our shares of common stock on the OTCQB Marketplace may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

There can be no assurance that there will be an active market for our shares of common stock either now or in the future. Market liquidity will depend on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate at a price that reflects the value of the business. As a result, holders of our securities may not find purchasers for our securities should they desire to sell them. Consequently, our securities should be purchased only by investors having no need for liquidity in their investment and who can hold our securities for an indefinite period of time.

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

Nevada law, our Articles of Incorporation and our by-laws provides for the indemnification of our officers and directors at our expense, and correspondingly limits their liability, which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors:

Our Articles of Incorporation and By-Laws include provisions that eliminate the personal liability of our directors for monetary damages to the fullest extent possible under the laws of the State of Nevada or other applicable law. These provisions eliminate the liability of our directors and our shareholders for monetary damages arising out of any violation of a director of his fiduciary duty of due care. Under Nevada law, however, such provisions do not eliminate the personal liability of a director for (i) breach of the director’s duty of loyalty, (ii) acts or omissions not in good faith or involving intentional misconduct or knowing violation of law, (iii) payment of dividends or repurchases of stock other than from lawfully available funds, or (iv) any transaction from which the director derived an improper benefit. These provisions do not affect a director’s liabilities under the federal securities laws or the recovery of damages by third parties.

We do not intend to pay cash dividends on any investment in the shares of stock of our Company and any gain on an investment in our Company will need to come through an increase in our stock’s price, which may never happen:

We have never paid any cash dividends and currently do not intend to pay any cash dividends for the foreseeable future. To the extent that we require additional funding currently not provided for, our funding sources may prohibit the payment of a dividend. Because we do not currently intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock’s price. This may never happen and investors may lose all of their investment in our company.

Because our securities are subject to penny stock rules, you may have difficulty reselling your shares:

Our shares as penny stocks, are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell our company’s securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. These rules apply to companies whose shares are not traded on a national stock exchange, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the Securities and Exchange Commission. These rules require brokers who sell “penny stocks” to persons other than established customers and “accredited investors” to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in such penny stocks. These rules may discourage or restrict the ability of brokers to sell our shares of common stock and may affect the secondary market for our shares of common stock. These rules could also hamper our ability to raise funds in the primary market for our shares of common stock.

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

Because we may issue additional shares of our common stock, investment in our company could be subject to substantial dilution:

Investors’ interests in our Company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 75,000,000 shares of common stock, $0.001 par value per share. As of the date hereof there are 52,160,400 shares of our common stock issued and outstanding. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will likely be diluted. Dilution is the difference between what investors pay for their stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our company’s common stock could seriously decline in value.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock:

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (known as “FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our existing stockholders may experience significant dilution from the sale of our common stock pursuant to the GHS financing agreement.

The sale of our common stock to GHS Investments LLC in accordance with the Financing Agreement may have a dilutive impact on our shareholders. As a result, the market price of our common stock could decline. In addition, the lower our stock price is at the time we exercise our put options, the more shares of our common stock we will have to issue to GHS in order to exercise a put under the Financing Agreement.

The perceived risk of dilution may cause our stockholders to sell their shares, which may cause a decline in the price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

The issuance of shares pursuant to the GHS financing agreement may have a significant dilutive effect.

Depending on the number of shares we issue pursuant to the GHS Financing Agreement, it could have a significant dilutive effect upon our existing shareholders. Although the number of shares that we may issue pursuant to the Financing Agreement will vary based on our stock price (the higher our stock price, the less shares we have to issue), there may be a potential dilutive effect to our shareholders, based on different potential future stock prices, if the full amount of the Financing Agreement is realized. Dilution is based upon common stock put to GHS and the stock price discounted to GHS’s purchase price of 80% of the lowest trading price during the pricing period.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTY AND EQUIPMENT.

On August 14, 2017, the Company executed a lease for a 1,981 square foot office/warehouse space in Miami, FL to be used for corporate offices and storage of inventory. The term of the lease began September 1, 2017 and continues for 37 months ending September 30, 2020. The monthly rent will be $1,863.50 until September 30, 2018 with escalations to $1,925.44 and $1,989.21 per month on September 30, 2019 and 2020 respectively. We believe that our existing facilities are suitable but we may require additional space to accommodate our growing organization. We believe such space will be available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

On January 11, 2019, the Company received notice that Strongbow Advisors, Inc., and Robert Stevens had been appointed by the Nevada District Court, as Receiver for the Registrant in Case No. A-18-784952-C.

The company sought the appointment of the Receiver after it found itself in an imminent danger of insolvency following the issuance by an arbitration panel of an award in the sum of $3,994,522.5 million in favor of Cromogen Biotechnology Corporation in the matter entitled Cromogen Biotechnology Corporation vs. Earth Science Tech, Inc.

The Award consisted a sum for breach of contract against the Company in the amount of $120,265, a sum for costs and fees against the Company in the amount of $111,057 and a sum for the claim of tortuous interference and conversion against the Company in the amount of $3,763,200. The District Court in Florida had confirmed the Award granted by the arbitration panel, denying however, the award of fees that the arbitration panel had granted Cromogen.

The Cromogen Litigation is now on appeal and the Company is optimistic about its prospects on appeal. Nevertheless, the outcome remains speculative and so notwithstanding its prospects for success on appeal, and faced with such a large judgment and the imminent danger of insolvency, the Company determined that it was in the best interest of its shareholders and creditors to seek protection under receivership and the appointment of a receiver. As of the date of this prospectus, the Company remains in imminent danger of insolvency as the outcome of the Cromogen Litigation remains speculative.

As part of the impact of the receivership, the Court issued a Writ of Injunction or “Blanket Stay” covering the Company and its assets during the time that the Company is in receivership. As a result of the “Blanket Stay” the Company’s estate is protected from creditors and interference with its administration is prevented while the Company’s financial issues are being fully analyzed and resolved. As part of this process, creditors will be notified and required to provide claims in writing under oath on or before the deadline stated in the notice provided by the Receiver or those claims will be barred under NRS §78.675. The Blanket Stay will remain in place unless otherwise waived by the Receiver, or it is vacated by the Court or alternatively, lifted by the Court, upon a “motion to lift stay” duly made and approved by the Nevada District Court.

The appointment of the Receiver was approved unanimously by the Board and by a majority of the Company’s shareholders. Strongbow and Stevens were selected because of their reputation in helping (i) companies restructure and (ii) to execute on their business plans, albeit under a debt and capital structure that allows them to succeed. Stevens and Strongbow assist companies by helping them raise the capital needed not only to pay debts, but build and grow their businesses. The Receiver, however, is an agent of the court, and will be independent and neutral in managing the Company’s operations and trying to preserve the Company’s value for the creditors and shareholders.

There are a number of possible outcomes to the receivership, including settlement and payment to creditors, reorganization, or liquidation. The intent of the Receiver is to reorganize the Company, pay or settle the Company’s debts and emerge from receivership. If the Receiver is not successful in mitigating the Company’s liabilities, the Company’s results could be materially adversely impacted and the Company may be forced to liquidate its business.

ITEM 4. MINE SAFTEY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the OTCQB under the symbol “ETST”. Our common stock has been quoted on the OTCQB since August 27, 2017, under the symbol “ETST”. Because we are quoted on the OTCQB, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid quotations for our common stock as reported on the OTCQB for the periods indicated.

Fiscal 2018	Low	High
First Quarter – reported June 30, 2017	$0.61	$1.75
Second Quarter – reported September 30, 2017	$0.53	$0.923
Third Quarter – reported December 31, 2017	$0.722	$1.50
Fourth Quarter – reported March 31, 2018	$0.56	$1.62

Fiscal 2019	Low	High
First Quarter – reported June 30, 2018	$0.421	$0.96
Second Quarter – reported September 30, 2018	$0.45	$1.64
Third Quarter – reported December 31, 2018	$0.525	$2.45
Fourth Quarter – reported March 31, 2019	$0.55	$0.929

Fiscal 2020	Low	High
First Quarter – reported June 27, 2019	$0.301	$0.9499

HOLDERS

As of March 31, 2019, there are 157 record holders of 51,930,400 shares of the Company’s common stock.

DIVIDENDS

We have not paid any dividends on our common stock since our inception and do not intend to pay any dividends in the foreseeable future.

The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

UNREGISTERED SALES OF SECURITIES

The following shares sold and issued were shares of restricted Common Stock made in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, and/or Rule 506 of Regulation D promulgated thereunder. The investors were “accredited investors” and/or “sophisticated investors” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning their qualifications as a “sophisticated investors” and/or “accredited investors.” The Company provided and made available, to the investors, full information regarding its business and operations. There was no general solicitation in connection with the offers or sales of the restricted securities. The investors acquired the restricted common stock for their own accounts, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by exemptions from registration requirements of Section 5 of the Securities Act—the existence of any such exemptions are subject to legal review and approval by the Company.

During the twelve months ended March 31, 2019, the Company issued 5,780,193 shares of its common stock for $2,069,752.00, in transactions that were exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) and/or Rule 506 promulgate under Regulation D. No gain or loss was recognized on the issuances. On April 2, 2018 the Company issued 10,000 shares to an investor at a price of $0.45 per share. On April 4, 2018 the Company 100,000 shares to an investor at a price of $0.30 per share. On April 9, 2018 the Company issued 5,000 shares to an individual for marketing services valued at $0.70 per share. On April 10, 2018 the Company issued 20,000 shares to an investor at a price of $0.30 per share. On April 16, 2018 the Company issued 25,000 and 50,000 shares to two investors at $0.30 per share. On April 17, 2018 the Company issued 100,000 shares to an investor at $0.30 per share. On April 19, 2018 the Company issued 25,000 shares to an investor at a price of $0.30 per share. On April 24, 2018 the Company issued the Company issued 10,000 shares to an investor at a price of $0.40 per share. On April 24, 2018 the Company issued 45,000 shares to an investor at a price of $0.30 per share. On April 26, 2018 the Company issued 15,000 shares to an investor at a price of $0.40 per share. On April 30, 2018 the Company issued 50,000 share to an investor at a price of $0.30 per share. On April 30, 2018 the Company issued 200 and 400 shares to two individuals as compensation for their sales efforts for the Company’s products at a price of $0.72 per share. On May 1, 2018 the Company issued 100,000 shares to an investor at a price of $0.30 per share. On May 1, 2018 the Company issued 25,000 shares for marketing services valued at $0.79 per share. On May 2, 2018 the Company issued 50,000 shares to an investor at $0.30 per share. On May 7, 2018 the Company issued 50,000 and 12,500 shares to two investors at $0.30 and $0.40 per share respectively. On May 10, 2018 the Company issued 100,000 shares to each of two investors at a price of $0.30 per share each. On May 13, 2018 the Company issued 28,500 shares to an investor at $0.35 per share. On May 14, 2018 the Company issued 33,334 shares to each of two investors at a price of $0.30 per share each. On June 15, 2018 the Company issued 15,000 shares to an individual for marketing services valued at $0.64 per share. On June 21, 2018 the Company issued 30,000 shares to an investor at a price of $0.35 per share. On June 26, 2018 the Company issued 20,000 shares, 30,000 shares, 200,000 shares and 200,000 shares to four investors at $0.25 per share, $0.35 per share, $0.20 per share and $0.20 per share respectively. On June 28, 2018 the Company issued 32,000 and 14,500 shares to two investors at $0.25 per share and $0.35 per share respectively. On June 30, 2018 the Company issued 2,500 shares, 50,000 shares, 10,000 shares 5,000 shares, 50,000 shares, 5,000 shares and 5,000 shares to its officers and tor sales and marketing compensation to 9 individuals at $0.80 per share. On July 2, 2018 the Company issued 100,000 shares to an investor at a price of $0.25 per share. On July 3, 2018 the Company 40,000 shares to an investor at a price of $0.20 per share. On July 5, 2018 the Company issued 30,000 shares to an investor at a price of $0.25 per share. On July 5, 2018 the Company issued 100,000 shares to an investor at a price of $0.25 per share. On July 6, 2018 the Company issued 100,000 shares to an investor at $0.25 per share. On July 10, 2018 the Company issued 100,000 shares to an investor at $0.25 per share. On July 25, 2018 the Company issued 20,000 shares to an investor at a price of $0.25 per share. On July 31, 2018 the Company issued 5,000 shares, 5,000 shares, 5,000 shares, 5,000 shares for marketing compensation to 4 individuals at $0.74 per share. On August 3, 2018 the Company issued 100,000 shares to an investor at $0.25 per share. On August 21, 2018 the Company issued 20,000 shares to an investor at $0.30 per share. On August 21, 2018 the Company issued 40,000 shares to an investor at $0.25 per share. On August 22, 2018 the Company issued 200,000 shares to an investor at $0.25 per share. On August 24, 2018 the Company issued 40,000 shares and 32,258 shares to two investor at $0.25 per share. On August 31, 2018 the Company issued 100,000 shares to an investor at $0.25 per share. On September 3, 2018 the Company issued 100,000 shares to an investor at $0.25 per share. On September 5, 2018 the Company issued 100,000 shares and 100,000 shares to two investors at $0.25 per share. On September 6, 2018 the Company issued 40,000 shares to an investor at $0.25 per share. On September 7, 2018 the Company issued 20,000 shares to an investor at $0.25 per share. On September 12, 2018 the Company issued 40,000 shares to an investor at $0.25 per share. On September 14, 2018 the Company issued 10,000 shares to an investor at $0.25 per share. On September 14, 2018 the Company issued 40,000 shares to an investor at $0.25 per share. On September 17, 2018 the Company issued 100,000 shares to an investor at $0.25 per share. On September 18, 2018 the Company issued 50,000 shares to an investor at $0.50 per share. On September 19, 2018 the Company issued 100,000 shares to an investor at $0.25 per share. On September 21, 2018 the Company issued 20,000 shares and 100,000 shares to two investors at $0.50 per share. On September 24, 2018 the Company issued 4,000 shares to an investor at $0.60 per share. On September 24, 2018 the Company issued 10,000 shares to an investor at $0.50 per share. On September 26, 2018 the Company issued 30,000 shares to an investor at $0.50 per share. On September 27, 2018 the Company issued 20,000 shares and 100,000 shares to two investors at $0.50 per share. On September 28, 2018 the Company issued 7,000 shares to an investor at $0.50 per share. On September 28, 2018 the Company issued 20,000 shares to an investor at $0.40 per share. On September 30, 2018 the Company issued 2,500 shares, 50,000 shares, 10,000 shares, 50,000 shares, 10,000 shares to its officers 5 individuals at $1.26 per share. On October 1, 2018 the Company issued 25,000 shares to an investor at a price of $0.50 per share. On October 2, 2018 the Company issued 20,000 shares each to two investors at a price of $0.50 per share in blocks of 10,000 shares. On October 9, 2018 the Company issued 10,000 shares to an existing investor at a price of $0.75 per share. On October 15, 2018 the Company issued 6,000 shares to an investor at a price of $0.95 per share. On October 29, 2018 the Company issued 40,000 shares to an investor at a price of $0.50 per share. On November 5, 2018 the Company issued 100,000 shares to an investor at a price of $0.45 per share. On November 8, 2018 the Company issued 20,000 shares to an investor at a price of $0.50 per share. On November 30, 2018 the Company issued 10,000 shares to an investor at a price of $0.50 per share. On December 3, 2018 the Company issued 15,000 shares to an officer at a price of $0.90 per share. On December 5, 2018 the Company issued 75,000 shares to two investors at a price of $0.40 per share. On December 10, 2018 the Company issued 17,000 shares to an investor at a price of $0.30 per share. On December 11, 2018 the Company issued 16,667 shares, 34,000 shares , and 34,000 shares to 2 investors and an investor couple at a price of $0.30 per share. On December 13, 2018 the Company issued 35,000 shares to an existing investor at a price of $0.30 per share. On December17, 2018 the Company issued 35,000 shares and 100,000 shares to 2 investors at a price of $0.30 per share. On December 18, 2018 the Company issued 100,000 shares, 100,000 shares, 30,000 shares, 100,000 shares, and 20,000 shares to 5 existing investors at a price of $0.30 per share. On December 20, 2018 the Company issued 35,000 shares to an existing investor at a price of $0.30 per share. On December 31, 2018 the Company issued 2,500 shares, 50,000 shares, 10,000 shares, 50,000 shares, 10,000 shares to each of its 5 individual officers at $0.79 per share. On January 2, 2019 the Company issued 5,000 shares to a sales representative at $0.78 per share. On January 9, 2019 the Company issued 35,000 shares to an investor at $0.30 per share. On January 28, 2019 the Company issued 25,000 shares to an investor at $0.40 per share. On February 1, 2019 the Company issued 100,000 shares to an investor at $0.30 per share. On February 27, 2019 the Company issued 100,000 shares to an investor at $0.30 per share. On March 11, 2019 the Company issued 100,000 shares to an investor at $0.30 per share. On March 19, 2019 the Company issued 100,000 shares to an investor at $0.30 per share. On March 25, 2019 the Company issued 50,000 shares and 50,000 shares to two investors at $0.30 per share. On March 31, 2019 the Company issued 7,000 shares, 50,000 shares, 10,000 shares, 50,000 shares, 10,000 shares to each of its 5 individual officers at $0.59 per share.

EQUITY COMPENSATION PLAN INFORMATION

The Company currently does not have an equity compensation plan in place.

COMMON STOCK

The holders of our common stock are entitled to one vote per share on all matters submitted to a vote of our stockholders. The holders of the common stock have the sole right to vote, except as otherwise provided by law, by our articles of incorporation, or in a statement by our board of directors in a Preferred Stock Designation.

In addition, such holders are entitled to receive ratably such dividends, if any, as may be declared from time to time by our board of directors out of legally available funds, subject to the payment of preferential dividends or other restrictions on dividends contained in any Preferred Stock Designation, including, without limitation, the Preferred Stock Designation establishing a series of preferred stock described above. In the event of the dissolution, liquidation or winding up of Earth Science Tech, Inc., the holders of our common stock are entitled to share ratably in all assets remaining after payment of all our liabilities, subject to the preferential distribution rights granted to the holders of any series of our preferred stock in any Preferred Stock Designation, including, without limitation, the Preferred Stock Designation establishing a series of our preferred stock described above.

The holders of the common stock do not have cumulative voting rights or preemptive rights to acquire or subscribe for additional, unissued or treasury shares in accordance with the laws of the State of Nevada. Accordingly, excluding any voting rights granted to any series of our preferred stock, the holders of more than 50 percent of the issued and outstanding shares of the common stock voting for the election of directors can elect all of the directors if they choose to do so, and in such event, the holders of the remaining shares of the common stock voting for the election of the directors will be unable to elect any person or persons to the board of directors. All outstanding shares of the common stock are fully paid and nonassessable.

The laws of the State of Nevada provide that the affirmative vote of a majority of the holders of the outstanding shares of our common stock and any series of our preferred stock entitled to vote thereon is required to authorize any amendment to our articles of incorporation, any merger or consolidation of Earth Science Tech, Inc. with any corporation, or any liquidation or disposition of any substantial assets of Earth Science Tech, Inc..

PREFERRED STOCK

The Company initially Designated Ten Million (10,000,000) shares of Class A Preferred Stock, $0.001 par value, on June 6, 2014 by filing said designation with the Nevada Secretary of State (the “Preferred Stock”). The holders of shares of Preferred Stock are entitled to vote on all matters coming to a vote of the shareholders of the Company as a class. The Preferred Stock has the following rights and preferences (1) it ranks senior to all other classes of stock that may be designated after it; (2) a vote of the preferred shareholders is required prior to the increase of authorized stock or the designation of a class or series of preferred stock that would be senior to the Preferred Stock; (3) holders are not entitled to dividends; (4) the holders are entitled to anti-dilution rights such that additional shares shall be granted to the extent necessary to allow the holders of the Preferred stock to maintain their voting control; (5) the shares of Preferred Stock are convertible into shares of the Company’s Common Stock on a one for one basis; (6) the holders of the Preferred Stock were entitled to ten (10) votes of common stock for each share held. On July 3, 2017 the voting preferences were changed by filing of an amendment to the Certificate of Designation with the Nevada Secretary of State such that as a class, the holders of the issued and outstanding shares of Preferred Stock are entitled to vote have the number of votes equal to 52% of the total number of common stock votes (including the common votes of the Class A Preferred stock. In addition the authorized Class A Preferred Shares were decreased to Five Million Two Hundred Thousand (5,200,000) (the number issued and outstanding.) There are no shares of authorized undesignated preferred stock available for issuance.

WARRANTS

The Company does not currently have any warrants issued or outstanding.

ISSUER REPURCHASES OF EQUITY SECURITIES

We did not repurchase any shares of our common stock during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

OPTIONS

The Company has not granted any options since inception.

TRANSFER AGENT

The Company’s transfer agent is Action Stock Transfer, Inc., 2469 E Fort Union Blvd., Suite 214, Salt Lake City, UT 84121.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the years ended March 31, 2019 and March 31, 2018 should be read in conjunction with our consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and similar expressions to identify forward-looking statements.

OVERVIEW

We offer high-grade full spectrum cannabinoid oil to the market through our website and store front/clinic accounts. Through our positive results in studies on breast cancer and immune cells through the University of Central Oklahoma, in addition to studies through DV Biologics that prove the Company’s CBD oil formulation lowers cortisol and functions as a neuro-protectant, with positive result case studies through key health organizations. We formulate, market and distribute the CBD oil used through our studies to the public, offering the most effective quality of CBD on the market.

Our medical device division is committed to the developing low cost, non-invasive diagnostic tools, medical devices, testing processes and vaccines for sexually transmitted infections and/or diseases. Our CEO and chief science officer, Dr. Michel Aubé, is leading the Company’s research and development efforts. The Company’s first medical device, Hygee™, is a home kit designed for the detection of STIs, such as chlamydia, from a self-obtained gynecological specimen. We’re currently working to develop and bring to market medical devices and vaccines that meet the specific needs of women.

Our R&D division is poised to take a leadership role in the development of new, leading-edge cannabinoid-based pharmaceutical and nutraceutical products. We have invested in research and development to explore and harness the medicinal power of CBD. The company holds three provisional application patents for a CBD product that is focused on developing treatments for breast and ovarian cancers, as well as two generic CBD based pharmaceutical drugs.

Our favored division effectively became a non-profit organization on February 11, 2019 and is structured to accept grants and donations to conduct further studies and help donate EST’s effective CBD products to those in need.

We expect to realize revenue from our consumer products business segment to fund our working capital needs. However, in order to fund our pharmaceutical product development efforts, we will need to raise additional capital either through the issuance of equity and/or the issuance of debt. In the event we are unable to fund our drug development efforts, we may need to curtail or delay such activity.

RESULTS OF OPERATIONS

The following tables set forth summarized cost of revenue information for the year ended March 31, 2019 and for the year ended March 31, 2018:

	For the Years Ended
	March 31,
	2019	2018

Revenue	$770,635	$463,108
Cost of revenues	475,622	270,222
Gross Profit	295,013	192,886

We had product sales of $770,635 and gross profit of $295,013, representing a gross margin of 38.2% in 2019 compared with product sales of $463,108 and gross profit of $192,886, representing a gross margin of 41.6% in 2018. The sales increase in 2019 compared with 2018 is primarily due to an increase in distribution, customer awareness and demand for our branded High Grade Full Spectrum Cannabinoids products, as we continued to expand and maintain our core customer base.

OPERATING EXPENSE

A reconciliation from our net income (loss) to Adjusted EBITDA, a non-GAAP measure, for the years ended March 31, 2019 and 2018 are outlined in the table below:

	Fiscal Year Ended March 31, 2019 and March 31, 2018
	2019	2018	$ Change		% Change
Compensation - officers	$223,404	$260,936		$(37,532)	-16%
Officer Compensation Stock	$424,055	$170,775		$253,280	59%
Marketing	$242,719	$332,986		$(90,267)	-37%
General and administrative	$514,467	$653,242		$(138,775)	-26%
Donations	$-	$35,500		$(35,500)	0
Loss on disposal of assets	$-	$60,792		$(60,792)	0
Patent Impairment Expense	$34,334	$-		$34,334	100%
Professional fees	$172,127	$70,289		$101,838	59%
Bad Debt Expense	$31,211	87,342		$(56,131)	-179%
Cost of legal proceedings	$453,553	$79,447		$374,106	82%
Research and development	$338,856	150,451		$188,405	55%
Total operating expenses	$2,434,726	$1,901,760		$532,966	21%

Loss from operations	(2,139,713)	(1,708,874)		$430,839	20%

Other Income (Expenses)
Interest expense	$(75,632)	$(4,773)	$
Interest income	-	3
Total other income (expenses)	(75,632)	(4,765)

Net loss before income taxes	(2,215,345)	(1,713,639)

Income taxes	-	-

Net loss	$(2,215,345)	$(1,713,639)

Net loss per common share:
Loss per common share-Basic and Diluted	$(0.04)	$(0.04)

For the year ended March 31, 2019 the Company had a net loss from continuing operations of approximately $2,215,345 compared to a loss from continuing operations of approximately $1,713,639 for the year ended March 31, 2018. This increase in net loss is due largely to the ongoing legal fees related to the Cromogen litigation and R&D expenses.

General and administrative expenses represent bank charges, office expenses, rent and filing fees

INTEREST EXPENSE

Interest expense increased to $75,632 in 2019 compared with $4,765 in 2018.

NON-GAAP FINANCIAL MEASURES

We use Adjusted EBITDA internally to evaluate our performance and make financial and operational decisions that are presented in a manner that adjusts from their equivalent GAAP measures or that supplement the information provided by our GAAP measures. Adjusted EBITDA is defined by us as EBITDA (net income (loss) plus depreciation expense, amortization expense, interest and income tax expense, minus income tax benefit), further adjusted to exclude certain non-cash expenses and other adjustments as set forth below. We use Adjusted EBITDA because we believe it more clearly highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures, since Adjusted EBITDA eliminates from our results specific financial items that have less bearing on our core operating performance.

We use Adjusted EBITDA in communicating certain aspects of our results and performance, including in this Annual Report, and believe that Adjusted EBITDA, when viewed in conjunction with our GAAP results and the accompanying reconciliation, can provide investors with greater transparency and a greater understanding of factors affecting our financial condition and results of operations than GAAP measures alone. In addition, we believe the presentation of Adjusted EBITDA is useful to investors in making period-to-period comparison of results because the adjustments to GAAP are not reflective of our core business performance.

Adjusted EBITDA is not presented in accordance with, or as an alternative to, GAAP financial measures and may be different from non-GAAP measures used by other companies. We encourage investors to review the GAAP financial measures included in this Annual Report, including our consolidated financial statements, to aid in their analysis and understanding of our performance and in making comparisons.

CASH FLOW & ASSETS

A summary of our changes in cash flows & assets for the years ended March 31, 2019 and 2018 is provided below:

	March 31, 2019	March 31, 2018
ASSETS
Current Assets:
Cash	$127,524	$72,038
Accounts Receivable(net allowance of $128,420 and $111,301 respectively)	$70,934	$69,050
Prepaid expenses and other current assets	33,751	6,033
Inventory	161,309	134,784
Total current assets	393,518	281,905

Property and equipment, net	11,362	18,490

Other Assets:
Patent, net	—	38,740
Deposits	6,191	6,191
Total other assets	6,191	44,931
Total Assets	$411,071	$345,326

LIABILITIES AND STOCKHOLDERS’S EQUITY

Current Liabilities:
Accounts payable	$98,109	$80,439
Accrued expenses	$85,440	$93,987
Accrued settlement	231,323	231,323
Notes payable - related parties	59,558	59,558
Total current liabilities	617,730	465,307
Total liabilities	617,730	465,307

Commitments and contingencies

Stockholders’ (Deficit) Equity:
Convertible preferred stock with liquidation preference, par value of $0.001 pre share,10,000,000 shares authorized: 5,200,000 issued and outstanding	5,200	5,200
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 52,205,400 and 46,150,207 shares issued and outstanding as of March 31, 2019 and March 31, 2018 respectively	52,206	46,150
Additional paid-in capital	27,449,487	25,326,876
Accumulated deficit	(27,713,552)	(25,498,207)
Total stockholders’ (Deficit)Equity	(206,659)	(119,981
Total Liabilities and Stockholders’ (Deficit) Equity	$411,071	$345,326

For the year ended March 31, 2019 the Company had a net loss from continuing operations of approximately $1,713,639 compared to a loss from continuing operations of approximately $1,146,354 for the year ended March 31, 2018. This increase in net loss is due to the ongoing legal fees related to the Cromogen litigation, further advancements in Research and development, and new filing expenses achieving fully reporting status.

Marketing expenses totaled $242,719 for the twelve months ended March 31, 2019, a decrease of $90.267 from $332,986 for the twelve months ended March 31, 2018. This decrease primarily related to the Company focusing on the development on the V4 line and advancements with the HygeeTM medical device.

Research and development costs were totaled $338,856 for the twelve months ended March 31, 2019, an increase of $188,405 from $150,451. This increase is due to further developments of the HygeeTM medical device, new product development and marketing that helped achieve successful V4 batch launch in December and CBD chocolates anticipated to launch mid 2019. We expect that R&D will continue to be consistent with the twelve months ended March 31, 2018 and will increase as well for the foreseeable future. Notwithstanding this increase in R&D Dr. Aube has been successful in receiving grants from the Canadian government for further research. Separate disclosure was not material pursuant to ASC 730, Research and Development.

Total Revenues - For the years ended March 31, 2019 and 2018, the Company had total sales of $770,635 and $463,108, respectively. While our revenues increased, this was consistent with a corresponding increase in our cost of goods sold from $475,622 for the year ended March 31, 2019 to $270,222 for the year ended March 31, 2018 ; resulting in a Gross Profit of $295,019 as of March 31, 2019 compared to $192,886 for the previous year ending March 31, 2018.

Costs and Expenses - Costs of sales, include the costs of manufacturing, packaging, warehousing and shipping our products. As we develop and release addition products, we expect our costs of sales to increase.

General and administrative expenses decreased by approximately $514,467 for the year ended March 31, 2019 compared to the year ended March 31, 2018. The increase can be attributed primarily to the company under going the full reporting process, auditing and filing fees, and uplisting to the OTCQB exchange.

Research and development costs were $338,856 for the twelve months ended March 31, 2019, an increase of $188,405 from $150,451. This increase is due to further developments on the HygeeTM medical device, new product development and marketing that helped achieve successful V4 batch launch in December and CBD chocolates anticipated to launch mid 2019.

Patent impairment expenses totaled $34,334 for the twelve months ended March 31, 2019, an increase of $34,334 from $0 for the twelve months ended March 31, 2018. This increase is due to the Company on relinquishing their current applications. Due to the cost associated for obtaining and maintaining patents as well as certain questions as to patents will ultimately be issued, the Company determined a better course of actions for its proprietary formulas to be kept as trade secrets.

The Company had $127,524 in Cash for the period ended March 31, 2019, compared with $72,038 for the same period ended March 31, 2018. This increase is primarily due to the increase in sales from the V4 launch.

The Company had $98,109 in Accounts Payable for the period ended March 31, 2019, compared with $80,439 for the same period ended March 31, 2018. This increase is primarily due to the remaining balance for the V4 inventory along with all the previous accrued legal fees that are in a monthly payment plan till fully paid..

The Company had $59,558 in Notes Payable and Accrued Interest for the period ended March 31, 2019. The Company had the same amount in Notes Payable and Accrued Interest for the period ended March 31, 2018.

The Company had a Stockholder’s Deficit of $206,659 for the period ended March 31, 2019, compared with $119,981 of Stockholder’s Equity for the same period ended March 31, 2018. This increase is primarily due to the Company obtaining more direct investors to pay for the V4 inventory and HygeeTM advancements.

We are a smaller reporting company, as defined by 17 CFR § 229.10(f)(1). We do not consider the impact of inflation and changing prices as having a material effect on our net sales and revenues and on income from our operations for the previous two years or from continuing operations going forward.

The Company achieved a gross margin percentage of 38.2% for the year ended March 31, 2019, a decrease of 3.3% from the gross margin percentage of 41.6% for the prior year ended March 31, 2018. The Company expects this gross margin percentage to increase marginally as it achieves greater economies of scale from higher volumes of sales and is consequently able to purchase inventory at lower prices.

CASH FLOWS FROM OPERATING ACTIVITIES

Operating Activities - For the years ended March 31, 2019 and March 31, 2018, the Company used cash for operating activities of $1,643,024 and $1,066,249, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

During the year ended March 31, 2019 and March 31, 2018, the Company had a decrease from $0 to $146 in cash flow for investing related activities.

CASH FLOWS FROM FINANCING ACTIVITIES

During the year ended March 31, 2019, the Company received $1,564,194 in cash proceeds from sales of restricted common stock. For the Year ended March 31, 2018, the Company received $965,992 in cash proceeds from the sales of restricted common stock.

FUTURE FINANCING

On February 28, 2019, the Company entered into an Equity Financing Agreement (the “GHS Equity Financing Agreement”) and Registration Rights Agreement (the “GHS Registration Rights Agreement”) with GHS Investments LLC, a Nevada limited liability company (“GHS”). Under the terms of the Equity Financing Agreement, GHS agreed to provide the Company with up to $5,000,000 upon effectiveness of a registration statement on Form S-1 (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “Commission”).

Following effectiveness of the Registration Statement, the Company shall have the discretion to deliver puts to GHS and GHS will be obligated to purchase shares of the Company’s common stock, par value $0.001 per share based on the investment amount specified in each put notice. Additionally, in accordance with the Equity Financing Agreement, the Company shall issue GHS a promissory note in the principal amount of $30,000 to offset transaction costs (the “Note”).

STOCK BASED COMPENSATION

The Company follows ASC 718 in accounting for its stock based compensation to employees. This standard states that compensation cost is measured at the grant date based on the fair value of the award and is recognized at the time granted.

The Company accounts for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of the equity instrument exchanged in accordance with ASC 505-50.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles-Goodwill and Other, which simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. Instead, if “the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.” The guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this new standard will have on its Consolidated Financial Statements.

All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

OFF- BALANCE SHEET ARRANGEMENTS

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth at the pages indicated in Part IV, Item 15(a)(1) of this Annual Report.

Notes to Financials

For

Earth Science Tech Corporation

For the Fiscal Year Ending

March 31, 2019

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Earth Science Tech Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Earth Science Tech Corporation as of March 31, 2019 and 2018, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC
BF Borgers CPA PC

We have served as the Company’s auditor since 2017
Lakewood, CO
June 28, 2019

EARTH SCIENCE TECH, INC. AND SUSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31 2019	March 31, 2018
ASSETS
Current Assets:
Cash	$127,524	$72,038
Accounts Receivable(net allowance of $128,420 and $ 111,301 respectively)	$70,934	$69,050
Prepaid expenses and other current assets	33,751	6,033
Inventory	161,309	134,784
Total current assets	393,518	281,905

Property and equipment, net	11,362	18,490

Other Assets:
Patent, net		38,740
Deposits	6,191	6,191
Total other assets	6,191	44,931
Total Assets	$411,071	$345,326

LIABILITIES AND STOCKHOLDERS’S EQUITY

Current Liabilities:
Accounts payable	$98,109	$80,439
Accrued expenses	$85,440	$93,987
Accrued settlement	231,323	231,323
Convertible Note 1-GHS	113,300
Promissory Note-GHS	30,000
Notes payable - related parties	59,558	59,558
Total current liabilities	617,730	465,307
Total liabilities	617,730	465,307

Commitments and contingencies

Stockholders’ (Deficit) Equity:
Convertible preferred stock with liquidation preference, par value of $0.001 pre share,10,000,000 shares authorized: 5,200,000 issued and outstanding	5,200	5,200
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 52,205,400 and 46,150,207 shares issued and outstanding as of March 31, 2019 and March 31, 2018 respectively	52,206	46,150
Additional paid-in capital	27,449,487	25,326,876
Accumulated deficit	(27,713,552)	(25,498,207)
Total stockholders’ (Deficit)Equity	(206,659)	(119,981)
Total Liabilities and Stockholders’ (Deficit) Equity	$411,071	$345,326

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2019	2018
Revenue	$770,635	$463,108
Cost of revenues	475,622	270,222
Gross Profit	295,013	192,886

Operating Expenses:
Compensation - officers	223,404	260,936
Officer Compensation Stock	424,055	170,775
Marketing	242,719	332,986
General and administrative	514,467	653,242
Donations		35,500
Loss on disposal of assets		60,792
Patent Impairment Expenses	34,334
Professional fees	172,127	70,289
Bad Debt Expense	31,211	87,342
Cost of legal proceedings	453,553	79,447
Research and development	338,856	150,451
Total operating expenses	2,434,726	1,901,760

Loss from operations	(2,139,713)	(1,708,874)

Other Income (Expenses)
Interest expense	(75,632)	(4,765)
Interest income	-
Total other income (expenses)	(75,632)	(4,765)

Net loss before income taxes	(2,215,345)	(1,713,639)

Income taxes	-	-

Net loss	$(2,215,345)	$(1,713,639)

Net loss per common share:
Loss per common share-Basic and Diluted	$(0.04)	$(0.04)

EARTH SCIENCE TECH. INC, AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

	Common Stock		Preferred Stock		Additional Paid-in	Accumalated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance-March 31, 2017	42,287,499	42,287	5,200,000	5,200	23,746,430	(23,784,568)	9,349

Common stock issued for cash	3,096,698	3,097			962,895		965,992
Common stock issued for services	533,010	533			447,009		447,542
Common stock issued for officer compensation	233,000	233			170,542		170,775
Common stock issued for employee compensation
Common stock returned to company
Net Loss						(1,713,639)	(1,713,639)

Balance March 31, 2018	46,150,207	46,150	5,200,000	5,200	25,326,876	(25,498,207)	(119,981)

Common stock issued for cash	5,180,093	5,180			1,559,014		1,564,194
Common stock issued for services	75,000	75			57,345		57,420
Common stock issued for officer compensation	494,500	495			423,559		424,054
Common stock issued for employee compensation	30,600	31			24,052		24,083
Common stock returned to company							-
Common stock duplicated to be cancelled	275,000	275			(275)		-
BCF Intrinsic value on Convertible Note-GHS					58,916		58,916
Net Loss						(2,215,345)	(2,215,345)

Balance March 31, 2019	52,205,400	$52,206	$5,200,000	$5,200	$27,449,487	$(27,713,552)	(206,659)

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended March 31
	2019	2018
Cash Flow From Operating Activities:
Net loss	(2,215,345)	(1,713,639)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	448,137	170,775
Stock issued for services	57,420	447,542
Depreciation and amortization	11,533	23,531
Changes in operating assets and liabilities:
Increase/Decrease in deposits		(6,190)
Increase/Decrease in prepaid expenses and other current assets	96,634	70,000
Decrease/Increase in inventory	(26,525)	(27,603)
Increase in other assets		-
Increase in accrued settlement		7,823
Increase in accounts payable	(14,878)	(38,488)
Net Cash Used in Operating Activities	(1,643,024)	(1,066,249)

Investing Activities:
Purchases of property and equipment
Patent expenditures	-	-
Net Cash Used in Investing Activities	-	-

Financing Activities:
Proceeds from issuance of common stock	1,564,194	965,992
Proceeds from notes payable- related party	-	-
Proceeds from Convertible Note 1-GHS	104,316
Proceeds from Promissory Note- GHS	30,000
Repayment of advances from related party	-	-
Net Cash Provided by Financing Activities	1,698,510	965,992

Net Increase in Cash	55,486	(100,257)

Cash - Beginning of year	72,038	172,295
Cash - End of year	127,524	72,038

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

Principles of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiaries. The subsidiaries include Earth Science Tech Inc, Nutrition Empire Co. Ltd., Earth Science Vapor, and Earth Science Pharmaceutical Inc. and Kannabidioid Inc..

We operate through wholly-owned subsidiaries which provide products, marketing and distribution. As of December 2014, Nutrition Empire, Inc. was opened as a brick and mortar retail store that provides health, wellness, sports nutrition and dietary supplement products at competitive prices. In March 2015, the Company created Earth Science Tech Vapor One, Inc., a license and distribution company allowing us entry in the maturing marketplace of the vaping industry.In 8/22/2016Earth Science Pharmaceuticals, Inc. was formed to acquire Beo Its, Inc. Our licensing relationship gives us the market mobility, allowing us to capture the emerging market offering our Cannabidiol oil to our retail partners as demand emerges.

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

Carrying value, recoverability and impairment of long-lived assets

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC’) 360 to evaluate its long-lived assets. The Company’s long-lived assets, which include property and equipment and three patent applications are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

On June 4, 2019 the Company let its patents be abandoned based upon the advice of IP counsel. IP counsel indicated that only one patent application had a reasonable chance of being granted and based upon this advice the Company determined that it would discontinue this approach of using the patent process to protect product formulations in general and rather, revert to proprietary formulae and trade secrets to protect its intellectual property (unless it was clear from the beginning of the process that the formula was patentable. As a result on Jun 4, 2019, the company wrote down or otherwise impaired approximately $27,000 in legal fees that had previously been attributed to its Patents and took a corresponding write-off to “impairment expense.”

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

Income taxes

The Company follows ASC 740 in accounting for income taxes. Deferred tax assets and liabilities are determined based on the estimated future tax effects of net operating loss carry forwards and temporary differences between the tax bases of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. The Company records a valuation allowance for its deferred tax assets when management concludes that it is not more likely than not those assets will be recognized.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2019 the Company has not recorded any unrecognized tax benefits.

Interest and penalties related to liabilities for uncertain tax positions will be charged to interest and operating expenses, respectively. The Company has net operating loss carry forwards (NOL) for income tax purposes of approximately $ 6,150,613.This loss is allowed to be offset against future income until the year 2039 when the NOL’s will expire. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the substantial losses incurred through March 31, 2019. The change in the valuation allowance for the years ended March 31, 2018 and 2017 was an increase of $ 0 and $0, respectively.

Internal Revenue Code Section 382 (“Section 382”) imposes limitations on the availability of a company’s net operating losses after certain ownership changes occur. The Section 382 limitation is based upon certain conclusions pertaining to the dates of ownership changes and the value of the Company on the dates of the ownership changes. It was determined that an ownership change occurred in October 2013 and March 2014. The amount of the Company’s net operating losses incurred prior to the ownership changes are limited based on the value of the Company on the date of the ownership change. Management has not determined the amount of net operating losses generated prior to the ownership change available to offset taxable income subsequent to the ownership change.

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

As of March 31 2019 the Company has no warrants that are anti-dilutive and not included in the calculation of diluted loss per share.

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

Recently issued accounting pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The new standard will change the classification of certain cash payments and receipts within the cash flow statement. Specifically, payments for debt prepayment or debt extinguishment costs, including third-party costs, premiums paid, and other fees paid to lenders that are directly related to the debt prepayment or debt extinguishment, excluding accrued interest, will now be classified as financing activities. Previously, these payments were classified as operating expenses. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, with early adoption permitted, and will be applied retrospectively. The Company does not expect that the adoption of this new standard will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. This ASU requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The ASU also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this new standard will have on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation. The new standard modified several aspects of the accounting and reporting for employee share- based payments and related tax accounting impacts, including the presentation in the statements of operations and cash flows of certain tax benefits or deficiencies and employee tax withholdings, as well as the accounting for award forfeitures over the vesting period. The new standard was effective for the Company on April 1, 2017. The Company does not believe that the adoption of this new standard will have a material effect on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This guidance will supersede Topic 605, Revenue Recognition, in addition to other industry-specific guidance, once effective. The new standard requires a company to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, as a revision to ASU 2014-09, which revised the effective date to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted but not prior to periods beginning after December 15, 2016 (i.e., the original adoption date per ASU 2014-09). In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which clarifies certain aspects of the principal- versus-agent guidance, including how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. The amendments also reframe the indicators to focus on evidence that an entity is acting as a principal rather than as an agent. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether it recognizes revenue over time or at a point in time. The amendments also clarify when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allow entities to disregard items that are immaterial in the context of a contract. The Company continues to assess the impact this new standard may have on its ongoing financial reporting. The Company has identified its revenue streams both by contract and product type and is assessing each for potential impacts. For the revenue streams assessed, the Company does not anticipate a material impact in the timing or amount of revenue recognized.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles-Goodwill and Other, which simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. Instead, if “the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.” The guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this new standard will have on its Consolidated Financial Statements.

All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

Intangible Assets

In October 2014, the Company acquired a patent that is being amortized over its useful life of fifteen years in accordance with ASC 350, “Intangibles - Goodwill and Other”. The Company purchased the patent through a cash payment of $25,000. Additionally, the Company capitalized patent fees of $26,528. The Company’s balance of intangible assets on the condensed consolidated balance sheet net of accumulated amortizations $0 and $38,740.00 as of March 31, 2019 and March 31, 2018, respectively. Amortization expense related to the intangible assetswas$4,406.00 and $4,406.00, respectively for the years ended March 31, 2019 and 2018, respectively .For the year ended March 31, 2019 ,all patents were impaired and written off due to changes in accounting principles.$34,334 were written off to Patent impairment expenses.

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

Note 4 - Related Party Balances and Transactions

During 2014, a former stockholder provided funds to the Company evidenced by 8% uncollateralized notes payable due September 30, 2014. As of March 31, 2019 and March 31, 2018, the Company had $59,558 and $59,558, respectively of these notes payable which are in default. The Company is in current negotiations to extend the maturity of these notes for an additional 2 years. Interest expense for the years ended March 31, 2019 and 2018, were $ 4,765 and $ 4,765, respectively.

During the years March 31, 2019 and 2018 consulting fees were paid to Majorca Group, Ltd in the amounts of $ 0 and $ 21,776 respectively.

Kannabidioid, Inc had related party revenue from Earth Science Tech Inc in the amount of $540 for the year ended March 31, 2019.

Note 5 – Stockholders’ Equity

During the years ended March 31, 2019 and 2018, the Company issued 5,180,903 and 3,096,698 common shares for cash of $1,564,194 and $965,992 respectively.

During the years ended March 31, 2019 and 2018, the Company issued 75,000 and 533,010 common shares for services at a fair value of $57,420 and $447,542 respectively.

During the years ended March 31, 2019 and 2018, the Company issued 494,500 and 233,000 common shares with a fair value of $424,054 and $170,775, respectively to officers as compensation. During the year ended March 31, 2019, the Company issued 30,600 common shares at a fair value of $24,083 to employees.

Note 6 - Commitments and Contingencies

Legal Proceedings

On January 11, 2019, the Company received notice that Strongbow Advisors, Inc., and Robert Stevens had been appointed by the Nevada District Court, as Receiver for the Registrant in Case No. A-18-784952-C.

The company sought the appointment of the Receiver after it found itself in an imminent danger of insolvency following the issuance by an arbitration panel of an award in the sum of $3,994,522.5 million in favor of Cromogen Biotechnology Corporation in the matter entitled Cromogen Biotechnology Corporation vs. Earth Science Tech, Inc.

The Award consisted a sum for breach of contract against the Company in the amount of $120,265, a sum for costs and fees against the Company in the amount of $111,057 and a sum for the claim of tortuous interference and conversion against the Company in the amount of $3,763,200. The District Court in Florida had confirmed the Award granted by the arbitration panel, denying however, the award of fees that the arbitration panel had granted Cromogen. (although argument has been made that only the breach of contract portion of damages should be accrued to an amount of $231,323), the Company elected not to modify the reserve previously established as “accrued settlement” until the matter is either resolved on appeal or by the receiver.

The Cromogen Litigation is now on appeal and the Company is optimistic about its prospects on appeal. Nevertheless, the outcome remains speculative and so notwithstanding its prospects for success on appeal, and faced with such a large judgment and the imminent danger of insolvency, the Company determined that it was in the best interest of its shareholders and creditors to seek protection under receivership and the appointment of a receiver. As of the date of this prospectus, the Company remains in imminent danger of insolvency as the outcome of the Cromogen Litigation remains speculative.

As part of the impact of the receivership, the Court issued a Writ of Injunction or “Blanket Stay” covering the Company and its assets during the time that the Company is in receivership. As a result of the “Blanket Stay” the Company’s estate is protected from creditors and interference with its administration is prevented while the Company’s financial issues are being fully analyzed and resolved. As part of this process, creditors will be notified and required to provide claims in writing under oath on or before the deadline stated in the notice provided by the Receiver or those claims will be barred under NRS §78.675. The Blanket Stay will remain in place unless otherwise waived by the Receiver, or it is vacated by the Court or alternatively, lifted by the Court, upon a “motion to lift stay” duly made and approved by the Nevada District Court.

The appointment of the Receiver was approved unanimously by the Board and by a majority of the Company’s shareholders. Strongbow and Stevens were selected because of their reputation in helping (i) companies restructure and (ii) to execute on their business plans, albeit under a debt and capital structure that allows them to succeed. Stevens and Strongbow assist companies by helping them raise the capital needed not only to pay debts, but build and grow their businesses. The Receiver, however, is an agent of the court, and will be independent and neutral in managing the Company’s operations and trying to preserve the Company’s value for the creditors and shareholders.

There are a number of possible outcomes to the receivership, including settlement and payment to creditors, reorganization, or liquidation. The intent of the Receiver is to reorganize the Company, pay or settle the Company’s debts and emerge from receivership. If the Receiver is not successful in mitigating the Company’s liabilities, the Company’s results could be materially adversely impacted and the Company may be forced to liquidate its business.

Employment Agreement

The Company is a party to an employment agreement with its chief operations officer through October 9, 2016. The terms of the agreement requires the Company to pay its chief operations officer a monthly salary of $6,000 and 50,000 fully vested shares of the Company’s common stock at the end of each quarter. This agreement is cancelable by either party giving thirty days’ notice.

Consulting Agreement

Effective May 1, 2015, the Company entered into a Product Development and Marketing Agreement with Majorca Group, Inc. (“Developer”) a principal stockholder for cash compensation equal to 15% of certain net sales. Under the Agreement, the Company engaged Majorca to assist with the development and marketing of new product lines and to effect introductions of business prospects to the Company. This Agreement shall terminate on the 30th day of April, 2018 and is renewable for a second term of three years at the option of the Developer by 60-day notice to the Company prior to the expiration of the first term. There have been no commissions paid during the periods pursuant to this agreement.

During the year ended March 31, 2019, 275,000 shares of common stock were duplicated and issued in error by transfer agent Island Stock Transfer and have not been cancelled yet but were recorded at par value.

During the year ended March 31, 2019 Additional Paid-in-Capital was increased by $58,916 for BCF intrinsic value of Convertible Note 1-GHS.

Commitments and Contingencies

Legal Proceedings

Cromongen Biotechnology Corporation vs. Earth Science Tech, Inc. The Company is engaged in a legal controversy with a former supplier, Cromogen Biotechnology Corporation (“Cromogen”). The controversy is a matter involving a distribution agreement and the alleged actions outside of the distribution agreement by prior management. The Company claimed that Cromogen did not perform in accordance with its contract to supply high quality hemp oil to the Company on a consistent and timely manner. In accordance with the arbitration clause stipulated to in the distribution agreement, the parties agreed to arbitrate any cotraversy arising out of the distribution agreement. Notwithstanding the fact that their agreement to arbitrate was limited to disputes arising out of the agreement, Cromogen counterclaimed damages from lost business due to prior managements’ failure to forward samples of CBD oil to another potential customer of Cromogen’s, something that had not been covered by the distribution agreement. In the arbitration proceeding, the Company filed a counterclaim and affirmative defenses to Cromogen’s claims for damages. The Company also filed a legal action in the courts of Florida against Cromogen, its principals and related companies, wherein fraud is alleged in connection with Cromogen’s representations regarding the formulation and quality of the hemp oil supplied. The legal action in the Florida courts has been stayed by court order.

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

Note 7 - Balance Sheet and Income Statement Footnotes

Accounts receivable represent normal trade obligations from customers that are subject to normal trade collection terms, without discounts or rebates. If collection is expected in one year or less they are classified as current assets. If not, they are presented as non-current assets. Notwithstanding, these collections, the Company periodically evaluates the collectability of accounts receivable and considers the need to establish an allowance for doubtful debts based upon historical collection experience and specifically identifiable information about its customers. As of March 31, 2019 and 2018, the Company had allowances of $128,420 and $111,301 respectively. The Company used an allowance of 40% of receivables over 90 days to charge bad debt expense.

Prepaid expenses and other current assets for $33,751 for the year ended March 31, 2019 represent mainly $32,955 in prepaid expenses for accounts payable invoices from Nutrition Formulators, Inc. dated 2/25/19 and 3/4/19 for inventory not yet delivered.

Accounts payable are obligations to pay for goods and services that have been acquired in the ordinary course of business from suppliers. Accounts payable are classified as current liabilities if payment is due within one year or less (or in the normal operating cycle of the business if longer). If not, they are presented as non-current liabilities

Accrued expenses of $85,440 as of March 31, 2019 represent $25,440 of accrued interest on notes payable and accrued payroll for Michael Aube for $60,000.

Promissory Note-GHS was initiated 2/28/19 for $30,000. Interest on the unpaid balance will accrue at the rate of 8% per annum, calculated on the basis 365-day year and actual days elapsed until the entire outstanding balance and all interest ff accrued thereon has been repaid in full. Full payment on this Note will be due and payable on or before November 28, 2019.

Convertible Note 1-GHS issued 2/13/19 for cash received $103,000, face amount $113,300 will accrue at a rate of 10% on a 360-day year. Maturity date is November 13,2019.

Marketing expenses were $ 242,719 and $332,986 for March 31, 2019 and 2018 respectively.

General and administrative expenses were $514,467 and $653,242 for March 31, 2019 and 2018 respectively. For the period March 31, 2019, the majority comprised of consulting fees in the amount of $188,889, employee compensation of $74,322 and accounting and audit fees of $77,396. The remainder, $173,860 was for rent, event expenses and other expenses.

Professional fees were $172,127 and $106,289 for years ended March 31, 2019 and 2018, respectively. The bulk of these expenses were paid to transfer agent for issuance of stock for $16,187, Strongbow Advisors for $73,547, GHS for $30,000 and OTC Markets for $16,000 for the year ended March 31, 2019.

Research and development were $338,856 and $150,451 for years ending March 31, 2019 and 2018.These expenses were for further development of medical device.

Interest expense was $75,632 and $4,765 for years ended March 31, 2019 and 2018, $70,664 was for Convertible Note 1-GHS.

Note 8-Subsequent Events

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

ITEM 9A. CONTORLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS & PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

● Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

● Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

● Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 1992 (“COSO”) in Internal Control-Integrated Framework. The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2019 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Each of the following is deemed a material weakness in our internal control over financial reporting:

● Limited or no segregation of duties and lack of multiple levels of supervision and review.

● No independent directors.

● Ineffective controls over financial reporting.

● Lack of controls over authorization related party transactions.

Management believes that the material weaknesses set forth in the four items above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate the following series of measures once we have the financial resources to do so:

We expect to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to an audit committee resulting in a fully functioning audit committee, which will undertake the oversight in the establishment and monitoring of required internal controls and procedures, such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of outside directors to a fully functioning audit committee, would remedy the lack of a functioning audit committee.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Item 9B. Other Information

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Item 10. Directors, Executive Officers and Corporate Governance.

The Company does not, at present, have any employees other than the current officers and directors. We have not entered into any employment agreements, as we currently do not have any employees other than the current officers and directors.

Directors and Executive Officers

Name	Principal Occupation	Age	Director or Officer Since
Nickolas S. Tabraue	President, Secretary Director, Chairman of the Board	31	2015
Steve Warm	Director and Chief Legal Counsel	76	2017
Gagan Hunter	Chief Operating Officer and Director	60	2018
Dr. Michel Aube	Chief Executive Officer and Chief Science Officer	50	2016
Wendell Hecker	Chief Financial Officer	63	2018
Sergio Castillo	Chief Marketing Officer	35	2017
David Barbash	Chief Sales Officer	53	2019
Robert Stevens	Court Appointed Receiver	53	2019

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

Officer and Director Background:

Nickolas S. Tabraue - President, Director, & Chairman

Mr. Tabraue is an industry veteran having 13 years of professional experience in the nutraceutical, dietary supplement field, as well as retail corporate management. Mr. Tabraue is well versed in his knowledge of supplements, retail management, and customer service. His experience began at The Vitamin Shoppe in 2006 where he started in sales, product placement and customer service leading to his position as a manager of four different locations in 2012. One of these stores was the Company’s highest volume and another included the restructuring of a non-performing high volume store, achieving high operating levels in operations, service, inventory compliance, and sales. In 2012 he left The Vitamin Shoppe to manage Nutrition Empire, Inc. and was brought on with Earth Science Tech, Inc. when it acquired Nutrition Empire in 2015. In evaluating Mr. Tabraue’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his experience in the nutraceutical, dietary supplement field, as well as retail corporate management and customer service.

Robert Stevens - Appointed Receiver

Mr. Stevens has more than 30 years of experience in the securities and finance industries. Mr. Stevens is president of Somerset Capital Ltd (“Somerset”) which he founded in 2001 and he serves as president and managing director. Somerset is a private capital firm that employs industry-specific skillsets to make strategic investments in distressed and turnaround situations as well as merger and direct investments in private and pre-public companies. Mr. Stevens is also president of Strongbow Advisors, Inc., which provides turnaround and receiver advisory as well as consulting services. Mr. Stevens also serves as a court - appointed receiver. Mr. Stevens was also Managing Director of Technology Partners, a private equity and M&A firm from 2006 to 2013. Mr. Stevens is currently an independent director for from Social Enterprises (OTCQB: GRMM) where he serves as chair of the audit committee, and has also served on the board of AppTech Corp (OTC: APCX) from July 2016 to March of 2017.

Steve Warm, Esq. - Director & Chief Legal Counsel

Mr. Warm was born in New York City and grew up in Northern New Jersey. He is a graduate of Dickinson University (Teaneck, N.J.) and Rutgers University Law School (Newark, N.J.). Mr. Warm finished law school at the age of 21 and sat for the New Jersey Bar only a few weeks after his 22nd birthday. (He is believed to be the youngest person to have been admitted to practice in New Jersey once a law school degree became a prerequisite). After practicing in Ramsey, New Jersey, Burlington, New Jersey., Willingboro, New Jersey and Medford, New Jersey, Mr. Warm became a member of the Florida Bar, practicing exclusively in Boca Raton for 25 years. In 1986, he joined his three sons in Gainesville, Florida, where he presently maintains his primary office, although he still has and uses facilities in Boca for specific clients. Mr. Warm has experience in diverse areas of the law over a lengthy span of years. He has done tax work, corporate representation, entrepreneurial support, litigation, and family law, contractual issues of all kinds, personal injury matters, estate planning/probate and many other things. Mr. Warm has successfully represented any number of companies, large and small, domestic and foreign, public and private. He was instrumental in obtaining the seminal Federal Court ruling which paved the way for the expansion of national banks. In evaluating Mr. Warm’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his experience in various areas of the law and successful representation of companies, large and small, domestic and foreign, public and private.

Dr. Michel Aube - CEO & Chief Science Officer (CSO)

Dr. Aubé has wide-ranging expertise in the life sciences. As a microbiologist he furthered his graduate studies at Laval University, earning a Master’s degree in Cell Biology and Molecular Physiology as well as a PhD in Physiology-Endocrinology. Prior to joining Earth Science from 2008-2010 he served as a Post-doc Researcher in Immunology at the University of Montreal where he was responsible for the development of a therapeutic vaccine to treat AIDS based on ex-vivo maturation of dndritic cells from patients. Thereafter, in 2010, he was a post-doc researcher conducting fundamental research to understand the role of the genes implicated in the maturation of T cells, and in 2012 his research was focused on understanding the mechanism of action of a new drug that improves the graft versus host disease in patients that received hematopoietic stem cell transplants. Following his post-doc research at the University of Montreal in 2013 he founded BOE, ITS with the objective of developing the company’s MSN-2 medical device for the treatment of Sexually Transmitted Infections. In addition, he created and taught three postdoctoral courses in Immunology. His scientific research in Sexually Transmitted Infections (STIs), Cancer and Stem Cell biology has been published in several prestigious medical journals. Dr. Aubé has received a number of Awards for Excellence from the Network for environmental health research and childhood diseases.

Wendell Hecker - CFO

Mr. Hecker earned a Bachelor of Science in Accounting from New York University. Having spent more than 30 years at large corporations in New York and Florida, he brings to Earth Science Tech, extensive accounting experience. Prior to joining Earth Science Mr. Hecker was the Controller for Ampco Electric, Inc. where he was in charge of all accounting operations. Before joining Ampco in 2014 he was self-employed as an accountant serving a variety of clients and meeting their accounting needs and prior to starting his own accounting practice from 2007 through 2010 he served as the controller of Seaview Research Inc., Hecker will ensure that the Company’s accounting follows best practices, keeps up-to-date, and increases transparency with investors as sales continue to increase.

Sergio Castillo - Chief Marketing Officer (CMO)

Mr. Castillo joined the Company as its Chief Marketing Officer in January 2017. He moved to Miami when he was only 16, is a current marketing consultant for few firms including Cloud Accounting, La Familia Media, Fresh Press Miami, Goodlife Miami, as well as Abdon Entertainment. He started his first company in 2008 called “Goodlife Miami, LLC”. In 2010, his second company was started named Fresh Press, LLC. His third company, which he still owns and operates, was founded in 2012, called La Familia Media, LLC. As the time passed, he has learned what is necessary to run the marketing plans for many successful companies, and he is taking his expertise into the field of industrial based hemp and hemp products. At each of his companies and currently with Earth Science, Mr. Castillo handles graphics, web design, and marketing. As the CMO of Earth Science Tech, Inc he is in a position to bring his experience to the new and fast moving industry that is developing around hemp and hemp products.

David Barbash - Chief Sales Officer (CSO)

Brings in 20 years of natural products industry experience in both the U.S. and U.K. markets having worked with niche forward thinking companies at the time like, Health From The Sun/Arkopharma, Pure Essence Labs, and Harmonic Innerprizes. Mr. Barbash is highly skilled in strategic sales planning, team development, analytic reasoning, business development, new product launch, market analysis, training design and development, and brings international experience to the Company

Gagan Hunter - Director & COO

Mr. Hunter a graduate from Oaksterdam University, America’s first primer cannabis college, University of Pittsburgh, and post graduate studies at the Temple University, Gagan Hunter is a holistic health specialist, cannabis & cannabinoid (CBD) educator. Mr. Hunter has 20 years of natural products industry experience in sales, marketing, and management, and 20 years teaching nutrition. Prior to joining Earth Science Mr. Hunter worked for Mother Earth’s County, representing over 250 manufacturers of natural products and supplements to retailers such as Whole Foods, Earth Fare and Sprouts, throughout North and South Carolina Georgia and Tennessee. He was responsible for product placement, product training, consumer education, demonstrations and merchandising. He was also responsible for staff training, purchasing, customer service, budgets, sales reporting, conducting sales meetings, setting sales goals, tracking store inventories and financial management throughout his 16 years at Mother Earth’s Bounty. His skills obtained through his 20 years in the industry are staff training, purchasing, customer service, inventory control, and financial management. In evaluating Mr. Hunter’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his experience in product placement, product training, consumer education, demonstrations and merchandising.

Committees of The Board of Directors

The Company is managed under the direction of its board of directors.

The Company does not have an executive committee, at this time.

The Company does not have an audit committee at this time.

Officer’s and Director’s Involvement in Legal Proceedings

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to officers and board members during the fiscal years ended March 31, 2019 and 2018. The table sets forth this information for Earth Science Tech, Inc. including salary, bonus, and certain other compensation to the Board members and named executive officers for the past three fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Nickolas S. Tabraue,	2019	104,000	—	172,000	(1)	—	—	276,00.00
President, Secretary & Director	2018	102,500	—	138,000	(2)	—	—	240,500.00

Dr. Michel Aube,	2019	48,000	—	172,000	(1)	—	—	220,000.00
Chief Executive Officer	2018	72,000.15	—	228,000	(3)	—	—	300,000.15

Wendell Hecker	2019	30,500.05	—	34,400	(4)	—	—	64,900.05
Chief Financial Officer	2018	4,615.40	—	7,100	(5)	—	—	11,715.40

Jill Buzan	2019	53,795.37	—	7,413	(6)	—	—	61,208.37
Chief Sales Officer	2018	7,936.87	—	1,775	(7)	—	—	9,711.87

Gagan Hunter	2019	69,923.05	—	34,400	(4)	—	—	104,323.05
Chief Operating Officer	2018	2,076.92	—	7,100	(4)	—	—	9,176.92

(1)	During the fiscal year ended March 31, 2019, as compensation for services rendered, was issued: (i) 50,000 shares of common stock, at a price of $0.80 per share; (ii) 50,000 shares of common stock, at a price of $1.26 per share; (iii) 50,000 shares of common stock, at a price of $0.79 per share; and (iv) 50,000 shares of common stock, at a price of $0.59 per share.
(2)	During the fiscal year ended March 31, 2018, as compensation for services rendered, was issued: (i) 50,000 shares of common stock, at a price of $0.80 per share; (ii) 50,000 shares of common stock, at a price of $0.54 per share; and (iii) 50,000 shares of common stock, at a price of $1.42 per share.
(3)	During the fiscal year ended March 31, 2018, as compensation for services rendered, was issued: (i) 100,000 shares of common stock, at a price of $0.90 per share; (ii) 50,000 shares of common stock, at a price of $0.80 per share; (iii) 50,000 shares of common stock, at a price of $0.54 per share; and (iv) 50,000 shares of common stock, at a price of $1.42 per share.
(4)	During the fiscal year ended March 31, 2019, as compensation for services rendered, was issued: (i) 10,000 shares of common stock, at a price of $0.80 per share; (ii) 10,000 shares of common stock, at a price of $1.26 per share; (iii) 10,000 shares of common stock, at a price of $0.79 per share; and (iv) 10,000 shares of common stock, at a price of $0.59 per share.
(5)	During the fiscal year ended March 31, 2018, as compensation for services rendered, was issued 10,000 shares of common stock, at a price of $0.71 per share.
(6)	During the fiscal year ended March 31, 2019, as compensation for services rendered, was issued: (i) 400 shares of common stock, at a price of $0.72 per share; (ii) 2,500 shares of common stock, at a price of $1.26 per share; (iii) 2,500 shares of common stock, at a price of $0.79 per share; and (iv) 2,500 shares of common stock, at a price of $0.80 per share.
(7)	During the fiscal year ended March 31, 2018, as compensation for services rendered, was issued 2,500 shares of common stock, at a price of $0.71 per share.

EMPLOYMENT AGREEMENTS

Nickolas S. Tabraue started in 2015 at a base salary of $5,000 per month and 50,000 shares granted per quarter. This was changed to $6,000 per month in the first quarter of 2016 and then to $7,000 in the fourth quarter of 2016 and finally to $4,000 every two weeks in the second quarter of 2017. On March 19, 2018 the Company entered into an Employment Agreement with Mr. Tabraue (the “Tabraue Employment Agreement”) for a term of 1 year, renewable upon mutual agreement of both parties for an additional 1 year term. The Tabraue Employment Agreement provides that Mr. Tabraue receive a $8,666.00 monthly salary and 50,000 shares each fiscal quarter. The Tabraue Employment Agreement may be terminated with or without cause, pursuant to the terms therein.

Wendell Hecker and the Company entered into an employment agreement on February 1, 2018 (the “Hecker Employment Agreement”). The Hecker Employment Agreement provides that Mr. Hecker is to receive a salary of $2,500 per month and 10,000 shares of restricted common stock per quarter. The term of the Hecker Employment Agreement is 1 year, renewable upon mutual agreement of both parties for an additional 1 year term. The Hecker Employment Agreement may be terminated with or without cause, pursuant to the terms therein.

Sergio Castillo and the Company entered into an employment agreement on January 24, 2017 (the “Castillo Employment Agreement”). The Castillo Employment Agreement provides that Mr. Hecker is to receive a salary of $750 per month. The term of the Hecker Employment Agreement is 6 months, renewable upon mutual agreement of both parties for an additional 6 month term. The Castillo Employment Agreement is still in effect. The Castillo Employment Agreement may be terminated with or without cause, pursuant to the terms therein.

Gagan Hunter and the Company entered into an employment agreement on March 20, 2018 (the “Hunter Employment Agreement”). The Hunter Employment Agreement provides that Mr. Hunter received a $4,500 per month salary which was subsequently increased to $6,000 per month in the second quarter of 2018. Additionally, he receives 10,000 shares of restricted common stock per quarter. The term of the Hunter Employment Agreement is 1 year, renewable upon mutual agreement of both parties for an additional 1 year term. The Hunter Employment Agreement may be terminated with or without cause, pursuant to the terms therein.

Dr. Michel Aube started in August 2016 at a base salary of $6,000 per month and 50,000 shares of restricted common stock granted per quarter.

David Barbash and the Company entered into an employment agreement on January 1, 2019 (the “Barbash Employment Agreement”). The Barbash Employment Agreement provides that Mr. Barbash is to receive a salary of $4,000 per month, 12.5% commission from all his sales, plus 5% commission from all sales through representatives managed by Mr. Barbash, along with 5,000 shares of the common stock per quarter. Mr. Barbash has a three month probation period and based on his performance the company may decide to keep and relinquish Mr. Barbash.

The compensation that is listed in the table above does not necessarily correspond directly to the officers’ employment agreements for a number of reasons. For example, Dr. Aube’s compensation does not show a full $72,000 in 2017 because payment didn’t actually begin until part way through the year. In other cases such as Gabriel Aviles, he was not an officer until later, after joining the Company so there may have been compensation re received in his position as a sales person that had been paid to him. In other cases there may be increases in salary that have not been formally reflected by amending employment agreements, rather the board of directors or the President, in the case of officers who report directly to the President, may have increased salaries during the year due to outstanding performance and increased work load. The table above reflects what these officers and directors have actually received for their service as officers and directors during the applicable time period and both the Company and the officers and directors have agreed to the amount of compensation paid.

Mr. Barbash entered into an employment agreement with the Company for a term of one (1) year and is renewable for a period of one (1) additional year upon mutual agreement by the parties. Mr. Barbash’s compensation for the term is four thousand dollars (US$4,000) per month together with commission from all sales through the Chief Sales Officer of twelve and one half percent (12%) as well as five percent (5%) percent commission from all sales through the representatives under him per month, to commence on the date of this agreement during the first three months. After the first three months he will be entitled to receive a monthly base of five thousand dollars (US$5,000.00) per month in addition to the forgoing commission structure. The frequency of monthly payments and paid commissions shall be paid on the 15th (fifteen) of each month. In addition, the Chief Sales Officer will be entitled to 5,000 shares each fiscal quarter. Moreover, the board of directors of the company (majority vote) may from time to time, based on the Chief Sales Officer’s performance, compensate the executive in additional forms of cash and or stock bonus, in their discretion. Additionally, all preapproved business travel expenses will be paid by the Company: (e.g. airfare, hotel, car rental, meals, tolls, taxi fares if necessary or train or ferry fare, cell phone, email, copies and approved pertinent office supplies.)

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the Company. Such payments are set forth above in the section entitled “Employment Agreements.”

None of our executive officers or directors received, nor do we have any arrangements to pay out, any bonus, stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation.

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

OTHER

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

The information below is based on the number of shares of the Company’s common stock that we believe was beneficially owned by each person or entity as of June 25, 2019.

Beneficial Owner	Common Stock	Series A Preferred Stock	Number of Shares Beneficially Owned	Percent
5% Stockholders:
Majorca Group, Ltd.	24,520,000	5,200,000	29,720,000	56.978%
Great Lakes Holdings Group, Inc.	6,700,000		6,700,000	12.844%
Named Executive Officers and Directors:
Michel Aube - Chief Executive Officer and Chief Science Officer	518,500		518,500	0.994%
Nickolas S. Tabraue – President, Secretary and Director (former Chief Operating Officer)	900,000		900,000	1.725%
Steven Warm, Chief Counsel and Director	14,500		14,500	0.027%
Wendell Hecker, Chief Financial Officer	50,000		50,000	0.096%
Sergio Castillo, Chief Marketing Officer	0		0	0
David Barbash, Chief Sales Officer	7,000		7,000	0.013%
Gagan Hunter, Chief Operating Officer	50,000		50,000	0.096%
All executive officers and directors as a group (8 persons)			1,540,000	2.951%

*The Address for the above individuals is c/o 8000 NW 31st Street Unit 19, Doral, FL 33122.

(1) Based on 52,160,400 common shares outstanding as of June 25, 2019.

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

There were no grants of stock options since inception to March 31, 2019. We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2014, a former stockholder provided funds to the Company evidenced by 8% uncollateralized notes payable due September 30, 2014. As of March 31, 2019, and March 31, 2018, the Company had $59,558 and $59,558, respectively of these notes payable which are in default. The Company is in current negotiations to extend the maturity of these notes for an additional 2 years. Interest expense for the years ended March 31, 2019 and 2018, were $ 4,765 and $ 4,765, respectively.

During the years March 31, 2019 and 2018 consulting fees were paid to Majorca Group, Ltd in the amounts of $ 0 and $ 21,776 respectively.

Kannabidioid, Inc had related party revenue from Earth Science Tech Inc in the amount of $540 for the year ended March 31, 2019.

EQUITY ISSUANCES TO OFFICERS AND DIRECTORS

The President, Director, & Chairman of Earth Science Tech, Inc., Nickolas S. Tabraue, received 200,000 shares of the Company’s common stock during the year ended March 31, 2019.

The CEO & Chief Sales Officer, (CSO) of Earth Science Tech, Inc., Dr. Michel Aube, received 200,000 shares of the Company’s common stock during the year ended March 31, 2019.

The Director & COO of Earth Science Tech, Inc., Gagan Hunter, received 40,000 shares of the Company’s common stock during the year ended March 31, 2019.

The CFO of Earth Science Tech, Inc., Wendell Hecker, received 40,000 shares of the Company’s common stock during the year ended March 31, 2019.

The former Chief Sales Officer, (CSO) of Earth Science Tech, Inc., Jillian Buzan, received 10,400 shares of the Company’s common stock during the year ended March 31, 2019.

The Chief Sales Officer, (CSO) of Earth Science Tech, Inc., David Barbash, received 7,000 shares of the Company’s common stock during the year ended March 31, 2019.

Item 14. Principal Accounting Fees and Services.

During the fiscal year ended March 31, 2019 we incurred approximately $33,040.00 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended March 31, 2019. During the fiscal year ended March 31, 2019 we incurred approximately $38,427 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended March 31, 2019.

During the fiscal year ended March 31, 2019, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services. During the fiscal year ended March 31, 2019, we incurred professional services fees of $158.00 rendered by our principal independent account for tax services.

BF Borgers is the Company’s principal auditing accountant firm. The Company’s Board of Directors has considered whether the provisions of audit services are compatible with maintaining BF Borgers’s independence. The engagement of our independent registered public accounting firm was approved by our Board of Directors prior to the start of the audit of our consolidated financial statements for the year ended March 31, 2019.

The following table represents aggregate fees billed to the Company for the years ended March 31, 2019 and 2018.

PART IV

ITEM 15. EXHIBITS

The following exhibits are incorporated into this Form 10-K Annual Report:

		Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation	10-12(G)/A	1.1	08/13/2018

3.2	Amendment of Articles of Incorporation	10-12(G)/A	1.2	08/13/2018

3.3	Bylaws of Earth Science Tech, Inc.	10-12(G)/A	1.3	08/13/2018

4.1	Promissory Note issued by Earth Science Tech, Inc. in favor of GHS Investments LLC	8-K	4.1	03/06/2019

10.1	Earth Science Tech, Inc. 2015 Equity Incentive Plan and Agreement	10-12(G)/A	4.1	08/13/2018

10.2	Lease Agreement	10-12(G)/A	10.1	08/13/2018

10.3	CBDO Agreement 1	S-1/A	10.3	05/10/2019

10.4	CBDO Agreement 2	S-1/A	10.4	05/10/2019

10.5	TransBioTech Agreement	10-12(G)/A	10.4	08/13/2018

10.6	Tabraue Employment Agreement	10-12(G)/A	10.5	08/13/2018

10.7	Aube Employment Agreement	10-12(G)/A	10.6	08/13/2018

10.8	Hunter Employment Agreement	10-12(G)/A	10.7	08/13/2018

10.9	Hecker Employment Agreement	10-12(G)/A	10.8	08/13/2018

10.10	Castillo Employment Agreement	10-12(G)/A	10.9	08/13/2018

10.11	Buzan Employment Agreement	10-12(G)/A	10.10	08/13/2018

10.12	Avelies Employment Agreement	10-12(G)/A	10.11	08/13/2018

10.13	AATAC Agreement	10-12(G)/A	10.12	08/13/2018

10.14	Participation Agreement	8-K	10.1	09/19/2018

10.15	Services Agreement for Canna Inno Laboratories Inc. – French Version	8-K	10.1	10/18/2018

10.16	Services Agreement for Canna Inno Laboratories Inc. – English Translation	8-K	10.2	10/18/2018

10.17	David Barbash CSO Agreement	8-K	10.1	12/21/2018

10.18	Agreement between Registrant and Dermagate, Inc. dated December 16, 2018	8-K	10.1	12/21/2018

10.19	Engagement Letter with Fasken, Martinueau DuMoulin LLP	8-K	10.1	12/26/2018

10.20	Agreement between Registrant and Aaron Decker & Derrick West dated January 11, 2019	8-K	10.1	01/16/2019

10.21	Equity Financing Agreement dated February 28, 2019 by and between Earth Science Tech, Inc. and GHS Investments, LLC	8-K	10.1	03/06/2019

10.22	Registration Rights Agreement dated February 28, 2019 by and between Earth Science Tech, Inc. and GHS Investments, LLC	8-K	10.2	03/06/2019

10.23	Fortune Media Group Agreement				X

10.24	Procrea Mount Royal, Group Opmedic Inc. Agreement				X

10.25	Dermagate, Inc. Agreement				X

10.26	David Barbash Chief Sales Officer Agreement				X

10.27	Fasken, Martinueau DuMoulin LLP Agreement				X

10.28	Aaron Decker and Derrick West Kannabidioid Agreement				X

10.29	Strongbow Advisors, Inc and Robert Stevens Agreement				X

10.30	GHS Investments, LLC Promissory Note				X

10.31	GHS Investments, LLC Equity Finance Agreement				X

10.32	GHS Investments, LLC Registration Rights Agreement				X

21.1	List of Subsidiaries	S-1	21.1	05/10/2019

99.1	Patent Application – Cannabidiol Compositions Including Mixtures and Uses Thereof	10-12(G)/A	99.1	08/13/2018

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase				X

101.LAB	XBRL Taxonomy Extension Label Linkbase				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RECEIVER FOR EARTH SCIENCE TECH, INC. CASE NO. A-18-784952-C STRONGBOW ADVISORS, INC.

Dated: July 1, 2019	By:	/s/ Robert Stevens
Robert Stevens
	Its:	President

EARTH SCIENCE TECH, INC.

Dated: July 1, 2019	By:	/s/ Nickolas S. Tabraue
Nickolas S. Tabraue, under the supervision and direction of Robert Stevens and Strongbow Advisors, Inc., receiver for Earth Science Tech, Inc. Case No. A-18-784952-C
	Its:	President, Director, & Chairman

