Form 10-K/A
period 2019-03-31
Earth Science Tech, Inc.
filed 2019-07-08
CIK 1538495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of Common Stock, $0.001 par value, outstanding on July 5, 2019 was 52,160,400.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Earth Science Tech, Inc.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended March 31, 2019 (the “Form 10-K”), as filed with the United States Securities and Exchange Commission on July 1, 2019 in its entirety and is being filed solely for the purpose of revising the Company’s disclosures to: (i) remove outdated information from Item 1. Business, and Item 1A. Risk Factors; (ii) provide year ending information in Notes 2, 3, 4, 6 and 8 to Item 8. Financial Statements where the Company erroneously reported quarter ending information; (iii) provide notes to Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; and (iv) correct a scrivener’s error in Item 14. Principal Accounting Fees and Services.

No other changes have been made to the Form 10-K. This Amendment speaks as of the Original Filing Date and does not reflect events that may have occurred subsequent to the Original Filing Date.

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

ITEM 1. BUSINESS

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

Cannabis Therapeutics (“CTI”) is a wholly-owned subsidiary of ETST poised to take a leadership role in the development of new, leading-edge cannabinoid-based pharmaceutical and nutraceutical products. CTI is invested in research and development to explore and harness the medicinal power of cannabidiol. The company is focused on developing treatments for breast and ovarian cancers, as well as two generic CBD based pharmaceutical drugs.

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

A range of federal regulations govern our product development, manufacturing, distribution, sales and marketing, including the Dietary Supplement Health and Education Act of 1994 (the “DSHEA”). Under DSHEA, supplements are effectively regulated by the FDA for Good Manufacturing Practices under 21 CFR Part 111. DSHEA defines a “dietary supplement” as a product intended to supplement the diet that contains one or more of the following: (a) a vitamin; (b) a mineral; (c) an herb or other botanical; (d) an amino acid; (e) a dietary substance for use by man to supplement the diet by increasing the total dietary intake; or (f) a concentrate, metabolite, constituent, extract, or combination of any ingredient described in clause (a) through (e). Thus, the law permits a wide range of dietary ingredients in dietary supplements, including CBD which is an extract of a botanical (Cannabis sativa L. plant). CBD also falls under clause (e) as it is a dietary substance for use by man to supplement the diet by increasing the total dietary intake.

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

If we fail to protect our intellectual property, our business could be adversely affected:

Our viability will depend, in part, on our ability to develop and maintain the proprietary aspects of our products and brands to distinguish our products from our competitors’ products. We rely on trade secrets and confidentiality provisions to establish and protect our intellectual property. Any infringement or misappropriation of our intellectual property could damage its value and limit our ability to compete. We may have to engage in litigation to protect the rights to our intellectual property, which could result in significant litigation costs and require a significant amount of our time. Competitors may also harm our sales by designing products that mirror the capabilities of our products or technology without infringing on our intellectual property rights. If we do not obtain sufficient protection for our intellectual property, or if we are unable to effectively enforce our intellectual property rights, our competitiveness could be impaired, which would limit our growth and future revenue. We may also find it necessary to bring infringement or other actions against third parties to seek to protect our intellectual property rights. Litigation of this nature, even if successful, is often expensive and time-consuming to prosecute, and there can be no assurance that we will have the financial or other resources to enforce our rights or be able to enforce our rights, or prevent other parties from developing similar technology or designing around our intellectual property.

Our lack of sufficient patent and/or trademark or copyright protection and any unauthorized use of our proprietary information and technology may affect our business:

We currently rely on a combination of protections by contracts, including confidentiality and nondisclosure agreements, and common law rights, such as trade secrets, to protect our intellectual property. However, we cannot assure you that we will be able to adequately protect our technology or other intellectual property from misappropriation in the U.S. and abroad. This risk may be increased due to the lack of certain patent and/or copyright protection. Furthermore, patent applications that we file may not result in issuance of a patent, or, if a patent is issued, the patent may not be issued in a form that is advantageous to us. Despite our efforts to protect our intellectual property rights, others may independently develop similar products, duplicate our products or design around our patents and other rights. In addition, it is difficult to monitor compliance with, and enforce, our intellectual property rights on a worldwide basis in a cost-effective manner. In jurisdictions where foreign laws provide less intellectual property protection than afforded in the U.S., our technology or other intellectual property may be compromised, and our business could be materially adversely affected. If any of our proprietary rights are misappropriated or we are forced to defend our intellectual property rights, we will have to incur substantial costs. Such litigation could result in substantial costs and diversion of our resources, including diverting the time and effort of our senior management, and could disrupt our business, as well as have a material adverse effect on our business, prospects, financial condition and results of operations. We can provide no assurance that we will have the financial resources to oppose any actual or threatened infringement by any third party. Furthermore, any patent or copyrights that we may be granted may be held by a court to infringe on the intellectual property rights of others and subject us to the payment of damage awards.

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

Risks Related to Our Securities

Because we may issue additional shares of our common stock, investment in our company could be subject to substantial dilution:

Investors’ interests in our Company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 75,000,000 shares of common stock, $0.001 par value per share. As of March 31, 2019 there were 52,205,400 shares issued and outstanding and as of July 5, 2019 there were 52,160,400 shares of our common stock issued and outstanding. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will likely be diluted. Dilution is the difference between what investors pay for their stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our company’s common stock could seriously decline in value.

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

ITEM 2. PROPERTY AND EQUIPMENT

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

The following table sets forth the high and low bid quotations for our common stock as reported on the OTCQB for the periods indicated.

Fiscal 2018	Low	High
First Quarter – reported June 30, 2017	$0.61	$1.75
Second Quarter – reported September 30, 2017	$0.53	$0.923
Third Quarter – reported December 31, 2017	$0.722	$1.50
Fourth Quarter – reported March 31, 2018	$0.56	$1.62

Fiscal 2019	Low	High
First Quarter – reported June 30, 2018	$0.421	$0.96
Second Quarter – reported September 30, 2018	$0.45	$1.64
Third Quarter – reported December 31, 2018	$0.525	$2.45
Fourth Quarter – reported March 31, 2019	$0.55	$0.929

Fiscal 2020	Low	High
First Quarter – reported June 30, 2019	$0.301	$0.9499

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

During the twelve months ended March 31, 2019, the Company issued 5,780,193 shares of its common stock for $2,069,752.00, in transactions that were exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) and/or Rule 506 promulgate under Regulation D. No gain or loss was recognized on the issuances. On April 2, 2018 the Company issued 10,000 shares to an investor at a price of $0.45 per share. On April 4, 2018 the Company 100,000 shares to an investor at a price of $0.30 per share. On April 9, 2018 the Company issued 5,000 shares to an individual for marketing services valued at $0.70 per share. On April 10, 2018 the Company issued 20,000 shares to an investor at a price of $0.30 per share. On April 16, 2018 the Company issued 25,000 and 50,000 shares to two investors at $0.30 per share. On April 17, 2018 the Company issued 100,000 shares to an investor at $0.30 per share. On April 19, 2018 the Company issued 25,000 shares to an investor at a price of $0.30 per share. On April 24, 2018 the Company issued the Company issued 10,000 shares to an investor at a price of $0.40 per share. On April 24, 2018 the Company issued 45,000 shares to an investor at a price of $0.30 per share. On April 26, 2018 the Company issued 15,000 shares to an investor at a price of $0.40 per share. On April 30, 2018 the Company issued 50,000 share to an investor at a price of $0.30 per share. On April 30, 2018 the Company issued 200 and 400 shares to two individuals as compensation for their sales efforts for the Company’s products at a price of $0.72 per share. On May 1, 2018 the Company issued 100,000 shares to an investor at a price of $0.30 per share. On May 1, 2018 the Company issued 25,000 shares for marketing services valued at $0.79 per share. On May 2, 2018 the Company issued 50,000 shares to an investor at $0.30 per share. On May 7, 2018 the Company issued 50,000 and 12,500 shares to two investors at $0.30 and $0.40 per share respectively. On May 10, 2018 the Company issued 100,000 shares to each of two investors at a price of $0.30 per share each. On May 13, 2018 the Company issued 28,500 shares to an investor at $0.35 per share. On May 14, 2018 the Company issued 33,334 shares to each of two investors at a price of $0.30 per share each. On June 15, 2018 the Company issued 15,000 shares to an individual for marketing services valued at $0.64 per share. On June 21, 2018 the Company issued 30,000 shares to an investor at a price of $0.35 per share. On June 26, 2018 the Company issued 20,000 shares, 30,000 shares, 200,000 shares and 200,000 shares to four investors at $0.25 per share, $0.35 per share, $0.20 per share and $0.20 per share respectively. On June 28, 2018 the Company issued 32,000 and 14,500 shares to two investors at $0.25 per share and $0.35 per share respectively. On June 30, 2018 the Company issued 2,500 shares, 50,000 shares, 10,000 shares 5,000 shares, 50,000 shares, 5,000 shares and 5,000 shares to its officers and tor sales and marketing compensation to 9 individuals at $0.80 per share. On July 2, 2018 the Company issued 100,000 shares to an investor at a price of $0.25 per share. On July 3, 2018 the Company 40,000 shares to an investor at a price of $0.20 per share. On July 5, 2018 the Company issued 30,000 shares to an investor at a price of $0.25 per share. On July 5, 2018 the Company issued 100,000 shares to an investor at a price of $0.25 per share. On July 6, 2018 the Company issued 100,000 shares to an investor at $0.25 per share. On July 10, 2018 the Company issued 100,000 shares to an investor at $0.25 per share. On July 25, 2018 the Company issued 20,000 shares to an investor at a price of $0.25 per share. On July 31, 2018 the Company issued 5,000 shares, 5,000 shares, 5,000 shares, 5,000 shares for marketing compensation to 4 individuals at $0.74 per share. On August 3, 2018 the Company issued 100,000 shares to an investor at $0.25 per share. On August 21, 2018 the Company issued 20,000 shares to an investor at $0.30 per share. On August 21, 2018 the Company issued 40,000 shares to an investor at $0.25 per share. On August 22, 2018 the Company issued 200,000 shares to an investor at $0.25 per share. On August 24, 2018 the Company issued 40,000 shares and 32,258 shares to two investor at $0.25 per share. On August 31, 2018 the Company issued 100,000 shares to an investor at $0.25 per share. On September 3, 2018 the Company issued 100,000 shares to an investor at $0.25 per share. On September 5, 2018 the Company issued 100,000 shares and 100,000 shares to two investors at $0.25 per share. On September 6, 2018 the Company issued 40,000 shares to an investor at $0.25 per share. On September 7, 2018 the Company issued 20,000 shares to an investor at $0.25 per share. On September 12, 2018 the Company issued 40,000 shares to an investor at $0.25 per share. On September 14, 2018 the Company issued 10,000 shares to an investor at $0.25 per share. On September 14, 2018 the Company issued 40,000 shares to an investor at $0.25 per share. On September 17, 2018 the Company issued 100,000 shares to an investor at $0.25 per share. On September 18, 2018 the Company issued 50,000 shares to an investor at $0.50 per share. On September 19, 2018 the Company issued 100,000 shares to an investor at $0.25 per share. On September 21, 2018 the Company issued 20,000 shares and 100,000 shares to two investors at $0.50 per share. On September 24, 2018 the Company issued 4,000 shares to an investor at $0.60 per share. On September 24, 2018 the Company issued 10,000 shares to an investor at $0.50 per share. On September 26, 2018 the Company issued 30,000 shares to an investor at $0.50 per share. On September 27, 2018 the Company issued 20,000 shares and 100,000 shares to two investors at $0.50 per share. On September 28, 2018 the Company issued 7,000 shares to an investor at $0.50 per share. On September 28, 2018 the Company issued 20,000 shares to an investor at $0.40 per share. On September 30, 2018 the Company issued 2,500 shares, 50,000 shares, 10,000 shares, 50,000 shares, 10,000 shares to its officers 5 individuals at $1.26 per share. On October 1, 2018 the Company issued 25,000 shares to an investor at a price of $0.50 per share. On October 2, 2018 the Company issued 20,000 shares each to two investors at a price of $0.50 per share in blocks of 10,000 shares. On October 9, 2018 the Company issued 10,000 shares to an existing investor at a price of $0.75 per share. On October 15, 2018 the Company issued 6,000 shares to an investor at a price of $0.95 per share. On October 29, 2018 the Company issued 40,000 shares to an investor at a price of $0.50 per share. On November 5, 2018 the Company issued 100,000 shares to an investor at a price of $0.45 per share. On November 8, 2018 the Company issued 20,000 shares to an investor at a price of $0.50 per share. On November 30, 2018 the Company issued 10,000 shares to an investor at a price of $0.50 per share. On December 3, 2018 the Company issued 15,000 shares to an officer at a price of $0.90 per share. On December 5, 2018 the Company issued 75,000 shares to two investors at a price of $0.40 per share. On December 10, 2018 the Company issued 17,000 shares to an investor at a price of $0.30 per share. On December 11, 2018 the Company issued 16,667 shares, 34,000 shares, and 34,000 shares to 2 investors and an investor couple at a price of $0.30 per share. On December 13, 2018 the Company issued 35,000 shares to an existing investor at a price of $0.30 per share. On December17, 2018 the Company issued 35,000 shares and 100,000 shares to 2 investors at a price of $0.30 per share. On December 18, 2018 the Company issued 100,000 shares, 100,000 shares, 30,000 shares, 100,000 shares, and 20,000 shares to 5 existing investors at a price of $0.30 per share. On December 20, 2018 the Company issued 35,000 shares to an existing investor at a price of $0.30 per share. On December 31, 2018 the Company issued 2,500 shares, 50,000 shares, 10,000 shares, 50,000 shares, 10,000 shares to each of its 5 individual officers at $0.79 per share. On January 2, 2019 the Company issued 5,000 shares to a sales representative at $0.78 per share. On January 9, 2019 the Company issued 35,000 shares to an investor at $0.30 per share. On January 28, 2019 the Company issued 25,000 shares to an investor at $0.40 per share. On February 1, 2019 the Company issued 100,000 shares to an investor at $0.30 per share. On February 27, 2019 the Company issued 100,000 shares to an investor at $0.30 per share. On March 11, 2019 the Company issued 100,000 shares to an investor at $0.30 per share. On March 19, 2019 the Company issued 100,000 shares to an investor at $0.30 per share. On March 25, 2019 the Company issued 50,000 shares and 50,000 shares to two investors at $0.30 per share. On March 31, 2019 the Company issued 7,000 shares, 50,000 shares, 10,000 shares, 50,000 shares, 10,000 shares to each of its 5 individual officers at $0.59 per share.

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

PREFERRED STOCK

The Company initially Designated Ten Million (10,000,000) shares of Class A Preferred Stock, $0.001 par value, on June 6, 2014 by filing said designation with the Nevada Secretary of State (the “Preferred Stock”). The holders of shares of Preferred Stock are entitled to vote on all matters coming to a vote of the shareholders of the Company as a class. The Preferred Stock has the following rights and preferences (1) it ranks senior to all other classes of stock that may be designated after it; (2) a vote of the preferred shareholders is required prior to the increase of authorized stock or the designation of a class or series of preferred stock that would be senior to the Preferred Stock; (3) holders are not entitled to dividends; (4) the holders are entitled to anti-dilution rights such that additional shares shall be granted to the extent necessary to allow the holders of the Preferred stock to maintain their voting control; (5) the shares of Preferred Stock are convertible into shares of the Company’s Common Stock on a one for one basis; (6) the holders of the Preferred Stock were entitled to ten (10) votes of common stock for each share held. On July 3, 2017 the voting preferences were changed by filing of an amendment to the Certificate of Designation with the Nevada Secretary of State such that as a class, the holders of the issued and outstanding shares of Preferred Stock are entitled to vote have the number of votes equal to 52% of the total number of common stock votes (including the common votes of the Class A Preferred stock. In addition, the authorized Class A Preferred Shares were decreased to Five Million Two Hundred Thousand (5,200,000) (the number issued and outstanding.) There are no shares of authorized undesignated preferred stock available for issuance.

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

Our R&D division is poised to take a leadership role in the development of new, leading-edge cannabinoid-based pharmaceutical and nutraceutical products. We have invested in research and development to explore and harness the medicinal power of CBD. The company is focused on developing treatments for breast and ovarian cancers, as well as two generic CBD based pharmaceutical drugs.

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

For the year ended March 31, 2019, the Company had a net loss from continuing operations of approximately $2,215,345 compared to a loss from continuing operations of approximately $1,713,639 for the year ended March 31, 2018. This increase in net loss is due largely to the ongoing legal fees related to the Cromogen litigation and R&D expenses.

General and administrative expenses represent bank charges, office expenses, rent and filing fees.

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

Research and development costs were totaled $338,856 for the twelve months ended March 31, 2019, an increase of $188,405 from $150,451. This increase is due to further developments of the HygeeTM medical device, new product development and marketing that helped achieve successful V4 batch launch in December and CBD chocolates anticipated to launch mid 2019. We expect that R&D will continue to be consistent with the twelve months ended March 31, 2019 and will increase as well for the foreseeable future. Notwithstanding this increase in R&D Dr. Aube has been successful in receiving grants from the Canadian government for further research. Separate disclosure was not material pursuant to ASC 730, Research and Development.

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

General and administrative expenses decreased from $653,242 for the year ended March 31, 2018, to $514,467 for the year ended March 31, 2019. The decrease can be attributed primarily to the Company working more efficiently with the addition to Wendell Hecker, CFO and Gagan Hunter, COO.

Research and development costs were $338,856 for the twelve months ended March 31, 2019, an increase of $188,405 from $150,451 during the twelve months ended March 31, 2018. This increase is due to further developments on the HygeeTM medical device, new product development and marketing that helped achieve successful V4 batch launch in December and CBD chocolates anticipated to launch mid 2019.

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

The Company had $98,109 in Accounts Payable for the period ended March 31, 2019, compared with $80,439 for the same period ended March 31, 2018. This increase is primarily due to the remaining balance for the V4 inventory along with all the previous accrued legal fees that are in a monthly payment plan till fully paid.

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

CASH FLOWS FROM INVESTING ACTIVITIES

During the years ended March 31, 2019 and March 31, 2018, the Company had no cash flows from investing activities.

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
July 8, 2019

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

Note 1 — Organization and Nature of Operations

Earth Science Tech, Inc. (“ETST” or the “Company”) was incorporated under the laws of the State of Nevada on April 23, 2010. ETST is a unique biotechnology company focused on cutting edge nutraceuticals and Bioceuticals designed to excel in industries such as health, wellness, nutrition, supplement, cosmetic and alternative medicine to improve illnesses and the quality of life for consumers worldwide. The Company sells its products through its retail store located in Coral Gables Florida and through the internet. ETST is currently focused on delivering nutritional and dietary supplements that help with treating symptoms such as: chronic pain, joint pain, inflammation, seizures, high blood pressure, memory loss, depression, weight management, nausea and aging. ETST products include vitamins, minerals, herbs, botanicals, personal care products, homeopathies, functional foods, and other products. These products are marketed in various formulations and delivery forms including capsules, tablets, soft gels, chewables, liquids, creams, sprays, powders, and whole herbs. During 2015, ETST entered into a license and distribution agreement to provide its Cannabidiol oil to retailers in the vaping industry.

Note 2 — Summary of Significant Accounting Policies

Basis of presentation

The Company’s accounting policies used in the presentation of the accompanying consolidated financial statements conform to accounting principles generally accepted in the United States of America (“US GAAP”) and have been consistently applied.

Principles of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiaries. The subsidiaries include Earth Science Tech Inc, Nutrition Empire Co. Ltd., Earth Science Vapor, and Earth Science Pharmaceutical Inc. and Kannabidioid Inc.

We operate through wholly-owned subsidiaries which provide products, marketing and distribution. As of December 2014, Nutrition Empire, Inc. was opened as a brick and mortar retail store that provides health, wellness, sports nutrition and dietary supplement products at competitive prices. In March 2015, the Company created Earth Science Tech Vapor One, Inc., a license and distribution company allowing us entry in the maturing marketplace of the vaping industry.In 8/22/2016 Earth Science Pharmaceuticals, Inc. was formed to acquire Beo Its, Inc. Our licensing relationship gives us the market mobility, allowing us to capture the emerging market offering our Cannabidiol oil to our retail partners as demand emerges.

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

Carrying value, recoverability and impairment of long-lived assets

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC’) 360 to evaluate its long-lived assets. The Company’s long-lived assets, which include property and equipment, and three patent applications are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

On June 4, 2019 the Company let its patents be abandoned based upon the advice of IP counsel. IP counsel indicated that only one patent application had a reasonable chance of being granted and based upon this advice the Company determined that it would discontinue this approach of using the patent process to protect product formulations in general and rather, revert to proprietary formulae and trade secrets to protect its intellectual property (unless it was clear from the beginning of the process that the formula was patentable. As a result, on June 4, 2019, the company wrote down or otherwise impaired approximately $27,000 in legal fees that had previously been attributed to its Patents and took a corresponding write-off to “impairment expense.”

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

Interest and penalties related to liabilities for uncertain tax positions will be charged to interest and operating expenses, respectively. The Company has net operating loss carry forwards (NOL) for income tax purposes of approximately $6,150,613. This loss is allowed to be offset against future income until the year 2039 when the NOL’s will expire. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the substantial losses incurred through March 31, 2019. The change in the valuation allowance for the years ended March 31, 2019 and 2018 was an increase of $0 and $0, respectively.

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

Intangible Assets

In October 2014, the Company acquired a patent that is being amortized over its useful life of fifteen years in accordance with ASC 350, “Intangibles - Goodwill and Other”. The Company purchased the patent through a cash payment of $25,000. Additionally, the Company capitalized patent fees of $26,528. The Company’s balance of intangible assets on the condensed consolidated balance sheet net of accumulated amortizations $0 and $38,740.00 as of March 31, 2019 and March 31, 2018, respectively. Amortization expense related to the intangible assets was $4,406.00 and $4,406.00, respectively for the years ended March 31, 2019 and 2018, respectively. For the year ended March 31, 2019, all patents were impaired and written off due to changes in accounting principles. $34,334 were written off to Patent impairment expenses.

Reclassification

Certain amounts from the prior period have been reclassified to conform to the current period presentation.

Note 3 — Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At March 31, 2019, the Company had negative working capital, an accumulated deficit of $27,713,552 and was in negotiations to extend the maturity date on notes payable that are in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Related Party Balances and Transactions

As of March 31, 2019, and 2018, the Company had $75,632 and $4,765 in interest expense respectively. The increase in interest expense is primarily due to the convertible note issued by 1-GHS on February 13, 2019.

During the years March 31, 2019 and 2018 consulting fees were paid to Majorca Group, Ltd in the amounts of $ 0 and $ 21,776 respectively.

Kannabidioid, Inc. had related party revenue from Earth Science Tech, Inc. in the amount of $540 for the year ended March 31, 2019.

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

Employment Agreement

The Company is a party to an employment agreement with its chief operations officer since October 9, 2016. The terms of the agreement require the Company to pay its chief operations officer a monthly salary of $6,000 and 50,000 fully vested shares of the Company’s common stock at the end of each quarter. This agreement is cancelable by either party giving thirty days’ notice.

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

During the year ended March 31, 2019 Additional Paid-in-Capital was increased by $58,916 for BCF intrinsic value of Convertible Note 1-GHS.

Lease Agreements

On August 14, 2017, the Company entered into an office lease covering its new Doral, Florida headquarters, with landlord Doral Flex. The Lease term is for 37 months commencing on September 1, 2017 and ending on September 30, 2020. The monthly rent, including sales tax is $1,990, $2,056 and $2,124 for the years ending 9/30/2018, 9/30/2019 and 9/30/2020, respectively. A deposit of $6,191 was tendered to secure the lease. Rent expense for the years ended March 31, 2019 and 2018 were $27,022.17 and $21,288.81, respectively. The lease increase is due to the Company leasing at the new Doral location for a full year compared to the year ended March 31, 2018 transitioning offices.

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

Professional fees were $172,127 and $70,289 for years ended March 31, 2019 and 2018, respectively. The bulk of these expenses were paid to transfer agent for issuance of stock for $16,187, Strongbow Advisors for $73,547, GHS for $30,000 and OTC Markets for $16,000 for the year ended March 31, 2019.

Research and development were $338,856 and $150,451 for years ending March 31, 2019 and 2018.These expenses were for further development of medical device.

Interest expense was $75,632 and $4,765 for years ended March 31, 2019 and 2018, $70,664 was for Convertible Note 1-GHS.

Note 8-Subsequent Events

None.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to officers and board members during the fiscal years ended March 31, 2019 and 2018. The table sets forth this information for Earth Science Tech, Inc. including salary, bonus, and certain other compensation to the Board members and named executive officers for the past two fiscal years.

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

There are no other employment agreements between the Company and its executive officers or directors. Our executive officers and directors have the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and cash balances. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

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

None.

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

None.

CONSULTING AGREEMENTS WITH OFFICERS AND DIRECTORS

None.

DIRECTOR COMPENSATION

We have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. However, we intend to review and consider future proposals regarding board compensation. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Mr. Steven Warm was issued 10,000 shares on February 27, 2017 upon joining the Board of Directors. Mr. Warm did not receive nor is anticipated to receive any further compensation as a Director since February 27, 2017.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of July 5, 2019, we had outstanding 52,160,400 shares of common stock. Each share of common stock is currently entitled to one vote on all matters put to a vote of our stockholders. The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of the date hereof by:

●	each person known by us to be the beneficial owner of more than five percent of our outstanding common stock;
●	each of our current directors;
●	each our current executive officers and any other persons identified as a “named executive” in the Summary Compensation Table above; and
●	all our current executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes general voting power and/or investment power with respect to securities. Shares of common stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of the record date, and shares of common stock issuable upon conversion of other securities currently convertible or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Under the applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares. In any case where an individual has beneficial ownership over securities that are not outstanding but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage Beneficially Owned” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%. Unless otherwise indicated, the address of each of the following persons is 8000 NW 31sth Street, Unit 19, Doral, FL 33122, USA, and, based upon information available or furnished to us, each such person has sole voting and investment power with respect to the shares set forth opposite his, her or its name.

Beneficial Owner(1)	Common Stock	Series A Preferred Stock	Number of Shares Beneficially Owned(2)	Percent(3)
5% Stockholders:
Majorca Group, Ltd.(6)	24,520,000	5,200,000	29,720,000	56.978%
Great Lakes Holdings Group, Inc.(7)	6,700,000		6,700,000	12.844%
Named Executive Officers and Directors:
Michel Aube - Chief Executive Officer and Chief Science Officer(4)	518,500		518,500	0.994%
Nickolas S. Tabraue – President, Secretary and Director (former Chief Operating Officer)	900,000		900,000	1.725%
Steven Warm, Chief Counsel and Director	14,500		14,500	0.027%
Wendell Hecker, Chief Financial Officer	50,000		50,000	0.096%
Sergio Castillo, Chief Marketing Officer	0		0	0
David Barbash, Chief Sales Officer	7,000		7,000	0.013%
Gagan Hunter, Chief Operating Officer	50,000		50,000	0.096%
All executive officers and directors as a group (8 persons)			1,540,000	2.951%

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2)	Under SEC rules, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options or the settlement of other equity awards.

(3)	Calculated on the basis of 52,160,400 shares of common stock outstanding as of July 5, 2019, plus any additional shares of common stock that a stockholder has the right to acquire within 60 days after July 5, 2019. Further, the positions listed are as of the date of this Registration Statement.

(4)	Under his agreement with the Company, Dr. Michel Aube received additional shares as compensation for his services and in connection with the acquisition of his company, BOE Its, Inc.

(5)	Nickolas S. Tabraue was Chief Operating Officer from October 2015-March 2018 in addition to the other positions he held the positions listed are current as of the date of this Registration Statement. He receives 50,000 shares per quarter as part of his compensation package and as such as of July 5, 2019 he held 900,000 or 1.725% of 52,160,400 shares outstanding after making a donation i.e. causing 50,000 shares he was entitled to receive to be issued to the 501(c)3 organization Earth Science Foundation, Inc.

(6)	Majorca is owned 100% by John Morgan who is also its director and CEO.

(7)	Great Lakes is owned and controlled by Dr. Issa El-Cheikh.

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

Item 14. Principal Accounting Fees and Services.

During the fiscal year ended March 31, 2019 we incurred approximately $77,396 in audit and audit related fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended March 31, 2019. We did not incur any other fees or tax related services fees during that time period.

During the fiscal year ended March 31, 2018 we incurred approximately $28,515 in fees for professional services rendered in connection with the audit of financial statements for the fiscal year ended March 31, 2018, $3,625 in other fees for professional services rendered by our principal independent accountants, and $900 related to tax ser-vices, for a total of $33,040.

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

The following table represents aggregate fees billed to the Company for the years ended March 31, 2019 and 2018.

Services	2019		2018
Audit fees		$67,000	$28,515
Audit related fees		$10,396	$0
Tax fees	$		$900
All other fees	$		$3,625
Total fees		$77,396	$33,040

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

RECEIVER FOR EARTH SCIENCE TECH, INC. CASE NO. A-18-784952-C STRONGBOW ADVISORS, INC.

Dated: July 8, 2019	By:	/s/ Robert Stevens
Robert Stevens
	Its:	President

EARTH SCIENCE TECH, INC.

Dated: July 8, 2019	By:	/s/ Nickolas S. Tabraue
Nickolas S. Tabraue, under the supervision and direction of Robert Stevens and Strongbow Advisors, Inc., receiver for Earth Science Tech, Inc. Case No. A-18-784952-C
	Its:	President, Director, & Chairman

