Form 10-K/A
period 2019-03-31
Earth Science Tech, Inc.
filed 2019-07-22
CIK 1538495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[X]

Emerging Growth Company	[ ]

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

Explanatory Note

This Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) amends Earth Science Tech, Inc.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended March 31, 2019 (the “Form 10-K”), as filed with the United States Securities and Exchange Commission on July 1, 2019 and Amendment No. 1 to the Form 10-K filed with the United States Securities and Exchange Commission on July 8, 2019 (“Amendment No. 1”) and is being filed to revise Part II, Item 9A. “Controls and Procedures” in response to a comment received from the staff of the Securities and Exchange Commission’s Division of Corporation Finance. This Amendment No. 2 amends and restates in its entirety Part II, Item 9A of Amendment No. 1. Except as stated above, this Amendment No. 2 does not reflect events occurring after Amendment No. 1 and does not modify or update in any way the disclosures contained in Amendment No. 1. Accordingly, this Amendment No.2 should be read in conjunction with Amendment No. 1 and the Original Filing.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

ITEM 9A. CONTORLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS & PROCEDURES

(a) Evaluation of Disclosure and Control Procedures

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K/A, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

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

(c) Changes in Internal Control Over Financial Reporting

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

Item 15. Exhibits

Number	Description

31.1	Certification of Chief Executive Officer and President Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and President Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RECEIVER FOR EARTH SCIENCE TECH, INC. CASE NO. A-18-784952-C STRONGBOW ADVISORS, INC.

Dated: July 22, 2019	By:	/s/ Robert Stevens
Robert Stevens
	Its:	Court Appointed Receiver

EARTH SCIENCE TECH, INC

Dated: July 22, 2019	By:	/s/ Nickolas S. Tabraue
Nickolas S. Tabraue, under the supervision and direction of Robert Stevens and Strongbow Advisors, Inc., receiver for Earth Science Tech, Inc. Case No. A-18-784952-C
	Its:	President, Director, & Chairman (Principal Executive Officer)

EARTH SCIENCE TECH, INC

Dated: July 22, 2019	By:	/s/ Wendell Hecker
Wendell Hecker, under the supervision and direction of Robert Stevens and Strongbow Advisors, Inc., receiver for Earth Science Tech, Inc. Case No. A-18-784952-C
	Its:	Principal Financial Officer and Principal Accounting Officer)

EARTH SCIENCE TECH, INC.

Dated: July 22, 2019	By:	/s/ Gagan Hunter
Gagan Hunter, under the supervision and direction of Robert Stevens and Strongbow Advisors, Inc., receiver for Earth Science Tech, Inc. Case No. A-18-784952-C
Director & Chief Operating Officer

EARTH SCIENCE TECH, INC.

Dated: July 22, 2019	By:	/s/ Steven Warm
Steven Warm, under the supervision and direction of Robert Stevens and Strongbow Advisors, Inc., receiver for Earth Science Tech, Inc. Case No. A-18-784952-C
Director & Chief Legal Counsel

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:

RECEIVER FOR EARTH SCIENCE TECH, INC. CASE NO. A-18-784952-C STRONGBOW ADVISORS, INC.

Dated: July 22, 2019	By:	/s/ Robert Stevens
Robert Stevens
	Its:	Court Appointed Receiver

EARTH SCIENCE TECH, INC

Dated: July 22, 2019	By:	/s/ Nickolas S. Tabraue
Nickolas S. Tabraue, under the supervision and direction of Robert Stevens and Strongbow Advisors, Inc., receiver for Earth Science Tech, Inc. Case No. A-18-784952-C
	Its:	President, Director, & Chairman (Principal Executive Officer)

EARTH SCIENCE TECH, INC

Dated: July 22, 2019	By:	/s/ Wendell Hecker
Wendell Hecker, under the supervision and direction of Robert Stevens and Strongbow Advisors, Inc., receiver for Earth Science Tech, Inc. Case No. A-18-784952-C
	Its:	Principal Financial Officer and Principal Accounting Officer)

EARTH SCIENCE TECH, INC.

Dated: July 22, 2019	By:	/s/ Gagan Hunter
Gagan Hunter, under the supervision and direction of Robert Stevens and Strongbow Advisors, Inc., receiver for Earth Science Tech, Inc. Case No. A-18-784952-C
Director & Chief Operating Officer

EARTH SCIENCE TECH, INC.

Dated: July 22, 2019	By:	/s/ Steve Warm
Steve Warm, under the supervision and direction of Robert Stevens and Strongbow Advisors, Inc., receiver for Earth Science Tech, Inc. Case No. A-18-784952-C
Director & Chief Legal Counsel