Form 10-Q
period 2019-06-30
Earth Science Tech, Inc.
filed 2019-08-19
CIK 1538495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission file number: 000-55000

EARTH SCIENCE TECH, INC.

(Exact name of registrant as specified in its charter)

Nevada	80-0931484
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8000 NW 31st Street, Unit 19

Doral, FL 33122

(Address of principal executive offices) (zip code)

(305) 615-2118

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of August 16, 2019, there were 52,283,400 shares of registrant’s common stock outstanding.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30	March 31,
	2019	2019
ASSETS
Current Assets:
Cash	$34,828	$127,524
Accounts Receivable(net allowance of $128,420 and 128,420 respectively)	$105,797	$70,934
Prepaid expenses and other current assets	6,018	33,751
Inventory	164,023	161,309
Total current assets	310,666	393,518

Property and equipment, net	9,794	11,362

Other Assets:
Patent, net	-	-
Rou Asset	25,719	-
Deposits	6,191	6,191
Total other assets	31,910	6,191
Total Assets	$352,370	$411,071

LIABILITIES AND STOCKHOLDERS’S EQUITY

Current Liabilities:
Accounts payable	$101,022	$98,109
Accrued expenses	$99,979	$85,440
Accrued settlement	231,323	231,323
Interest Payable-Conv Notes-GHS	6,726
Int Payable-Promissory Note-GHS	803
Convertible Note 1-GHS	113,300	113,300
Convertible Note 2-GHS	55,000
Convertible Note 3-GHS	55,000
Convertible Note 4-GHS	55,000
Promissory Note-GHS	30,000	30,000
Lease Liability Current	21,985
Notes payable - related parties	59,558	59,558
Total current liabilities	829,696	617,730
Long Term Liabilities
Lease Liability-Long Term	3,734
Total Long Term Liabilities	3,734

Total liabilities	833,430	617,730

Commitments and contingencies

Stockholders’ (Deficit) Equity:

Convertible preferred stock with liquidation preference, par value of $0.001 pre share,10,000,000 shares authorized: 5,200,000 issued and outstanding	5,200	5,200
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 52,328,400 and 52,205,400 shares issued and outstanding as of June 30, 2019 and March 31, 2019 respectively	52,329	52,206
Additional paid-in capital	27,681,660	27,449,487
Accumulated deficit	(28,220,249)	(27,713,552)
Total stockholders’ (Deficit)Equity	(481,060)	(206,659)
Total Liabilities and Stockholders’ (Deficit) Equity	$352,370	$411,071

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three
	Months Ended	Months Ended
	June 30, 2019	June 30, 2018

Revenue	$227,635	$166,891
Cost of revenues	114,509	107,482
Gross Profit	113,126	59,409

Operating Expenses:

Compensation - officers	49,788	57,442
Officer Compensation Stock	89,790	98,000
Employee Compensation Stock	-	20,182
Marketing	20,623	29,267
General and administrative	207,122	171,435
Donations	-	-
Loss on disposal of assets	-	-
Professional fees	16,791	9,976
Bad Debt Expense	-	-
Cost of legal proceedings	49,022	125,994
Research and development	22,113	65,245
Total operating expenses	455,249	577,541

Loss from operations	(342,123)	(518,132)

Other Income (Expenses)
Interest expense	(1,191)	(1,191)
Int Exp-Convertible Note 1-GHS	(2,864)
Int Exp-Convertible Note 2-GHS	(44,732)
Int Exp-Convertible Note 3-GHS	(57,770)
Int Exp-Convertible Note 4-GHS	(57,418)
Int Exp Promissory Note-GHS	(599)
Interest income	-	-
Total other income (expenses)	(164,574)	(1,191)

Net loss before income taxes	(506,697)	(519,323)

Income taxes	-	-

Net loss	$(506,697)	$(519,323)

EARTH SCIENCE TECH. INC, AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THREE MONTHS ENDED JUNE 30, 2019

	Common Stock		Preferred Stock		Additional Paid-in	Accumalated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance-March 31, 2018	46,150,207	46,150	5,200,000	5,200	25,326,876	(25,498,207)	(119,981)

Common stock issued for cash	5,180,093	5,180			1,559,014		1,564,194
Common stock issued for services	75,000	75			57,345		57,420
Common stock issued for officer compensation	494,500	495			423,559		424,054
Common stock issued for employee compensation	30,600	31			24,052		24,083
Common stock returned to company
Common stock duplicated to mbe cancelled	275,000	275			(275)
BCF intrinsic value on Convertible Note 1-GHS					58,916
Net Loss						(2,215,345)	(2,215,345)

Balance March 31, 2019	52,205,400	52,206	5,200,000	5,200	27,449,487	(27,713,552)	(206,659)

Common stock issued for cash		-			-		-
Common stock issued for services		-			-		-
Common stock issued for officer compensation	123,000	123			89,667		89,790
Common stock issued for employee compensation		-			-		-
Common stock returned to company
BCF intrinsic value on Convertble Note 2-GHS					38,372
BCF intrinsic value on Convertble Note 3-GHS					52,067
BCF intrinsic value on Convertble Note 4-GHS					52,067
Net Loss						(506,697)	(506,697)

Balance June 30, 2019	52,328,400	$52,329	$5,200,000	$5,200	$27,681,660	$(28,220,249)	(481,060)

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2019	June 30, 2018
Cash Flow From Operating Activities:
Net loss	(506,697)	(519,323)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	89,790	118,183
Stock issued for services	-	29,100
Intrinsic value of Conv Notes-Addtl Paid-in-Capital	142,506
Depreciation and amortization	1,568	2,105
Changes in operating assets and liabilities:
Increase/Decrease in deposits	-	-
Increase/Decrease in prepaid expenses and other current assets	14,339	(30,171)
Decrease/Increase in inventory	(2,714)	2,494
Increase in other assets
Increase in accrued settlement	-	-
Increase in accounts payable	3,512	60,040
Net Cash Used in Operating Activities	(257,696)	(337,572)

Investing Activities:
Purchases of property and equipment		-
Patent expenditures	-	-
Net Cash Used in Investing Activities	-	-

Financing Activities:
Proceeds from issuance of common stock	-	443,050
Proceeds from notes payable- related party	-	-
Proceeds from Convertible Notes	165,000
Intrinsic value of Conv Notes-Addtl Paid-in-Capital
Officer Compensation Stock
Repayment of advances from related party	-	-
Net Cash Provided by Financing Activities	165,000	443,050

Net Decrease in Cash	(92,696)	105,478

Cash - Beginning of year	127,524	72,038
Cash - End of year	34,828	177,516

EARTH SCIENCE TECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

Note 1 — Organization and Nature of Operations

Earth Science Tech, Inc. (“ETST” or the “Company”) was incorporated under the laws of the State of Nevada on April 23, 2010. ETST is a unique biotechnology company focused on researching and developing innovative hemp extracts and making them accessible worldwide. ETST plans to be a supplier of high quality hemp oil enriched with high-grade CBD. ETST’s primary goal is to advance different high quality hemp extracts with a broad profile of cannabinoids and additional natural molecules found in industrial hemp and to identify their distinct properties.

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

Principles of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiaries. The subsidiaries include Nutrition Empire, Inc., Cannabis Therapeutics, Inc. and Earth Science Pharmaceutical Inc. Earth Science Foundation, Inc. is a non-profit favored entity of the Company focused on developing its role as a world leader in the CBD space, expanding its work in the pharmaceutical and medical device sectors.

Earth Science Pharmaceutical (“ESP”) is a wholly-owned subsidiary of ETST committed to the development of low cost, non-invasive diagnostic tools, medical devices, testing processes and vaccines for sexually transmitted infec-tions and/or diseases. ESP’s CEO and chief science officer, Dr. Michel Aubé, is leading the Company’s research and development efforts. The Company’s first medical device, Hygee TM, is a home kit designed for the detection of STIs, such as chlamydia, from a self-obtained gynecological specimen. ESP is working to develop and bring to market medical devices and vaccines that meet the specific needs of women.

Cannabis Therapeutics (“CTI”) is a wholly-owned subsidiary of ETST poised to take a leadership role in the devel-opment of new, leading-edge cannabinoid-based pharmaceutical and nutraceutical products. CTI is invested in research and development to explore and harness the medicinal power of cannabidiol. The company is focused on developing treatments for breast and ovarian cancers, as well as two generic CBD based pharmaceutical drugs.

Nutrition Empire Inc. (“NE”) was established in 2014 as a supplement retail store offering products such as; sports nutrition, at the time Earth Science Tech, Inc.'s High Grade CBD Oil and nutraceutical/bioceutical line. In early 2017 the Company decided to relinquish the retail store to allocate its capital and time to further pursue its success-ful industrial hemp CBD products through its growing wholesale accounts. Since the closing of Nutrition Empire in 2017, the wholly owned subsidiary has been dormant and kept for potential acquisitions or projects.

Earth Science Foundation (“ESF”) is a favored entity of ETST, effectively being a non-profit organization on Feb-ruary 11, 2019 and is structured to accept grants and donations to conduct further studies and help donate ETST’s effective CBD products to those in need.

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

On June 4, 2019 the Company discontinued its patents based upon the advice of IP counsel. IP counsel indicated that only one patent application had a reasonable chance of being granted and based upon this advice the Company determined that it would discontinue this approach of using the patent process to protect product formulations in general and rather, revert to proprietary formulae and trade secrets to protect its intellectual property (unless it was clear from the beginning of the process that the formula was patentable. As a result, on June 4, 2019, the company wrote down or otherwise impaired approximately $27,000 in legal fees that had previously been attributed to its Patents and took a corresponding write-off to “impairment expense.”

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

As of June 30, 2019 the Company has no warrants that are anti-dilutive and not included in the calculation of diluted loss per share.

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

Note 3 — Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At June 30, 2019, the Company had negative working capital, an accumulated deficit of $28,129,860 and was in negotiations to extend the maturity date on notes payable that are in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Related Party Balances and Transactions

Kannabidioid, Inc. is currently in development stage and has had no related party revenue from Earth Science Tech, Inc. for the three months ended June 30, 2019.

On January 11, 2019, Robert Stevens was appointed by the Nevada District Court as Receiver for the Company in Case No. A-18-784952-C. As approved by the Nevada District Court, Strongbow Advisors, Inc., an entity controlled by Robert Stevens (“Strongbow”), is compensated at a rate of $400 per hour for his services as the Company’s Receiver. During the three months ended June 30, 2019, $130,900.37 has been paid to Strongbow as compensation for Mr. Stevens’ services as the Company’s Receiver.

Note 5 – Stockholders’ Equity

During the three months ended June 30, 2019 and 2018, the Company issued 0 and 1,674,786 common shares for cash of $0.00 and $488,332 respectively.

During the three months ended June 30, 2019 and 2018, the Company issued 0 and 40,000 common shares for services at a fair value of $0.00 and $29,100 respectively.

During the three months ended June 30, 2019 and 2018, the Company issued 123,000 and 122,500 common shares with a fair value of $0.73 and $0.80, respectively to officers as compensation. During the three months ended June 30, 2019, the Company did not issue any common shares to employees.

Note 6 — Commitments and Contingencies

Legal Proceedings

On January 11, 2019, the Company received notice that Strongbow Advisors, Inc. and Robert Stevens (“Stevens”, and together with Strongbow, the “Receiver”) had been appointed by the Nevada District Court, as Receiver for the Registrant in Case No. A-18-784952-C (the “Order).

The Company sought the appointment of the Receiver after it found itself in an imminent danger of insolvency following the issuance by an arbitration panel of an award (the “Award”) in the sum of $3,994,522.5 million in favor of Cromogen Biotechnology Corporation (“Cromogen”) in the matter entitled Cromogen Biotechnology Corporation vs. Earth Science Tech, Inc. (the “Cromogen Litigation”). The Nevada District Court found that the Company was in fact insolvent and ordered the appointment of the Receiver.

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

The Cromogen Litigation is now on appeal and the Company is optimistic about its prospects on appeal. Nevertheless, the outcome remains speculative and so notwithstanding its prospects for success on appeal, and faced with such a large judgment and the imminent danger of insolvency, the Company determined that it was in the best interest of its shareholders and creditors to seek protection under receivership and the appointment of a receiver. As of the date of this prospectus, the Company remains insolvent as the outcome of the Cromogen Litigation remains speculative.

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

There are a number of possible outcomes to the receivership, including settlement and payment to creditors, reorganization, or liquidation. The Receiver was tasked by the Court with bringing to a final settlement all of the unfinished business of the Company. Towards that end, the Receiver is allowed, under Section 3(p) of the Order, to borrow money, incur debt, and issue stock, debentures and other financial instruments. The Receiver intends to use the proceeds from our initial sale of shares to GHS to pay and settle the Company’s debts, while preserving the value of its assets for the benefit of its shareholders. If the Receiver is not successful in mitigating the Company’s liabilities, or otherwise, the Company’s results could be materially adversely impacted and the Company may be forced to liquidate its business.

Lease Agreements

On August 14, 2017, the Company entered into an office lease covering its new Doral, Florida headquarters, with landlord Doral Flex. The Lease term is for 37 months commencing on September 1, 2017 and ending on September 30, 2020. The monthly rent, including sales tax is $1,990, $2,056 and $2,124 for the years ending 9/30/2018, 9/30/2019 and 9/30/2020 respectively. A deposit of $6,191 was tendered to secure the lease. Rent expense for the three months and nine months ended June 30, 2019 were $6,804 and $6,611 respectively. We believe that our existing facilities are suitable but we may require additional space to accommodate our growing organization. We believe such space will be available on commercially reasonable terms.

We lease all our office space used to conduct our business. We adopted ASC 842 effective January 1, 2019. For contracts entered into on or after the effective date, at the inception of a contract we assess whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether we have the right to direct the use of the asset. At inception of a lease, we allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. All our operating leases are comprised of office space leases.

For all leases at the lease commencement date, a right-of-use asset and a lease liability are recognized. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease.

Note 7 — Balance Sheet and Income Statement Footnotes

Accounts receivable represent normal trade obligations from customers that are subject to normal trade collection terms, without discounts or rebates. If collection is expected in one year or less they are classified as current assets. If not, they are presented as non-current assets. Notwithstanding, these collections, the Company periodically evaluates the collectability of accounts receivable and considers the need to establish an allowance for doubtful debts based upon historical collection experience and specifically identifiable information about its customers. As of June 30, 2019, the Company had allowances of $128,420. The Company used an allowance of 40% of receivables over 90 days to charge bad debt expense.

As of June 30, 2019, ROU Asset was $25,719 and Lease Liability-Current and Lease Liability-Long Term were $21,985 and $3,734 respectively.

Accounts payable are obligations to pay for goods and services that have been acquired in the ordinary course of business from suppliers. Accounts payable are classified as current liabilities if payment is due within one year or less (or in the normal operating cycle of the business if longer). If not, they are presented as non-current liabilities

Accrued expenses of $99,979 as of June 30, 2019 mainly represent, $24,979 of accrued interest on notes payable and accrued payroll for Michael Aube for $75,000.

General and administrative expenses were $207,122 and $171,435 for June 30, 2019 and 2018 respectively. For the three months ended June 30, 2019, the majority comprised of receiver admin fee in the amount of $115,940.45 and accounting and audit fees of $37,800. The remainder of, $53,382 was for employee compensation, rent, and other expenses.

Professional fees were $16,791 for the three months ended June 30, 2019. The bulk of these expenses were paid to Strongbow.

Legal expenses were $49,022 for the three months ended June 30, 2019. These expenses include filing fees related to the Company becoming fully reporting with the SEC and filing of a Registration Statement on Form S-1.

Research and development were $22,113 for the three months ended June 30, 2019. These expenses were for new products being developed.

Interest expense was $164,574 and $1,191 for three months ended June 30, 2019 and 2018. Interest expense for three months ended June 30, 2019 was mainly $162,784 for Convertible Notes-GHS.

Note 8 — Subsequent Events

None

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Registration Statement filed on Form 10-12g and our Annual Report filed on Form 10-K for the fiscal year ended March 31, 2019, as well as our Quarterly report filed on Form 10-Q for the period ending June 30, 2019.

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

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiaries. The subsidiaries include Nutrition Empire, Inc., Cannabis Therapeutics, Inc., Earth Science Pharmaceutical Inc., and a non-profit favored entity Earth Science Foundation. (all intercompany balances and transactions have been eliminated on consolidation.)

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

As of June 30, 2019 the Company had no warrants issued or outstanding.

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

Liquidity and Capital Resources.

For the Three-Month Period Ended June 30, 2019 versus June 30, 2018

During the three months ended June 30, 2019, net cash used in the Company’s operating activities totaled $(257,696) compared to $(337,572) during the three months ended June 30, 2018. During the three months ended June 30, 2019, net cash used in investing activities totaled $0.00 compared to $0.00 provided by investing activities during the three months ended June 30, 2018. During the three months ended June 30, 2019, net cash provided by financing activities totaled $165,000 compared to $443,050 from financing activities during the three months ended June 30, 2018. During the three months ended June 30, 2019, net cash decreased $(92,626) as compared to the increase of $105,478 during the three months ended June 30, 2018.

At June 30, 2019, the Company had cash of $34,828, accounts receivable of $105,797, inventories of $164,023 and prepaid expenses of $6,018 that comprised the Company’s total current assets totaling $326,651. The Company’s property and equipment at June 30, 2019 had a net book value of $9,794.

Promissory Note-GHS was initiated 2/28/19 for $30,000. Interest on the unpaid balance will accrue at the rate of 8% per annum, calculated on the basis 365-day year and actual days elapsed until the entire outstanding balance and all interest ff accrued thereon has been repaid in full. Full payment on this Note will be due and payable on or before November 28, 2019.

Convertible Note 2-GHS issued 4/2/19 for cash received $50,000, face amount $55,000 will accrue at a rate of 10% on a 360-day year. Maturity date is December 26, 2019.

Convertible Note 3-GHS issued 5/15/19 for cash received $50,000, face amount $55,000 will accrue at a rate of 10% on a 360-day year. Maturity date is February 15, 2020.

Convertible Note 4-GHS issued 6/07/19 for cash received $50,000, face amount $55,000 will accrue at a rate of 10% on a 360-day year. Maturity date is March 15, 2020.

At June 30, 2019, the Company had total liabilities of $833,430 of which $231,323 was held as a reserved for the settlement of its lawsuit with Cromogen (See Part II Other Information, Item 1. Legal Proceedings). Notwithstanding this reserve, the Company is optimistic, between its appeal of the judgment confirming the arbitration award and being in receivership, that the amount that it may ultimately be required to pay will be substantially less that the reserve contingency currently carried in its liabilities and/or that any payment that it may ultimately be required to pay may be structured by the receiver so as not to unduly burden or interfere with the Company’s business operations. Additionally, the Company’s legal expenses associated with the Cromogen matter decreased from $125,994 at June 30, 2018 to $49,022 at June 30, 2019 as there was less activity in the matter due to the Company being in receivership. The Company does not anticipate the costs of Cormogen litigation to remain at the levels they have been over the last two quarters because all that remains for the Company is the appeal. However, the anticipated decrease in legal costs associated with the Cromogen matter may be offset by the expenses of being in receivership where we will be responsible for the legal fees and costs incurred by the receiver; and in any event, regardless of the increase in one expense compared to the decrease in another, the Company believes that on balance, the net benefit to it that will result from the receivership will substantially outweigh the associated costs. The Company had no other long-term liabilities, commitments or contingencies. Other than anticipated increases in costs due to the expenses of being in receivership and the legal expenses associated therewith; together with the overall increase in expenses associated with a growing business and expanding operations, the Company does not anticipate a relative increase in any other expenses. The Company’s management is not aware of any other known trends, events or uncertainties which may affect the Company’s future liquidity except for a certain amount of uncertainty associated with being in receivership and to a certain extent, its dispute with Cromogen.

At June 30, 2019, the Company had a stockholders’ equity totaling $(480,461) compared to an equity of $(48,971) for the period ending June 30, 2018.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2019 versus June 30, 2018

The Company’s revenue for the three months ended June 30, 2019 was $227,635 compared to June 30, 2018 revenue totaling $166,891. The decrease in revenue is primarily due to the positive response on our V4 product line by new and existing customers which was launched October 2018.

The Company incurred operating expenses for the three months ended June 30, 2019 totaling $455,249, compared to $577,541 during the three months ended June 30, 2018.

Officer compensation for the three months ended June 30, 2019 was $49,788 in cash and $89,790 in stock based compensation compared to $57,442 in cash and $98,000 in stock based compensation during the three months ended June 30, 2018. The decrease in officer compensation is a result of primarily a result of the Company’s Chief Learning Officer (CLO) departure in June 2018.

The Company incurred marketing expenses of $20,623 during the three months ended June 30, 2019, compared to $29,267 during the three months ended June 30, 2018. The decrease in marketing expenses can be attributed to the Company no longer using magazine marketing.

The Company incurred general and administrative expenses of $207,122, during the three months ended June 30, 2019, compared to $171,435 during the three months ended June 30, 2018. The decrease in general and administrative expenses can be attributed to the services rendered by Strongbow.

The Company paid professional fees of $16,791, during the three months ended June 30, 2019, compared to $9,976 during the three months ended June 30, 2018. The decrease in professional fees is a result of Strongbow accrued reimbursement.

The Company incurred costs of legal proceedings of $49,022 during the three months ended June 30, 2019, compared to $125,994 during the three months ended June 30, 2018. The decrease in 2019 is a result of the [●]

The Company incurred research and development expenses of $22,113 during the three months ended June 30, 2019, compared to $65,245 during the three months ended June 30, 2018. The decrease in 2019 is associated with the Company moving the HygeeTM medical device out of R&D phase and discontinuing CBD patent applications, (See Part I Note 2 Carrying value, recoverability and impairment of long-lived assets).

The Company generated a net loss from continuing operations for the three ended June 30, 2019 and 2018 of approximately $506,697 and $519,323, respectively. As of June 30, 2019 and March 31, 2019, the Company had current assets of $310,666 and $393,518, respectively, which included the following as of June 30, 2019: cash and cash equivalents of approximately $34,828; inventory of $164,023; accounts receivable of $105,797 (net of $128,420 in allowances.) and prepaid expenses of $6,018; Compared to; and the following as of March 31, 2019 cash and cash equivalents of approximately $127,524; inventory of $161,309; accounts receivable of $70,934 (net of $111,301 in allowances); and prepaid expenses of $33,751.

The Company’s Plan of Operation for the Next Twelve Months.

The Company’s auditors have expressed doubt as to our ability to continue as a going concern in part, because at June 30, 2019, the Company had negative working capital, an accumulated deficit of $28,129,860 and a note payable that has passed its maturity date and although the holder has been willing to forbear on collection activities, there is no formal written forbearance agreement and the holder could commence collections at any time if it so wished. We believe this is unlikely given the relative size of the note valued at $59,558 compared with the value of the note holder’s 6,700,000 shares of Common Stock. Additionally, our Current Liabilities have historically exceeded our Current Assets; and as of June 30, 2019 that trend was continued with our Current Liabilities of $807112 exceeding our Current Assets of $326,651 by $480,461. While this trend is certainly has not been part of the Company’s objectives, management does not see it as particularly significant because in considering our Current Liabilities, $59,558 of them are represented in a related party note held by a “friendly” creditor who is also a large shareholder. In addition, the Current Liabilities also include the Accrued Settlement amount of $231,323. As stated, we believe that the related party note holder will continue to forgo immediate payment until we are in a better cash position to make payment and will otherwise cooperate with the receiver in structuring payment terms. Thus, while it is listed as a Current Liability, it operates more closely as a long-term liability and may ultimately be negotiated and converted into equity.

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

Regardless of the forgoing issues, the Company will require additional debt or equity financing for its operations as currently conducted. However the Company believes its margins are sufficiently high that management feels, it could curtail a number of other costs and expenses, if necessary, that would enable it to continue its operations on a more limited basis - selling industrial hemp based CBD and full-spectrum oils. However, the research and development we intend to pursue will require additional funding such that in order to maintain our operations at their current level (building for expansion, R&D, and the roll-out of our MSN-2 Device), we will require additional debt or equity financing in addition to the grants we have been able to secure. If we are unable to secure such additional financing we would not be able to continue our operations as we have historically, with the research and development and accelerated product launches. As mentioned, our increase in marketing has provided us with additional sales opportunities that we believe will significantly increase our sales in the current year; and with our margins at approximately 41.17% together with increasingly larger inventory turns, our working capital would build quickly, if we are: a.) not continuing to fund R&D and having to meet other expenses nor b.) having to meet the R&D and other expenses with proceeds from additional financing; in each case, at an expense rate that is faster than our sales allow. This would then allow us to sustain operations without additional funding over the next 12 months if we were to reduce our operations and focus only on CBD and full-spectrum precuts; at which point, we could then begin with R&D and other expenses.

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

Historically we have been able to fully fund operations from a combination of operations and through additional sales of our common stock; and even though we are in receivership, we have no reason to believe that we will not be able to continue doing so since we have a strong base of existing shareholders who are committed to our vision for the Company, they have historically demonstrated a willingness to purchase shares of stock when they are offered and the receiver intends to offer and in fact, has an additional exemption available to it that may be more desirable to them. If these shareholders were to cease purchasing shares when offered, if we or our receiver were unable to secure other sources of debt or equity financing, or if we or our receiver were unable to secure any or sufficient financing and on terms that are acceptable to us collectively, we would not be able to continue operations as currently planned. Rather, we would need to curtail our research and development, scale back operations and only focus on meeting the CBD and full-spectrum sales. But even then if we curtailed operations, depending on whether we continued to incur unforeseen expenses, the receiver’s costs of administration of the estate were larger than expected or we otherwise generally incurred higher than expected expenses, we may not have sufficient capital to meet our current operating needs (including the receiver’s costs of administration of the estate). However we do have sufficient resources over the short and long term with scaled back expenses and R&D so that after several turns of inventory we believe we would then be able to meet the costs of administration and resume our R&D and operations as planned. Additional funding primarily allows us to meet the additional costs associated with the receiver’s administration of the estate and to expedite our business plan. During the periods ending June 30, 2019 and June 30, 2018 the Company has met its capital requirements through a combination of operating activities and through external financing through the sale of its restricted common stock and convertible notes. We intend to continue the sales of our common stock and believe that by becoming a fully reporting company we have been able to attract additional investors, at smaller discounts to the current market price and from generally higher market prices, which is resulting in less dilution to existing investors than was the case while we were not a reporting company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

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

The company sought the appointment of the Receiver after it found itself in an imminent danger of insolvency following the issuance by an arbitration panel of an award in the sum of $3,994,522.5 million in favor of Cromogen Biotechnology Corporation in the matter entitled Cromogen Biotechnology Corporation vs. Earth Science Tech, Inc.The Nevada District Court found that the Company was in fact insolvent and ordered the appointment of the Receiver.

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

The Cromogen Litigation is now on appeal and the Company is optimistic about its prospects on appeal. Nevertheless, the outcome remains speculative and so notwithstanding its prospects for success on appeal, and faced with such a large judgment and the imminent danger of insolvency, the Company determined that it was in the best interest of its shareholders and creditors to seek protection under receivership and the appointment of a receiver. As of the date of this prospectus, the Company remains insolvent as the outcome of the Cromogen Litigation remains speculative.

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

There are a number of possible outcomes to the receivership, including settlement and payment to creditors, reorganization, or liquidation. The Receiver was tasked by the Court with bringing to a final settlement all of the unfinished business of the Company. Towards that end, the Receiver is allowed, under Section 3(p) of the Order, to borrow money, incur debt, and issue stock, debentures and other financial instruments. The Receiver intends to use the proceeds from our initial sale of shares to GHS to pay and settle the Company’s debts, while preserving the value of its assets for the benefit of its shareholders. If the Receiver is not successful in mitigating the Company’s liabilities, or otherwise, the Company’s results could be materially adversely impacted and the Company may be forced to liquidate its business. This could result in a loss on the investment for the shareholders of the Company and investors in this offering. See “Risk Factors” beginning on page 11 herein for a discussion of the factors you should consider before deciding to invest in shares of our common stock.

Earth Science Tech, Inc. v. Greenlink Software Services, LLC. In May of 2016, Earth Science Tech entered into a contract with Greenlink Software Services, LLC, aka Digital Exchange, as Earth Science Tech’s merchant service processor. In September of 2017, Digital Exchange closed their business and Earth Science moved to T1 Payments as their merchant processor. As of June 30, 2019, Digital Exchange owes Earth Science Tech $69,918.83 in undisbursed bank holds and sales. Currently, Earth Science Tech is in negotiations with Digital Exchange, and both parties’ legal representatives in an attempt to resolve this matter. We are uncertain of the amount of monies that will be received and as of June 30, 2019 we wrote off the amount as a bad debt expense. Notwithstanding the write off of this sum, the Company’s receiver intends to pursue all amounts due from Greenlink.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2019, the Company issued 123,000 shares of its common stock for $89,790.00, in transactions that were exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) and/or Rule 506 promulgate under Regulation D. No gain or loss was recognized on the issuances. On June 30, 2019 the Company issued 3,000 shares, 50,000 shares, 10,000 shares, 50,000 shares, 10,000 shares to each of its 5 individual officers at $0.73 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. SEC. 1350 (Section 906 of Sarbanes-Oxley Act of 2002) +
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. SEC. 1350 (Section 906 of Sarbanes-Oxley Act of 2002) +
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RECEIVER FOR EARTH SCIENCE TECH, INC. CASE NO. A-18-784952-C STRONGBOW ADVISORS, INC.

Dated: August 19, 2019	By:	/s/ Robert Stevens
Robert Stevens
	Its:	President

EARTH SCIENCE TECH, INC.

Dated: August 19, 2019	By:	/s/ Nickolas S. Tabraue
Nickolas S. Tabraue, under the supervision and direction of Robert Stevens and Strongbow Advisors, Inc., receiver for Earth Science Tech, Inc. Case No. A-18-784952-C
	Its:	President, Director, & Chairman

