Form 10-Q
period 2019-09-30
Earth Science Tech, Inc.
filed 2019-11-14
CIK 1538495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of Common Stock, $0.001 par value, outstanding on November 14, 2019 is 53,210,043.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30	March 31,
	2019	2019
ASSETS
Current Assets:
Cash	$57,735	$127,524
Accounts Receivable(net allowance of $128,420 and 111,301 respectively )	$76,489	$70,934
Prepaid expenses and other current assets	1,714	33,751
Inventory	133,219	161,309
Total current assets	269,157	393,518

Property and equipment, net	7,739	11,362

Other Assets:
Patent, net	-	-
Rou Asset	22,163	-
Deposits	6,191	6,191
Total other assets	28,354	6,191
Total Assets	$305,250	$411,071

LIABILITIES AND STOCKHOLDERS’S EQUITY

Current Liabilities:
Accounts payable	$82,228	$98,109
Accrued expenses	$116,172	$85,440
Accrued settlement	231,323	231,323
Interest Payable-Conv Notes-GHS	6,726
Int Payable-Promissory Note-GHS	1,408
Convertible Note 1-GHS	-	113,300
Convertible Note 2-GHS	55,000
Convertible Note 3-GHS	55,000
Convertible Note 4-GHS	55,000
Convertible Note 5-GHS	55,000
Promissory Note-GHS	30,000	30,000
Lease Liability Current	22,163
Notes payable - related parties	59,558	59,558
Total current liabilities	769,804	617,730
Long Term Liabilities

Total liabilities	769.804	617,730

Commitments and contingencies

Stockholders’ (Deficit) Equity:

Convertible preferred stock with liquidation preference, par value of $0.001 pre share,10,000,000 shares authorized: 5,200,000 issued and outstanding	5,200	5,200
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 52,923,893 and 52,205,400 shares issued and outstanding as of September 30, 2019 and March 31, 2019 respectively	52,924	52,206
Additional paid-in capital	27,947,861	27,449,487
Accumulated deficit	(28,470,539)	(27,713,552)
Total stockholders’ (Deficit)Equity	(464,554)	(206,659)
Total Liabilities and Stockholders’ (Deficit) Equity	$305,250	$411,071

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three	For the six	For the six
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Revenue	$139,648	$201,324	$367,283	$368,215
Cost of revenues	84,942	109,117	199,451	216,599
Gross Profit	54,706	92,207	167,832	151,616

Operating Expenses:

Compensation - officers	58,087	58,087	107,875	115,529
Officer Compensation Stock	52,800	154,350	142,590	252,350
Employee Compensation Stock	-	-	-	20,182
Marketing	12,194	94,644	32,817	123,911
General and administrative	121,362	127,109	328,484	298,544
Professional fees	13,500	16,278	30,291	26,254
Bad Debt Expense	-	-	-	-
Cost of legal proceedings	16,333	145,553	65,355	271,547
Research and development	18,000	104,265	40,113	169,510
Total operating expenses	292,276	700,286	747,525	1,277,211

Loss from operations	(237,570)	(608,079)	(579,693)	(1,126,211)

Other Income (Expenses)
Interest expense	(1,191)	(1,191)	(2,382)	(2,382)
Int Exp-Convertible Note 1-GHS	(1,385)		(4,249)
Int Exp-Convertible Note 2-GHS	(1,406)		(46,138)
Int Exp-Convertible Note 3-GHS	(1,406)		(59,176)
Int Exp-Convertible Note 4-GHS	(1,406)		(58,824)
Int Exp Promissory Note 5-GHS	(5,321)		(5,321)
Interest Expense-Promissory Note-GHS	(605)		(1,204)
Interest income	-	-	-	-
Total other income (expenses)	(12,720)	(1,191)	(177,294)	(2,382)

Net loss before income taxes	(250,290)	(609,270)	(756,987)	(1,128,593)

Income taxes	-	-	-	-

Net loss	$(250,290)	$(609,270))	$(756,987)	$(1,128,593)

Net loss per common share:
Loss per common share-Basic and Diluted	$(0.0047)	$(0.0122)	$(0.0143)	$(0.0225)

EARTH SCIENCE TECH. INC, AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THREE MONTHS ENDED September 30, 2019 AND 2018

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance March 31, 2018	46,150,207	46,150	5,200,00	5,200	25,326,876	(25,498,207)	(119,981)

Common stock issued for cash	1,604,168	1,604			441,446		443,050
Common stock issued for services	40,000	40			29,060		29,100
Common stock issued for officer compensation	122,500	123			97,877		98,000
Common stock issued for employee compensation	25,600	26			20,157		20,183
Net Loss						(519,323)	(519,323)

Balance June 30, 2018	47,942,475	$47,943	$5,2000,000	$5,200	$25,915,416	$(26,017,530)	(48,971)

Common stock issued for cash	2,033,258	2,033			595,911		597,944
Common stock issued for services	20,000	20			14,800		14,820
Common stock issued for officer compensation	122,500	123			154,227		150,350
Common stock returned to company
Net Loss						$(609,270)	(609,270)

Balance September 30, 2018	50,118,233	50,119	5,200,000	$5,200	$26,680,354	$(26,626,800)	108,873

Balance-March 31, 2019	52,205,400	52,206	5,200,000	5,200	27,449,487	(27,713,552)	(206,659)

Common stock issued for cash	-	-			-		-
Common stock issued for services	-	-			-		-
Common stock issued for officer compensation	123,000	123			89,667		89,790
Common stock issued for employee compensation	-	-			-		-
Common stock returned to company
BCF intrinsic value on Convertible Note 2-GHS					38,372
BCF intrinsic value on Convertible Note 3-GHS					52,067
BCF intrinsic value on Convertible Note 4-GHS					52,067
Net Loss						(506,697)	(506,697)

Balance June 30, 2019	52,328,400	52,329	5,200,000	5,200	27,681,660	(28,220,249)	(481,060)

Common stock issued for cash		-			-		-
Common stock issued for services		-			-		-
Common stock issued for officer compensation	123,000	123			89,667		89,790
Common stock issued for employee compensation		-			-		-
Common stock returned to company
Net Loss						(250,290)	(250,290)

Balance September 30, 2019	52,923,893	$52,924	$5,200,000	$5,200	$27,947,861	$(28,470,539)	(464,554)

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six	For the Six
	Months Ended	Months Ended
	September 30, 2019	September 30, 2018
Cash Flow From Operating Activities:
Net loss	(756,987)	(1,128,593)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	142,590	272,533
Stock issued for services	-	29,100
Intrinsic value of Conv Notes-Addtl Paid-in-Capital	142,506
Depreciation and amortization	3,623	5,339
Changes in operating assets and liabilities:
Increase/Decrease in deposits	-	-
Increase/Decrease in prepaid expenses and other current assets	33,083	(343,556)
Decrease/Increase in inventory	28,090	56,381
Increase in other assets
Increase in accrued settlement	-	-
Increase in accounts payable	22,306	171,875
Net Cash Used in Operating Activities	(384,789)	(922,101)

Investing Activities:
Purchases of property and equipment		(393)
Patent expenditures	-	-
Net Cash Used in Investing Activities	-	(393)

Financing Activities:
Proceeds from issuance of common stock	95,000	1,040,994
Proceeds from notes payable- related party	-	-
Proceeds from Convertible Notes	220,000
Intrinsic value of Conv Notes-Addtl Paid-in-Capital
Officer Compensation Stock
Repayment of advances from related party	-	-
Net Cash Provided by Financing Activities	315,000	1,040,994

Net Decrease in Cash	(69,789)	118,500

Cash - Beginning of year	127,524	72,038
Cash - End of year	57,735	190,538

EARTH SCIENCE TECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

Earth Science Pharmaceutical (“ESP”) is a wholly-owned subsidiary of ETST committed to the development of low cost, non-invasive diagnostic tools, medical devices, testing processes and vaccines for sexually transmitted infections and/or diseases. ESP’s CEO and chief science officer, Dr. Michel Aubé, is leading the Company’s research and development efforts. The Company’s first medical device, HygeeTM , is a home kit designed for the detection of STIs, such as chlamydia, from a self-obtained gynecological specimen. ESP is working to develop and bring to market medical devices and vaccines that meet the specific needs of women.

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

Nutrition Empire Inc. (“NE”) was established in 2014 as a supplement retail store offering products such as; sports nutrition, at the time Earth Science Tech, Inc.’s High Grade CBD Oil and nutraceutical/bioceutical line. In early 2017 the Company decided to relinquish the retail store to allocate its capital and time to further pursue its successful industrial hemp CBD products through its growing wholesale accounts. Since the closing of Nutrition Empire in 2017, the wholly owned subsidiary has been dormant and kept for potential acquisitions or projects.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2019, the Company has not recorded any unrecognized tax benefits.

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

As of September 30, 2019 the Company has no warrants that are anti-dilutive and not included in the calculation of diluted loss per share.

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

Stock based compensation

The Company follows ASC 718 in accounting for its stock-based compensation to employees. This standard states that compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company values stock-based compensation at the market price of the Company’s common stock as of the date in which the obligation for payment of service is incurred.

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

Note 3 — Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At September 30, 2019, the Company had negative working capital, an accumulated deficit of $28,470,539 and was in negotiations to extend the maturity date on notes payable that are in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Related Party Balances and Transactions

Kannabidioid, Inc. is currently in development stage and has had no related party revenue from Earth Science Tech, Inc. for the three months ended September 30, 2019.

On January 11, 2019, Robert Stevens was appointed by the Nevada District Court as Receiver for the Company in Case No. A-18-784952-C. As approved by the Nevada District Court, Strongbow Advisors, Inc., an entity controlled by Robert Stevens (“Strongbow”), is compensated at a rate of $400 per hour for his services as the Company’s Receiver. During the three months ended September 30, 2019, $65,537.34 has been paid to Strongbow as compensation for Mr. Stevens’ services as the Company’s Receiver.

Note 5 – Stockholders’ Equity

During the three months ended September 30, 2019 and 2018, the Company issued 595,493 and 2,175,758 common shares for an aggregate of $266,796 and $767,114 respectively.

On September 30, 2019 the Company issued to four executive officers at a price of $0.44 per share an aggregate of 120,000 shares of the Company’s Common Stock for an aggregate consideration of $52,800.

On August 19, 2019 the Company issued 237,993 shares of Common Stock at a price of $0.50 per share in conversion of the Convertible Note 1-GHS for the principal debt amount of $113,300.00 and interest of $5,696.47 totaling $118,996.47 pursuant to the exemption provided by 3(a)9 of the Securities Act of 1933, as amended. Like the other notes purchased by GHS, the notes were originally issued as “not in a public offering” under the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

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

The Receiver has broad powers under N.R.S. 78.630, including the power to reorganize the Company or liquidate it and it is not necessary for the Court to state that he has the power to reorganize the Company or that he has the power to liquidate it. Those powers are granted by statute when the Receiver is appointed. As of the date of this Periodic Report filed on Form 10-Q the Receiver has determined that there is a viable underlying business; and it plans to effect a reorganization of the Company and its operations. In “reorganizing” the Company, the Receiver plans to restructure its debt and potentially, to cancel certain shares of Common Stock and Preferred Stock as described herein. In considering whether to reorganize, the Receiver first determined that there was not a reason to liquidate and wind up the Company’s affairs. Having determined that the Company was not a candidate for liquidation, the Receiver determined that, given the current operations and the potential for increasing revenues with the addition of capital, that the Company will likely be in a position to pay its expenses as they come due when the Company’s debt is restructured. As of the date hereof, no definitive plan has been developed that addresses precisely how the debt will be restructured; and because of the amount at issue in the Cromogen Litigation, the Receiver will not put a plan of reorganization together until after that matter is resolved on appeal. While the Cromogen Litigation remains ongoing, the Receiver plans to use the proceeds from its most recent offering, registered on Form S-1 with the Commission, for working capital to increase the Company’s sales, to meet its current expenses (excluding debt incurred prior to the Receiver’s appointment, which is stayed, pending the plan of reorganization), including the costs of receivership and for the ongoing costs of the Cromogen Litigation. If the Receiver is successful in increasing the Company’s sales and operations, of which there can be no assurances, it believes that the Company will be able to meet its expenses as they come due out of operations, including the costs of receivership, the payments associated with the Company’s restructured debt; and that there will be sufficient funds to support continued growth of the Company’s sales and operations. If successful, this reorganizational approach will allow the Receiver to structure larger payments to claimants than would otherwise be possible. The Receiver intends to continue with the Company’s business plan but with a greater focus on producing additional revenue from the existing Company products as well as new versions of its existing products that may be developed. Thus, once the Cromogen Litigation is resolved, the Receiver will prepare the plan of reorganization and seek to have it ratified by way of motion before the Court. Along with the filing of the motion to ratify the plan of reorganization, the Receiver will provide direct notice to each of the affected parties as well as by filing a Current Report with the Commission on Form 8-K. The Receiver does NOT require the approval of any of the claimants or the Company stakeholders before preparing the plan of reorganization or making the motion for its to ratification.. Any party objecting to its treatment under the plan of reorganization, or to the plan itself, may only do so by making a separate motion so objecting and this is its only recourse. Unlike motion practice in litigation where there is a plaintiff and defendant; and where one party makes a motion while the other responds by way of filing and serving a reply objecting to the motion, along with serving a memorandum in support of the their position, in the case of the Receiver’s motion to ratify the plan of reorganization, an objecting party to the plan may only object by way of making a separate motion objecting with the Court. The Receiver has the ability and authority under N.R.S. 78.630 to deny a claim, accept a claim or accept a claim in part and deny a claim in part, as part of its duties acting as receiver; and further, underlying this power and authority is the requirement that the Receiver, as a receiver in equity, take into consideration, the fairness and reasonableness that its reorganization plan has on all of the claimants and stakeholders. As such, an objecting party moving to challenge the plan of reorganization has a substantial burden to overcome because the Court will give great deference to a Receiver; and it is extremely unlikely that the Court would not ratify the reorganization plan. In fact, the Receiver has never had such a challenge by an objecting party accepted by a court in any of the over 30 matters where it has served as receiver. Once the plan of reorganization has been ratified by the Court, it becomes executable and after six months, becomes non-appealable (See Nevada Rules of Civil Procedure Rule 60(c)(1)). Following ratification of the plan of reorganization and its implementation, the Receiver will move the Court to be dismissed, the Court will grant the Receiver’s motion for dismissal as receiver and the Company will be returned to the management of certain prior officers and/or directors, who will continue operating and managing the Company under its business plan; as it may have been modified and improved by the Receiver. However, once the Receiver has been dismissed by the Court and control is ceded back to the prior management, the Receiver is no longer in control and management is free to manage the Company as it sees fit.

This case is particularly complex because of the matters at issue in the Cromogen Litigation; and as such, it is not possible to predict, even approximately or with any degree of certainty, how long it will take to complete the Cromogen Litigation; and since the plan of reorganization is on hold pending the outcome, the plan of reorganization is also on hold as a result; although once started, the plan itself will only take a few weeks to complete. Additionally it is not possible to determine, once the plan of reorganization is developed, how long it will take to have it ratified. Initially it depends on the Court and its availability to schedule a hearing; however then, if there are objections in the form of motions, it will take additional time as the Court needs to schedule hearing(s) for them and the Receiver needs to respond to those motion(s). If an objecting claimant’s motion is successful, the court will generally instruct a receiver to develop a new plan of reorganization that takes into account, those issues raised by the complaining/moving party with which the Court may agree. In theory, this could continue indefinitely until there were no longer complaining parties and the Court finally ratified the receiver’s plan of reorganization, as modified. However, in practice, courts give substantial deference to receivers, since they do not have the expertise or experience necessary to develop reorganization plans and they see this as within the purview of the receiver. Once ratified, there is a six month period that the Court’s decision is appealable; and although an appeal requires the posting of a bond and the basis for appeal in these matters is extremely limited, there is still the possibility that a claimant or stakeholder could bring an appeal challenging the ratification of the plan of reorganization, notwithstanding the obstacles to bringing an appeal. As a result of these issues, it is impossible to predict how long the Company will be in receivership or what the ultimate cost of receivership will be.

Reorganizations are fluid, constantly changing processes and every situation is different. As long as there is a viable underlying business, the Receiver has sufficient powers to be able to reorganize it and restructure debt in virtually any way necessary so that the Company will be able to pay its debts as they come due when it emerges from receivership. The potential number of structural changes, and types of consideration and structures for the payment to creditors are too numerous to list and are limited only by the Receiver’s creativity. Adding to this complexity, is the fact that the Receiver is also allowed to classify creditors and other constituents according to classes that it creates based on the criteria it establishes; and it may treat those different classes differently. As a receiver in equity, Mr. Stevens and Strongbow Advisors are also allowed to consider the fundamental fairness to all of the stakeholders and to analyze the facts of each stakeholder’s position and what they have at risk compared with other stakeholders as the plan of reorganization is put in place. In addition to considering issues of fairness and reasonableness, some of the tools available to a receiver in a reorganization are: canceling shares of stock where little or no consideration was paid or where allowing those shares to remain outstanding would be unfair to the other shareholders, classifying creditors into various classes, using receiver’s certificates as super priority debt instruments, promissory notes, including convertible notes, stock of various classes, including newly created classes, pledging a portion of a company’s revenue, structured payments to be made over time, granting security interests, etc.; and these tools are all available as a means to restructure the Company’s debt and to pay creditors and service providers. During the time that the Company is in receivership, the Receiver is required to make periodic status reports to the Court providing such information as the Court requires, as requested by the Court. When the plan of reorganization is finally established and ratified, the Company will be returned to the control of its prior management and the Company will continue as reorganized, as though it had never been in receivership (except with restructured debt and ideally, with any improvements in operations that the Receiver may have put in place.) The stakeholders that are directly affected by the reorganization will be notified by the Receiver as to how their claims will be treated under the plan of reorganization; and the claimants and other stakeholders will also receive notice of actions taken in connection with the reorganization through the filing of a Current Report on Form 8-K. These items will also be disclosed in the Registrant’s Periodic Reports filed with the Commission of Forms 10-K and 10Q, as required. If the Receiver is not successful in reorganizing the Company, the Company may be forced to liquidate its business and this may result in a loss of the entire investment for the investors.

Earth Science Tech, Inc. v. Greenlink Software Services, LLC. In May of 2016, Earth Science Tech entered into a contract with Greenlink Software Services, LLC, aka Digital Exchange, as Earth Science Tech’s merchant service processor. In September of 2017, Digital Exchange closed their business and Earth Science moved to T1 Payments as their merchant processor. As of September 30, 2019, Digital Exchange owes Earth Science Tech $69,918.83 in undisbursed bank holds and sales. Currently, Earth Science Tech is in negotiations with Digital Exchange, and both parties’ legal representatives in an attempt to resolve this matter. We are uncertain of the amount of monies that will be received and as of September 30, 2019 we wrote off the amount as a bad debt expense. Notwithstanding the write off of this sum, the Company’s receiver intends to pursue all amounts due from Greenlink.

Earth Science Tech, Inc. v. Majorca Group Ltd. As a component to its plan of reorganization on November 7, 2019, the Company’s Receiver filed a motion for preliminary injunction against Majorca Group Ltd. in the 8th Judicial District in Clark County, Nevada. The Receiver is also seeking a hearing on an order to a show cause whereby, among other things, the Court is being asked to approve the Receiver’s cancelation of shares of common stock as well as preferred stock held by Majorca. In addition the Receiver is seeking approval to nullify certain amendments of the Company’s Articles of Incorporation. With respect to the injunctive relief sought, the Court is being asked to enjoin and restrict Majorca Group, Ltd. from selling, transferring, converting, encumbering, hypothecating, or obtaining loans against their common or preferred stock, in any way or fashion. In addition, the motion for the injunction covers any broker, bank, any financial institution, attorney, or agent of Majorca Group, Ltd. holding shares of the Company as well as any proceeds from the sale of shares of the Company, and seeks to freeze such shares and proceeds as well as to have the same returned to the receivership estate. As previously stated, in developing a plan of reorganization, a receiver in equity is not only allowed to consider the fundamental fairness of a particular position or agreement entered into as it relates to all of the stakeholders, but it is required to consider the fundamental fairness and to analyze the facts of each stakeholder’s position as well as what they have at risk compared with other stakeholders. In seeking injunctive and other relief against Majorca, the Receiver has cited a number of factual basis ranging from the lack of consideration paid for shares both based on the putative requirements and as compared to the Company’s other shareholders, Majorca’s and its principal’s role in the outcome of the initial part of the Cromogen Litigation, the expense that has resulted from it and the proceeds that Majorca has already received from the sale of shares as well as from additional consulting fees. These are all factors that are weighed by the Receiver in considering issues of fundamental fairness. In addition to simply evaluating issues of fairness and reasonableness, there are tools available to a receiver in a reorganization to address issues of “unfairness” with the status quo; one of these is canceling shares of stock where little or no consideration was paid or where allowing those shares to remain outstanding would be unfair to the other shareholders. It is precisely these considerations that led the Receiver to bring the motion for preliminary injunctive relief and the order to show cause. While it is not possible to determine the outcome of these action(s), in proposing and implementing reorganization plans, receivers are generally given a great deal of deference by the courts.

Lease Agreements

On August 14, 2017, the Company entered into an office lease covering its new Doral, Florida headquarters, with landlord Doral Flex. The Lease term is for 37 months commencing on September 1, 2017 and ending on September 30, 2020. The monthly rent, including sales tax is $1,990, $2,056 and $2,124 for the years ending 9/30/2018, 9/30/2019 and 9/30/2020 respectively. A deposit of $6,191 was tendered to secure the lease. Rent expense for the three months and six months ended September 30, 2019 were $6,804 and $13,607 respectively. We believe that our existing facilities are suitable but we may require additional space to accommodate our growing organization. We believe such space will be available on commercially reasonable terms.

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

Note 7 — Balance Sheet and Income Statement Footnotes

Accounts receivable represent normal trade obligations from customers that are subject to normal trade collection terms, without discounts or rebates. If collection is expected in one year or less they are classified as current assets. If not, they are presented as non-current assets. Notwithstanding, these collections, the Company periodically evaluates the collectability of accounts receivable and considers the need to establish an allowance for doubtful debts based upon historical collection experience and specifically identifiable information about its customers. As of September 30, 2019, the Company had allowances of $128,420. The Company used an allowance of 40% of receivables over 90 days to charge bad debt expense.

As of September 30, 2019, ROU Asset was $22,163 and Lease Liability-Current was $22,163.

Accounts payable are obligations to pay for goods and services that have been acquired in the ordinary course of business from suppliers. Accounts payable are classified as current liabilities if payment is due within one year or less (or in the normal operating cycle of the business if longer). If not, they are presented as non-current liabilities

Accrued expenses of $116,172 as of September 30, 2019 mainly represent, $12,720 of accrued interest on notes payable and accrued payroll for Michael Aube for $90,000.

General and administrative expenses were $121,362 and $127,109 for September 30, 2019 and 2018 respectively. For the three months ended September 30, 2019, the majority comprised of receiver admin fee in the amount of $65,537.34 and the remainder of, $55,824.66 was for employee compensation, rent, and other expenses.

Professional fees were $13,500 for the three months ended September 30, 2019. The bulk of these expenses were paid to OTC Markets.

Legal expenses were $16,333.33 for the three months ended September 30, 2019. These expenses include filing fees related to the Company’s filing of a Registration Statement on Form S-1.

Research and development were $18,000 for the three months ended September 30, 2019. These expenses were for new products being developed.

Interest expense was $12,719.66 and $1,191 for three months ended September 30, 2019 and 2018. Interest expense for three months ended September 30, 2019 was mainly due to Convertible Notes-GHS.

Note 8 — Subsequent Events

On October 15, 2019 the Securities and Exchange Commission declared the previously filed S-1 registration statement to be effective.

On October 23, 2019 the Company issued 80,060 Put Shares at $0.228 to GHS Investments LLC for cash in total of $18,253.60 through the filed S-1 registration.

Earth Science Tech, Inc. v. Majorca Group Ltd. As a component to its plan of reorganization on November 7, 2019, the Company’s Receiver filed a motion for preliminary injunction against Majorca Group Ltd. in the 8th Judicial District in Clark County, Nevada. The Receiver is also seeking a hearing on an order to a show cause whereby, among other things, the Court is being asked to approve the Receiver’s cancelation of shares of common stock as well as preferred stock held by Majorca. In addition the Receiver is seeking approval to nullify certain amendments of the Company’s Articles of Incorporation. With respect to the injunctive relief sought, the Court is being asked to enjoin and restrict Majorca Group, Ltd. from selling, transferring, converting, encumbering, hypothecating, or obtaining loans against their common or preferred stock, in any way or fashion. In addition, the motion for the injunction covers any broker, bank, any financial institution, attorney, or agent of Majorca Group, Ltd. holding shares of the Company as well as any proceeds from the sale of shares of the Company, and seeks to freeze such shares and proceeds as well as to have the same returned to the receivership estate. As previously stated, in developing a plan of reorganization, a receiver in equity is not only allowed to consider the fundamental fairness of a particular position or agreement entered into as it relates to all of the stakeholders, but it is required to consider the fundamental fairness and to analyze the facts of each stakeholder’s position as well as what they have at risk compared with other stakeholders. In seeking injunctive and other relief against Majorca, the Receiver has cited a number of factual basis ranging from the lack of consideration paid for shares both based on the putative requirements and as compared to the Company’s other shareholders, Majorca’s and its principal’s role in the outcome of the initial part of the Cromogen Litigation, the expense that has resulted from it and the proceeds that Majorca has already received from the sale of shares as well as from additional consulting fees. These are all factors that are weighed by the Receiver in considering issues of fundamental fairness. In addition to simply evaluating issues of fairness and reasonableness, there are tools available to a receiver in a reorganization to address issues of “unfairness” with the status quo; one of these is canceling shares of stock where little or no consideration was paid or where allowing those shares to remain outstanding would be unfair to the other shareholders. It is precisely these considerations that led the Receiver to bring the motion for preliminary injunctive relief and the order to show cause. While it is not possible to determine the outcome of these action(s), in proposing and implementing reorganization plans, receivers are generally given a great deal of deference by the courts.

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

As of September 30, 2019 the Company had no warrants issued or outstanding.

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

Liquidity and Capital Resources.

For the Six-Month Period Ended September 30, 2019 versus September 30, 2018

During the six months ended September 30, 2019, net cash used in the Company’s operating activities totaled $(384,789) compared to $(922,101) during the six months ended September 30, 2018. During the six months ended September 30, 2019, net cash used in investing activities totaled $0.00 compared to $393 provided by investing activities during the six months ended September 30, 2018. During the six months ended September 30, 2019, net cash provided by financing activities totaled $315,000 compared to $1,040,994 from financing activities during the six months ended September 30, 2018. During the six months ended September 30, 2019, net cash decreased $(69,789) as compared to the increase of $118,500 during the six months ended September 30, 2018.

At September 30, 2019, the Company had cash of $57,735, accounts receivable of $76,489, inventories of $133,219 and prepaid expenses of $1,714 that comprised the Company’s total current assets totaling $269,157. The Company’s property and equipment at September 30, 2019 had a net book value of $7,739.

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

Convertible Note 5-GHS issued 9/09/19 for cash received $50,000, free amount $55,000 will accrue at a rate of 10% on a 360-day year. Maturity date is June 9, 2020.

At September 30, 2019, the Company had total liabilities of $769,804 of which $231,323 was held as a reserved for the settlement of its lawsuit with Cromogen (See Part II Other Information, Item 1. Legal Proceedings). Notwithstanding this reserve, the Company is optimistic, between its appeal of the judgment confirming the arbitration award and being in receivership, that the amount that it may ultimately be required to pay will be substantially less that the reserve contingency currently carried in its liabilities and/or that any payment that it may ultimately be required to pay may be structured by the receiver so as not to unduly burden or interfere with the Company’s business operations. Additionally, the Company’s legal expenses associated with the Cromogen matter decreased from $125,994 at September 30, 2018 to $49,022 at September 30, 2019 as there was less activity in the matter due to the Company being in receivership. The Company does not anticipate the costs of Cormogen litigation to remain at the levels they have been over the last two quarters because all that remains for the Company is the appeal. However, the anticipated decrease in legal costs associated with the Cromogen matter may be offset by the expenses of being in receivership where we will be responsible for the legal fees and costs incurred by the receiver; and in any event, regardless of the increase in one expense compared to the decrease in another, the Company believes that on balance, the net benefit to it that will result from the receivership will substantially outweigh the associated costs. The Company had no other long-term liabilities, commitments or contingencies. Other than anticipated increases in costs due to the expenses of being in receivership and the legal expenses associated therewith; together with the overall increase in expenses associated with a growing business and expanding operations, the Company does not anticipate a relative increase in any other expenses. The Company’s management is not aware of any other known trends, events or uncertainties which may affect the Company’s future liquidity except for a certain amount of uncertainty associated with being in receivership and to a certain extent, its dispute with Cromogen.

At September 30, 2019, the Company had a stockholders’ equity totaling $(464,554) compared to an equity of $108,873 for the period ending September 30, 2018.

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2019 versus September 30, 2018

The Company’s revenue for the three months ended September 30, 2019 was $139,648 compared to September 30, 2018 revenue totaling $201,324. The decrease in revenue is primarily attributed to inventory constraints as well as available supply of acceptable raw material the Company requires.

The Company incurred operating expenses for the three months ended September 30, 2019 totaling $292,276, compared to $700,286 during the three months ended September 30, 2018. The decrease in operating expenses can be attributed to the Company suspending its R&D activities to focus on expanding sales of current products.

Officer compensation for the three months ended September 30, 2019 was $58,087 in cash and $52,800 in stock based compensation compared to $58,087 in cash and $154,350 in stock based compensation during the three months ended September 30, 2018.

The Company incurred marketing expenses of $12,194 during the three months ended September 30, 2019, compared to $94,644 during the three months ended September 30, 2018. The decrease in marketing expenses can be attributed to the Company reducing marketing costs and utilizing existing marketing materials.

The Company incurred general and administrative expenses of $121,362, during the three months ended September 30, 2019, compared to $127,109 during the three months ended September 30, 2018.

The Company paid professional fees of $13,500, during the three months ended September 30, 2019, compared to $16,278 during the three months ended September 30, 2018. The reduction in professional fees was due to timing and general cost savings.

The Company incurred costs of legal proceedings of $16,333 during the three months ended September 30, 2019, compared to $145,553 during the three months ended September 30, 2018. The decrease in 2019 is a result of the Company being in receivership with the additional fees and legal expenses through Strongbow and the legal and professional advisors for the Receivership Estate, and expenses through general and administration.

The Company incurred research and development expenses of $18,000 during the three months ended September 30, 2019, compared to $104.265 during the three months ended September 30, 2018. The decrease in 2019 is associated with the Company moving the HygeeTM medical device out of R&D phase and discontinuing CBD patent applications, (See Part I Note 2 Carrying value, recoverability and impairment of long-lived assets). The Company determined to suspend current R&D based on core needs of the business of the Company and to preserve cash.

The Company generated a net loss from continuing operations for the three ended September 30, 2019 and 2018 of approximately $250,290 and $609,270, respectively. As of September 30, 2019 and March 31, 2019, the Company had current assets of $305,250 and $279,997, respectively, which included the following as of September 30, 2019: cash and cash equivalents of approximately $57,735; inventory of $133,219; accounts receivable of $76,489 (net of $128,420 in allowances.) and prepaid expenses of $1,714; Compared to; and the following as of March 31, 2019 cash and cash equivalents of approximately $127,524; inventory of $161,309; accounts receivable of $70,934 (net of $111,301 in allowances); and prepaid expenses of $33,751.

The Company’s Plan of Operation for the Next Twelve Months.

The Company’s auditors have expressed doubt as to our ability to continue as a going concern in part, because at September 30, 2019, the Company had negative working capital, an accumulated deficit of $28,470,539 and a note payable that has passed its maturity date and although the holder has been willing to forbear on collection activities, there is no formal written forbearance agreement and the holder could commence collections at any time if it so wished. We believe this is unlikely given the relative size of the note valued at $59,558 compared with the value of the note holder’s 6,700,000 shares of Common Stock. Additionally, our Current Liabilities have historically exceeded our Current Assets; and as of September 30, 2019 that trend was continued with our Current Liabilities of $769,804 exceeding our Current Assets of $305,250 by $464,554. While this trend is certainly has not been part of the Company’s objectives, management does not see it as particularly significant because in considering our Current Liabilities, $59,558 of them are represented in a related party note held by a “friendly” creditor who is also a large shareholder. In addition, the Current Liabilities also include the Accrued Settlement amount of $231,323. As stated, we believe that the related party note holder will continue to forgo immediate payment until we are in a better cash position to make payment and will otherwise cooperate with the receiver in structuring payment terms. Thus, while it is listed as a Current Liability, it operates more closely as a long-term liability and may ultimately be negotiated and converted into equity.

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

Historically we have been able to fully fund operations from a combination of operations and through additional sales of our common stock; and even though we are in receivership, we have no reason to believe that we will not be able to continue doing so since we have a strong base of existing shareholders who are committed to our vision for the Company, they have historically demonstrated a willingness to purchase shares of stock when they are offered and the receiver intends to offer and in fact, has an additional exemption available to it that may be more desirable to them. If these shareholders were to cease purchasing shares when offered, if we or our receiver were unable to secure other sources of debt or equity financing, or if we or our receiver were unable to secure any or sufficient financing and on terms that are acceptable to us collectively, we would not be able to continue operations as currently planned. Rather, we would need to curtail our research and development, scale back operations and only focus on meeting the CBD and full-spectrum sales. But even then if we curtailed operations, depending on whether we continued to incur unforeseen expenses, the receiver’s costs of administration of the estate were larger than expected or we otherwise generally incurred higher than expected expenses, we may not have sufficient capital to meet our current operating needs (including the receiver’s costs of administration of the estate). However we do have sufficient resources over the short and long term with scaled back expenses and R&D so that after several turns of inventory we believe we would then be able to meet the costs of administration and resume our R&D and operations as planned. Additional funding primarily allows us to meet the additional costs associated with the receiver’s administration of the estate and to expedite our business plan. During the periods ending September 30, 2019 and June 30, 2018 the Company has met its capital requirements through a combination of operating activities and through external financing through the sale of its restricted common stock and convertible notes. We intend to continue the sales of our common stock and believe that by becoming a fully reporting company we have been able to attract additional investors, at smaller discounts to the current market price and from generally higher market prices, which is resulting in less dilution to existing investors than was the case while we were not a reporting company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

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

Based on this informal evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were adequate as of September 30, 2019.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Although the Company does not have a specific system of internal controls over its financial reporting; it is under the supervision of a court appointed receiver and that has the practical effect of creating the checks and balances that management might otherwise have if it had sufficient personnel to allow for the division of responsibility necessary to effectively implement a more formal system of internal controls. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

The Receiver has broad powers under N.R.S. 78.630, including the power to reorganize the Company or liquidate it and it is not necessary for the Court to state that he has the power to reorganize the Company or that he has the power to liquidate it. Those powers are granted by statute when the Receiver is appointed. As of the date of this Periodic Report filed on Form 10-Q the Receiver has determined that there is a viable underlying business; and it plans to effect a reorganization of the Company and its operations. In “reorganizing” the Company, the Receiver plans to restructure its debt and potentially, to cancel certain shares of Common Stock and Preferred Stock as described herein. In considering whether to reorganize, the Receiver first determined that there was not a reason to liquidate and wind up the Company’s affairs. Having determined that the Company was not a candidate for liquidation, the Receiver determined that, given the current operations and the potential for increasing revenues with the addition of capital, that the Company will likely be in a position to pay its expenses as they come due when the Company’s debt is restructured. As of the date hereof, no definitive plan has been developed that addresses precisely how the debt will be restructured; and because of the amount at issue in the Cromogen Litigation, the Receiver will not put a plan of reorganization together until after that matter is resolved on appeal. While the Cromogen Litigation remains ongoing, the Receiver plans to use the proceeds from its most recent offering, registered on Form S-1 with the Commission, for working capital to increase the Company’s sales, to meet its current expenses (excluding debt incurred prior to the Receiver’s appointment, which is stayed, pending the plan of reorganization), including the costs of receivership and for the ongoing costs of the Cromogen Litigation. If the Receiver is successful in increasing the Company’s sales and operations, of which there can be no assurances, it believes that the Company will be able to meet its expenses as they come due out of operations, including the costs of receivership, the payments associated with the Company’s restructured debt; and that there will be sufficient funds to support continued growth of the Company’s sales and operations. If successful, this reorganizational approach will allow the Receiver to structure larger payments to claimants than would otherwise be possible. The Receiver intends to continue with the Company’s business plan but with a greater focus on producing additional revenue from the existing Company products as well as new versions of its existing products that may be developed. Thus, once the Cromogen Litigation is resolved, the Receiver will prepare the plan of reorganization and seek to have it ratified by way of motion before the Court. Along with the filing of the motion to ratify the plan of reorganization, the Receiver will provide direct notice to each of the affected parties as well as by filing a Current Report with the Commission on Form 8-K. The Receiver does NOT require the approval of any of the claimants or the Company stakeholders before preparing the plan of reorganization or making the motion for its to ratification.. Any party objecting to its treatment under the plan of reorganization, or to the plan itself, may only do so by making a separate motion so objecting and this is its only recourse. Unlike motion practice in litigation where there is a plaintiff and defendant; and where one party makes a motion while the other responds by way of filing and serving a reply objecting to the motion, along with serving a memorandum in support of the their position, in the case of the Receiver’s motion to ratify the plan of reorganization, an objecting party to the plan may only object by way of making a separate motion objecting with the Court. The Receiver has the ability and authority under N.R.S. 78.630 to deny a claim, accept a claim or accept a claim in part and deny a claim in part, as part of its duties acting as receiver; and further, underlying this power and authority is the requirement that the Receiver, as a receiver in equity, take into consideration, the fairness and reasonableness that its reorganization plan has on all of the claimants and stakeholders. As such, an objecting party moving to challenge the plan of reorganization has a substantial burden to overcome because the Court will give great deference to a Receiver; and it is extremely unlikely that the Court would not ratify the reorganization plan. In fact, the Receiver has never had such a challenge by an objecting party accepted by a court in any of the over 30 matters where it has served as receiver. Once the plan of reorganization has been ratified by the Court, it becomes executable and after six months, becomes non-appealable (See Nevada Rules of Civil Procedure Rule 60(c)(1)). Following ratification of the plan of reorganization and its implementation, the Receiver will move the Court to be dismissed, the Court will grant the Receiver’s motion for dismissal as receiver and the Company will be returned to the management of certain prior officers and/or directors, who will continue operating and managing the Company under its business plan; as it may have been modified and improved by the Receiver. However, once the Receiver has been dismissed by the Court and control is ceded back to the prior management, the Receiver is no longer in control and management is free to manage the Company as it sees fit.

This case is particularly complex because of the matters at issue in the Cromogen Litigation; and as such, it is not possible to predict, even approximately or with any degree of certainty, how long it will take to complete the Cromogen Litigation; and since the plan of reorganization is on hold pending the outcome, the plan of reorganization is also on hold as a result; although once started, the plan itself will only take a few weeks to complete. Additionally it is not possible to determine, once the plan of reorganization is developed, how long it will take to have it ratified. Initially it depends on the Court and its availability to schedule a hearing; however then, if there are objections in the form of motions, it will take additional time as the Court needs to schedule hearing(s) for them and the Receiver needs to respond to those motion(s). If an objecting claimant’s motion is successful, the court will generally instruct a receiver to develop a new plan of reorganization that takes into account, those issues raised by the complaining/moving party with which the Court may agree. In theory, this could continue indefinitely until there were no longer complaining parties and the Court finally ratified the receiver’s plan of reorganization, as modified. However, in practice, courts give substantial deference to receivers, since they do not have the expertise or experience necessary to develop reorganization plans and they see this as within the purview of the receiver. Once ratified, there is a six month period that the Court’s decision is appealable; and although an appeal requires the posting of a bond and the basis for appeal in these matters is extremely limited, there is still the possibility that a claimant or stakeholder could bring an appeal challenging the ratification of the plan of reorganization, notwithstanding the obstacles to bringing an appeal. As a result of these issues, it is impossible to predict how long the Company will be in receivership or what the ultimate cost of receivership will be.

Reorganizations are fluid, constantly changing processes and every situation is different. As long as there is a viable underlying business, the Receiver has sufficient powers to be able to reorganize it and restructure debt in virtually any way necessary so that the Company will be able to pay its debts as they come due when it emerges from receivership. The potential number of structural changes, and types of consideration and structures for the payment to creditors are too numerous to list and are limited only by the Receiver’s creativity. Adding to this complexity, is the fact that the Receiver is also allowed to classify creditors and other constituents according to classes that it creates based on the criteria it establishes; and it may treat those different classes differently. As a receiver in equity, Mr. Stevens and Strongbow Advisors are also allowed to consider the fundamental fairness to all of the stakeholders and to analyze the facts of each stakeholder’s position and what they have at risk compared with other stakeholders as the plan of reorganization is put in place. In addition to considering issues of fairness and reasonableness, some of the tools available to a receiver in a reorganization are: canceling shares of stock where little or no consideration was paid or where allowing those shares to remain outstanding would be unfair to the other shareholders, classifying creditors into various classes, using receiver’s certificates as super priority debt instruments, promissory notes, including convertible notes, stock of various classes, including newly created classes, pledging a portion of a company’s revenue, structured payments to be made over time, granting security interests, etc.; and these tools are all available as a means to restructure the Company’s debt and to pay creditors and service providers. During the time that the Company is in receivership, the Receiver is required to make periodic status reports to the Court providing such information as the Court requires, as requested by the Court. When the plan of reorganization is finally established and ratified, the Company will be returned to the control of its prior management and the Company will continue as reorganized, as though it had never been in receivership (except with restructured debt and ideally, with any improvements in operations that the Receiver may have put in place.) The stakeholders that are directly affected by the reorganization will be notified by the Receiver as to how their claims will be treated under the plan of reorganization; and the claimants and other stakeholders will also receive notice of actions taken in connection with the reorganization through the filing of a Current Report on Form 8-K. These items will also be disclosed in the Registrant’s Periodic Reports filed with the Commission of Forms 10-K and 10Q, as required. If the Receiver is not successful in reorganizing the Company, the Company may be forced to liquidate its business and this may result in a loss of the entire investment for the investors.

Earth Science Tech, Inc. v. Greenlink Software Services, LLC. In May of 2016, Earth Science Tech entered into a contract with Greenlink Software Services, LLC, aka Digital Exchange, as Earth Science Tech’s merchant service processor. In September of 2017, Digital Exchange closed their business and Earth Science moved to T1 Payments as their merchant processor. As of September 30, 2019, Digital Exchange owes Earth Science Tech $69,918.83 in undisbursed bank holds and sales. Currently, Earth Science Tech is in negotiations with Digital Exchange, and both parties’ legal representatives in an attempt to resolve this matter. We are uncertain of the amount of monies that will be received and as of September 30, 2019 we wrote off the amount as a bad debt expense. Notwithstanding the write off of this sum, the Company’s receiver intends to pursue all amounts due from Greenlink.

Earth Science Tech, Inc. v. Majorca Group Ltd. As a component to its plan of reorganization on November 7, 2019, the Company’s Receiver filed a motion for preliminary injunction against Majorca Group Ltd. in the 8th Judicial District in Clark County, Nevada. The Receiver is also seeking a hearing on an order to a show cause whereby, among other things, the Court is being asked to approve the Receiver’s cancelation of shares of common stock as well as preferred stock held by Majorca. In addition the Receiver is seeking approval to nullify certain amendments of the Company’s Articles of Incorporation. With respect to the injunctive relief sought, the Court is being asked to enjoin and restrict Majorca Group, Ltd. from selling, transferring, converting, encumbering, hypothecating, or obtaining loans against their common or preferred stock, in any way or fashion. In addition, the motion for the injunction covers any broker, bank, any financial institution, attorney, or agent of Majorca Group, Ltd. holding shares of the Company as well as any proceeds from the sale of shares of the Company, and seeks to freeze such shares and proceeds as well as to have the same returned to the receivership estate. As previously stated, in developing a plan of reorganization, a receiver in equity is not only allowed to consider the fundamental fairness of a particular position or agreement entered into as it relates to all of the stakeholders, but it is required to consider the fundamental fairness and to analyze the facts of each stakeholder’s position as well as what they have at risk compared with other stakeholders. In seeking injunctive and other relief against Majorca, the Receiver has cited a number of factual basis ranging from the lack of consideration paid for shares both based on the putative requirements and as compared to the Company’s other shareholders, Majorca’s and its principal’s role in the outcome of the initial part of the Cromogen Litigation, the expense that has resulted from it and the proceeds that Majorca has already received from the sale of shares as well as from additional consulting fees. These are all factors that are weighed by the Receiver in considering issues of fundamental fairness. In addition to simply evaluating issues of fairness and reasonableness, there are tools available to a receiver in a reorganization to address issues of “unfairness” with the status quo; one of these is canceling shares of stock where little or no consideration was paid or where allowing those shares to remain outstanding would be unfair to the other shareholders. It is precisely these considerations that led the Receiver to bring the motion for preliminary injunctive relief and the order to show cause. While it is not possible to determine the outcome of these action(s), in proposing and implementing reorganization plans, receivers are generally given a great deal of deference by the courts.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2019, the Company issued 595,493 shares of its common stock for $261,100, in transactions that were exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) and/or Rule 506 promulgate under Regulation D. No gain or loss was recognized on the issuances.

On August 23, 2019 the Company issued to three accredited investors at prices of $0.40 per share an aggregate of 237,500 shares of the Company’s Common Stock for an aggregate consideration of $95,000.

On August 19, 2019 the Company issued 237,993 shares of Common Stock at a price of $0.50 per share in conversion of the Convertible Note 1-GHS for the principal debt amount of $113,300.00 and interest of $5,696.47 totaling $118,996.47 pursuant to the exemption provided by 3(a)9 of the Securities Act of 1933, as amended. Like the other notes purchased by GHS, the notes were originally issued as “not in a public offering” under the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On September 30, 2019 the Company issued to four executive officers at price of $0.44 per share an aggregate of 120,000 shares of the Company’s Common Stock.

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

RECEIVER FOR EARTH SCIENCE TECH, INC. CASE NO. A-18-784952-C STRONGBOW ADVISORS, INC.

Dated: November 14, 2019	By:	/s/ Robert Stevens
Robert Stevens
	Its:	President

EARTH SCIENCE TECH, INC.

Dated: November 14, 2019	By:	/s/ Nickolas S. Tabraue
Nickolas S. Tabraue, under the supervision and direction of Robert Stevens and Strongbow Advisors, Inc., receiver for Earth Science Tech, Inc. Case No. A-18-784952-C
	Its:	President, Director, & Chairman

