Form 10-Q/A
period 2019-09-30
Earth Science Tech, Inc.
filed 2019-11-18
CIK 1538495

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 of EARTH SCIENCE TECH, INC. (the “Company”) filed with the Securities and Exchange Commission on November 14, 2019 (the “Form 10-Q”) is to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30	March 31,
	2019	2019
ASSETS
Current Assets:
Cash	$57,735	$127,524
Accounts Receivable(net allowance of $128,420 and 111,301 respectively )	$76,489	$70,934
Prepaid expenses and other current assets	1,714	33,751
Inventory	133,219	161,309
Total current assets	269,157	393,518

Property and equipment, net	7,739	11,362

Other Assets:
Patent, net	-	-
Rou Asset	22,163	-
Deposits	6,191	6,191
Total other assets	28,354	6,191
Total Assets	$305,250	$411,071

LIABILITIES AND STOCKHOLDERS’S EQUITY

Current Liabilities:
Accounts payable	$82,228	$98,109
Accrued expenses	$116,172	$85,440
Accrued settlement	231,323	231,323
Interest Payable-Conv Notes-GHS	6,726
Int Payable-Promissory Note-GHS	1,408
Convertible Note 1-GHS	-	113,300
Convertible Note 2-GHS	55,000
Convertible Note 3-GHS	55,000
Convertible Note 4-GHS	55,000
Convertible Note 5-GHS	55,000
Promissory Note-GHS	30,000	30,000
Lease Liability Current	22,163
Notes payable - related parties	59,558	59,558
Total current liabilities	769,804	617,730
Long Term Liabilities

Total liabilities	769,804	617,730

Commitments and contingencies

Stockholders’ (Deficit) Equity:

Convertible preferred stock with liquidation preference, par value of $0.001 pre share,10,000,000 shares authorized: 5,200,000 issued and outstanding	5,200	5,200
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 52,923,893 and 52,205,400 shares issued and outstanding as of September 30, 2019 and March 31, 2019 respectively	52,924	52,206
Additional paid-in capital	27,947,861	27,449,487
Accumulated deficit	(28,470,539)	(27,713,552)
Total stockholders’ (Deficit)Equity	(464,554)	(206,659)
Total Liabilities and Stockholders’ (Deficit) Equity	$305,250	$411,071

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three	For the six	For the six
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Revenue	$139,648	$201,324	$367,283	$368,215
Cost of revenues	84,942	109,117	199,451	216,599
Gross Profit	54,706	92,207	167,832	151,616

Operating Expenses:

Compensation - officers	58,087	58,087	107,875	115,529
Officer Compensation Stock	52,800	154,350	142,590	252,350
Employee Compensation Stock	-	-	-	20,182
Marketing	12,194	94,644	32,817	123,911
General and administrative	121,362	127,109	328,484	298,544
Professional fees	13,500	16,278	30,291	26,254
Bad Debt Expense	-	-	-	-
Cost of legal proceedings	16,333	145,553	65,355	271,547
Research and development	18,000	104,265	40,113	169,510
Total operating expenses	292,276	700,286	747,525	1,277,211

Loss from operations	(237,570)	(608,079)	(579,693)	(1,126,211)

Other Income (Expenses)
Interest expense	(1,191)	(1,191)	(2,382)	(2,382)
Int Exp-Convertible Note 1-GHS	(1,385)		(4,249)
Int Exp-Convertible Note 2-GHS	(1,406)		(46,138)
Int Exp-Convertible Note 3-GHS	(1,406)		(59,176)
Int Exp-Convertible Note 4-GHS	(1,406)		(58,824)
Int Exp Promissory Note 5-GHS	(5,321)		(5,321)
Interest Expense-Promissory Note-GHS	(605)		(1,204)
Interest income	-	-	-	-
Total other income (expenses)	(12,720)	(1,191)	(177,294)	(2,382)

Net loss before income taxes	(250,290)	(609,270)	(756,987)	(1,128,593)

Income taxes	-	-	-	-

Net loss	$(250,290)	$(609,270))	$(756,987)	$(1,128,593)

Net loss per common share:
Loss per common share-Basic and Diluted	$(0.0047)	$(0.0122)	$(0.0143)	$(0.0225)

EARTH SCIENCE TECH. INC, AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THREE MONTHS ENDED September 30, 2019 AND 2018

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance March 31, 2018	46,150,207	46,150	5,200,000	5,200	25,326,876	(25,498,207)	(119,981)

Common stock issued for cash	1,604,168	1,604			441,446		443,050
Common stock issued for services	40,000	40			29,060		29,100
Common stock issued for officer compensation	122,500	123			97,877		98,000
Common stock issued for employee compensation	25,600	26			20,157		20,183
Net Loss						(519,323)	(519,323)

Balance June 30, 2018	47,942,475	$47,943	$5,200,000	$5,200	$25,915,416	$(26,017,530)	(48,971)

Common stock issued for cash	2,033,258	2,033			595,911		597,944
Common stock issued for services	20,000	20			14,800		14,820
Common stock issued for officer compensation	122,500	123			154,227		150,350
Common stock returned to company
Net Loss						$(609,270)	(609,270)

Balance September 30, 2018	50,118,233	50,119	5,200,000	$5,200	$26,680,354	$(26,626,800)	108,873

Balance-March 31, 2019	52,205,400	52,206	5,200,000	5,200	27,449,487	(27,713,552)	(206,659)

Common stock issued for cash	-	-			-		-
Common stock issued for services	-	-			-		-
Common stock issued for officer compensation	123,000	123			89,667		89,790
Common stock issued for employee compensation	-	-			-		-
Common stock returned to company
BCF intrinsic value on Convertible Note 2-GHS					38,372
BCF intrinsic value on Convertible Note 3-GHS					52,067
BCF intrinsic value on Convertible Note 4-GHS					52,067
Net Loss						(506,697)	(506,697)

Balance June 30, 2019	52,328,400	52,329	5,200,000	5,200	27,681,660	(28,220,249)	(481,060)

Common stock issued for cash		-			-		-
Common stock issued for services		-			-		-
Common stock issued for officer compensation	123,000	123			89,667		89,790
Common stock issued for employee compensation		-			-		-
Common stock returned to company
Net Loss						(250,290)	(250,290)

Balance September 30, 2019	52,923,893	$52,924	$5,200,000	$5,200	$27,947,861	$(28,470,539)	(464,554)

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six	For the Six
	Months Ended	Months Ended
	September 30, 2019	September 30, 2018
Cash Flow From Operating Activities:
Net loss	(756,987)	(1,128,593)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	142,590	272,533
Stock issued for services	-	29,100
Intrinsic value of Conv Notes-Addtl Paid-in-Capital	142,506
Depreciation and amortization	3,623	5,339
Changes in operating assets and liabilities:
Increase/Decrease in deposits	-	-
Increase/Decrease in prepaid expenses and other current assets	33,083	(343,556)
Decrease/Increase in inventory	28,090	56,381
Increase in other assets
Increase in accrued settlement	-	-
Increase in accounts payable	22,306	171,875
Net Cash Used in Operating Activities	(384,789)	(922,101)

Investing Activities:
Purchases of property and equipment		(393)
Patent expenditures	-	-
Net Cash Used in Investing Activities	-	(393)

Financing Activities:
Proceeds from issuance of common stock	95,000	1,040,994
Proceeds from notes payable- related party	-	-
Proceeds from Convertible Notes	220,000
Intrinsic value of Conv Notes-Addtl Paid-in-Capital
Officer Compensation Stock
Repayment of advances from related party	-	-
Net Cash Provided by Financing Activities	315,000	1,040,994

Net Decrease in Cash	(69,789)	118,500

Cash - Beginning of year	127,524	72,038
Cash - End of year	57,735	190,538

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

RECEIVER FOR EARTH SCIENCE TECH, INC. CASE NO. A-18-784952-C STRONGBOW ADVISORS, INC.

Dated: November 18, 2019	By:	/s/ Robert Stevens
Robert Stevens
	Its:	President

EARTH SCIENCE TECH, INC.

Dated: November 18, 2019	By:	/s/ Nickolas S. Tabraue
Nickolas S. Tabraue, under the supervision and direction of Robert Stevens and Strongbow Advisors, Inc., receiver for Earth Science Tech, Inc. Case No. A-18-784952-C
	Its:	President, Director, & Chairman

