Form 10-Q
period 2019-12-31
Earth Science Tech, Inc.
filed 2020-02-14
CIK 1538495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

None

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

Yes [  ] No [X]

As of February 14, 2020, there were 36,550,356 shares of registrant’s common stock outstanding.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31 2019	March 31, 2019
ASSETS
Current Assets:
Cash	$8,562	$127,524
Accounts Receivable (net allowance of $101,404 and 111,301 respectively)	$47,765	$70,934
Prepaid expenses and other current assets	-	33,751
Inventory	104,595	161,309
Total current assets	160,922	393,518

Property and equipment, net	5,906	11,362

Other Assets:
Patent, net	-	-
Rou Asset	16,689	-
Deposits	6,191	6,191
Total other assets	22,880	6,191
Total Assets	$189,708	$411,071

LIABILITIES AND STOCKHOLDERS’S EQUITY

Current Liabilities:
Accounts payable	$82,228	$98,109
Accrued expenses	$135,362	$85,440
Accrued settlement	231,323	231,323
Interest Payable-Conv Notes-GHS	13,139
Int Payable-Promissory Note-GHS	2,013
Convertible Note 1-GHS	47,178	113,300
Convertible Note 2-GHS	55,000
Convertible Note 3-GHS	55,000
Convertible Note 4-GHS	55,000
Convertible Note 5-GHS	55,000
Promissory Note-GHS	30,000	30,000
Lease Liability Current	16,689
Notes payable - related parties	59,558	59,558
Total current liabilities	837,490	617,730
Long Term Liabilities

Total liabilities	837,490	617,730

Commitments and contingencies

Stockholders’ (Deficit) Equity:

Convertible preferred stock with liquidation preference, par value of $0.001 per share,10,000,000 shares authorized: 5,200,000 issued and outstanding	5,200	5,200
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 53,371,264 and 52,205,400 shares issued and outstanding as of December 31, 2019 and March 31, 2019 respectively	53,572	52,206
Additional paid-in capital	27,944,881	27,449,487
Accumulated deficit	(28,651,435)	(27,713,552)
Total stockholders’ (Deficit)Equity	(647,782)	(206,659)
Total Liabilities and Stockholders’ (Deficit) Equity	$189,708	$411,071

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three	For the nine	For the nine
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018

Revenue	$97,447	$202,760	$464,730	$570,975
Cost of revenues	67,376	109,799	266,827	362,398
Gross Profit	30,071	92,961	197,903	244,577

Operating Expenses:

Compensation - officers	49,788	49,788	157,663	165,317
Officer Compensation Stock	-	96,775	142,590	349,125
Employee Compensation Stock	-	-	-	20,182
Marketing	13,327	80,550	46,144	204,461
General and administrative	126,174	94,159	454,658	392,703
Professional fees	1,000	13,351	31,291	39,605
Bad Debt Expense	-	-	-	-
Cost of legal proceedings	18,665	142,064	84,020	413,611
Research and development	18,000	136,489	58,113	305,999
Total operating expenses	226,954	613,176	974,479	1,891,003

Loss from operations	(196,883)	(520.215)	(776,576)	(1,646,426)
Other Income (Expenses)
Other Income	26,351		26,351
Interest expense	(1,191)	(1,191)	(3,573)	(3,573)
Int Exp-Convertible Note 1-GHS	(2,944)	-	(7,193)	-
Int Exp-Convertible Note 2-GHS	(1,406)	-	(47,544)
Int Exp-Convertible Note 3-GHS	(1,406)	-	(60,582)
Int Exp-Convertible Note 4-GHS	(1,406)	-	(60,230)
Int Exp Promissory Note 5-GHS	(1,406)	-	(6,727)
Interest Expense-Promissory Note-GHS	(605)	-	(1,809)
Interest income	-	-	-	-
Total other income (expenses)	15,987	(1,191)	(161,307)	(3,573)

Net loss before income taxes	(180,896)	(521,406)	(937,883)	(1,649,999)

Income taxes	-	-	-	-

Net loss	$(177,952)	$(521,406)	$(937,883)	$(1,649,999)

EARTH SCIENCE TECH. INC, AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THREE MONTHS ENDED December 31, 2019 AND 2018

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance March 31, 2018	46,150,207	46,150	5,200,000	5,200	25,326,876	(25,498,207)	(119,981)

Common stock issued for cash	1,604,168	1,604			441,446		443,050
Common stock issued for services	40,000	40			29,060		29,100
Common stock issued for officer compensation	122,500	123			97,877		98,000
Common stock issued for employee compensation	25,600	26			20,157		20,183
Net Loss						(519,323)	(519,323)

Balance June 30, 2018	47,942,475	$47,943	$5,200,000	$5,200	$25,915,416	$(26,017,530)	(48,971)

Common stock issued for cash	2,033,258	2,033			595,911		597,944
Common stock issued for services	20,000	20			14,800		14,820
Common stock issued for officer compensation	122,500	123			154,227		150,350
Common stock returned to company
Net Loss						$(609,270)	(609,270)

Balance September 30, 2018	50,118,233	50,119	5,200,000	$5,200	$26,680,354	$(26,626,800)	108,873

Balance-March 31, 2019	52,205,400	52,206	5,200,000	5,200	27,449,487	(27,713,552)	(206,659)

Common stock issued for cash	-	-			-		-
Common stock issued for services	-	-			-		-
Common stock issued for officer compensation	123,000	123			89,667		89,790
Common stock issued for employee compensation	-	-			-		-
Common stock returned to company
BCF intrinsic value on Convertible Note 2-GHS					38,372
BCF intrinsic value on Convertible Note 3-GHS					52,067
BCF intrinsic value on Convertible Note 4-GHS					52,067
Net Loss						(506,697)	(506,697)

Balance June 30, 2019	52,328,400	52,329	5,200,000	5,200	27,681,660	(28,220,249)	(481,060)

Common stock issued for cash	237,000	237			94,763		95,000
Common stock issued for services		-			-		-
Common stock issued for officer compensation	120,000	120			52,680		52,800
Common stock issued for employee compensation		-			-		-
Common stock returned to company
Common stock issued for conversion of note	237,993	238			118,758		118,996
Net Loss						(250,290)	(250,290)

Balance September 30, 2019	52,923,893	$52,924	$5,200,000	$5,200	$27,947,861	$(28,470,539)	(464,554)

Common stock issued for cash	447.371	448			42,018		42,466
Common stock issued for services		-			-		-
Common stock issued for officer compensation	-	-			-		-
Common stock issued for employee compensation		-			-		-
Common stock returned to company
Common stock issued for conversion of note	200,000	200			14,5000		14,700
Adjustment to 8/19/19 conversion rate on 237,993 shares issued to GHS					(59,498)		(59,498)
Net Loss						(180,896)

Balance December 31, 2019	53,571,264	$53,572	$5,200,000	$5,200	$27,944,881	$(28,651,435)	(647,782)

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine	For the nine
	Months Ended	Months Ended
	December 31, 2019	December 31, 2018
Cash Flow From Operating Activities:
Net loss	(937,883)	(1,649,999)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	142,590	369,308
Stock issued for services	-	57,420
Intrinsic value of Conv Notes-Addtl Paid-in-Capital	142,506
Depreciation and amortization	5,456	8,009
Changes in operating assets and liabilities:
Increase/Decrease in deposits	-	-
Increase/Decrease in prepaid expenses and other current assets	63,519	(137,018)
Decrease/Increase in inventory	56,714	(64,701)
Increase in other assets
Increase in accrued settlement	-	-
Increase in accounts payable	50,670	51,327
Net Cash Used in Operating Activities	(476,428)	(1,365,654)

Investing Activities:
Purchases of property and equipment	-	(393)
Patent expenditures	-	-
Net Cash Used in Investing Activities	-	(393)

Financing Activities:
Proceeds from issuance of common stock	137,466	1,393,694
Proceeds from notes payable- related party	-	-
Proceeds from Convertible Notes	220,000
Intrinsic value of Conv Notes-Addtl Paid-in-Capital
Officer Compensation Stock	-
Repayment of advances from related party	-	-
Net Cash Provided by Financing Activities	357,466	1,393,694

Net Decrease in Cash	(118,962)	27,647

Cash - Beginning of year	127,524	72,038
Cash - End of year	8,562	99,685

EARTH SCIENCE TECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December31, 2019

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

To offer a wide selection of health and nutrition products through online, clinics, pharmacies, and in-store retail. Through our wholly owned subsidiary, we plan to continue expanding retail sales of nutritional supplements through online, clinics, pharmacies, and in-store sales. Our product selection includes many high-quality supplement brands and includes our proprietary CBD-rich hemp oil.

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

Commitments and contingencies

The Company follows ASC 450 to account for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. This may result in contingent liabilities that are required to be accrued or disclosed in the financial statements. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

As of December 31, 2019 the Company has no warrants that are anti-dilutive and not included in the calculation of diluted loss per share.

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

Note 3 — Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2019, the Company had negative working capital, an accumulated deficit of $28,651,435 and was in negotiations to extend the maturity date on notes payable that are in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Related Party Balances and Transactions

Kannabidioid, Inc. is currently in development stage and has had no related party revenue from Earth Science Tech, Inc. for the three months ended December 31, 2019.

On January 11, 2019, Robert Stevens was appointed by the Nevada District Court as Receiver for the Company in Case No. A-18-784952-C. As approved by the Nevada District Court, Strongbow Advisors, Inc., an entity controlled by Robert Stevens (“Strongbow”), is compensated at a rate of $400 per hour for his services as the Company’s Receiver. During the three months ended December 31, 2019, $64,151 has been paid to Strongbow as compensation for Mr. Stevens’ services as the Company’s Receiver.

Note 5 – Stockholders’ Equity

During the three months ended December 31, 2019 and 2018, the Company issued 647,371 and 1,120,167 common shares for an aggregate of $42,466 and $462,975 respectively.

On October 16, 2019 the Company issued to GHS Investments LLC through its S-1 at a price of $0.08 per share an aggregate of 177,663 free trading shares of the Company’s Common Stock for an aggregate consideration of $14,213.04.

On October 23, 2019 the Company issued to GHS Investments LLC through its S-1 at a price of $0.228 per share an aggregate of 80,060 free trading shares of the Company’s Common Stock for an aggregate consideration of $18,253.60.

On November 18, 2019 the Company issued to GHS Investments LLC at a price of $0.0735 per share an aggregate of 200,000 free trading shares of the Company’s Common Stock for partial satisfaction for Convertible Note GHS-1 for an aggregate consideration of $14,700.

On December 18, 2019 the Company issued to GHS Investments LLC through its S-1 at a price of $0.05272 per share an aggregate of 189,648 free trading shares of the Company’s Common Stock for an aggregate consideration of $9,998.20.

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

On November 7, 2019 the Receiver for Earth Science Tech, Inc., a Nevada corporation (the “Company”) filed a motion for preliminary injunction against Majorca Group Ltd. in the 8th Judicial District in Clark County, Nevada. The filing requests a show cause hearing whereby the Company will request the Court grants it motion to cancel certain shares and class of stock and to nullify certain amendments of the Articles of Incorporation. Specifically, the Company is asking that Majorca Group Ltd. be restricted from selling, transferring, converting, encumbering, hypothecating, obtaining loans against or in any fashion or in any way transferring their shares of common and preferred stock in the Company. Additionally the motion seeks a Freezing Injunction over any broker, bank, any financial institution, attorney, or agent holding shares of the Company as well as any proceeds from shares of the Company.

Lease Agreements

On August 14, 2017, the Company entered into an office lease covering its new Doral, Florida headquarters, with landlord Doral Flex. The Lease term is for 37 months commencing on September 1, 2017 and ending on September 30, 2020. The monthly rent, including sales tax is $1,990, $2,056 and $2,124 for the years ending 9/30/2018, 9/30/2019 and 9/30/2020 respectively. A deposit of $6,191 was tendered to secure the lease. Rent expense for the three months and nine months ended December 31, 2019 were $7,199 and $20,806 respectively. We believe that our existing facilities are suitable but we may require additional space to accommodate our growing organization. We believe such space will be available on commercially reasonable terms.

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

Note 7 — Balance Sheet and Income Statement Footnotes

Accounts receivable represent normal trade obligations from customers that are subject to normal trade collection terms, without discounts or rebates. If collection is expected in one year or less they are classified as current assets. If not, they are presented as non-current assets. Notwithstanding, these collections, the Company periodically evaluates the collectability of accounts receivable and considers the need to establish an allowance for doubtful debts based upon historical collection experience and specifically identifiable information about its customers. As of December 31, 2019, the Company had allowances of $101,404. The Company used an allowance of 40% of receivables over 90 days to charge bad debt expense.

As of December 31, 2019, ROU Asset was $16,689 and Lease Liability-Current was $16,689.

Accounts payable are obligations to pay for goods and services that have been acquired in the ordinary course of business from suppliers. Accounts payable are classified as current liabilities if payment is due within one year or less (or in the normal operating cycle of the business if longer). If not, they are presented as non-current liabilities

Accrued expenses of $135,362 as of December 31, 2019 mainly represent, $27,362 of accrued interest on notes payable and accrued payroll for Michael Aube for $108,000.

General and administrative expenses were $126,174 and $94,159 for December 31, 2019 and 2018 respectively. For the three months ended December 31, 2019, the majority comprised of receiver admin fee in the amount of $64,151 and the remainder of, $62,023 was for employee compensation, rent, and other expenses.

Professional fees were $1,000 for the three months ended December 31, 2019. The bulk of these expenses were paid to Action Stock Transfer, the Company’s transfer agent.

Legal expenses were $18,665 for the three months ended December 31, 2019. These expenses include the motion for injection with Majorca, Ltd.

Research and development were $18,000 for the three months ended December 31, 2019.

Interest expense was $10,364 and $1,191 for three months ended December 31, 2019 and 2018. Interest expense for three months ended December 31, 2019 was mainly due to Convertible Notes-GHS.

Note 8 — Subsequent Events

On January 27, 2020, Earth Science Tech, Inc., a Nevada corporation (the “Company”) issued an 8-K with the Securities and Exchange Commission reporting that the Company had reached a confidential settlement with Majorca Group, Ltd (“Majorca”). The Receiver will withdraw its motion for injunction over the Majorca common and preferred shares. The Settlement Agreement provides that Majorca Group, Ltd. and all relevant parties will, within 10 days of execution of the settlement agreement, return 18,000,000 common shares and 5,200,000 Series A Preferred Stock held by Majorca for cancellation. The Series A Preferred Stock class will be cancelled completely. The remaining 6,520,000 common shares held by Majorca is subject to lockup agreement and thereafter, sales will be made only pursuant to a limited strict bleed-out agreement administered by a third party.

All parties have completed the full requirements and conditions of the settlement and the shares have been returned and cancelled.

Additionally, the Company has issued to GHS Investments LLC 648,002 common shares under the effective S-1 since December 31, 2019 and as of February 14, 2020. The remaining balance of common shares to be issued pursuant to the effective S-1 is 4,777,997 common shares.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Registration Statement filed on Form 10-12g and our Annual Report filed on Form 10-K for the fiscal year ended March 31, 2019, as well as our Quarterly report filed on Form 10-Q for the period ending December 31, 2019.

OVERVIEW

We offer high-grade full spectrum cannabinoid oil to the market through our website and store front/clinic accounts. Based on its studies through the University of Central Oklahoma, DV Biologics, and key organizations ETST formulates, markets and distributes the CBD formula oil used for its studies to the public, offering the most effective quality of CBD on the market.

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

Commitments and Contingencies

The Company follows ASC 450 to account for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. This may result in contingent liabilities that are required to be accrued or disclosed in the financial statements. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Inventories

Inventories consist of various types of nutraceuticals and bioceuticals at the Company’s retail store and main office. Inventories are stated at the lower of cost or market using the first in, first out (FIFO) method. A reserve is established if necessary, to reduce excess or obsolete inventories to their net realizable value.

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

As of December 31, 2019, the Company had no warrants issued or outstanding.

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

Liquidity and Capital Resources.

For the Nine-Month Period Ended December 31, 2019 versus December 31, 2018

During the nine months ended December 31, 2019, net cash used in the Company’s operating activities totaled $(476,428) compared to $(1,365,654) during the nine months ended December 31, 2018. During the nine months ended December 31, 2019, net cash used in investing activities totaled $0.00 compared to $393 provided by investing activities during the nine months ended December 31, 2018. During the nine months ended December 31, 2019, net cash provided by financing activities totaled $357,466 compared to $1,393,694 from financing activities during the nine months ended December 31, 2018. During the nine months ended December 31, 2019, net cash decreased $($118,962) as compared to the increase of $27,647 during the nine months ended December 31, 2018.

At December 31, 2019, the Company had cash of $8,562, accounts receivable of $47,765, inventories of $104,595 and prepaid expenses of $0 that comprised the Company’s total current assets totaling $189,708. The Company’s property and equipment at December 31, 2019 had a net book value of $5,906.

Promissory Note-GHS was initiated 2/28/19 for $30,000. Interest on the unpaid balance will accrue at the rate of 8% per annum, calculated on the basis 365-day year and actual days elapsed until the entire outstanding balance and all interest ff accrued thereon has been repaid in full. Full payment on this Note will be due and payable on or before November 28, 2019.This note is at default and will continue accruing at the rate of 8%.

Convertible Note 1-GHS issued 2/13/19 for cash received $103,000, face amount $113,300 will accrue at a rate of 10% on a 360-day year. Maturity date is December 26, 2019. As of December 31, 2019 the remains balance is $47,178.15. This note is at default and will continue accruing at the rate of 10%.

Convertible Note 2-GHS issued 4/2/19 for cash received $50,000, face amount $55,000 will accrue at a rate of 10% on a 360-day year. Maturity date is December 26, 2019.This note is at default and will continue accruing at the rate of 10%.

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

At December 31, 2019, the Company had total liabilities of $789,748 of which $231,323 was held as a reserved for the settlement of its lawsuit with Cromogen (See Part II Other Information, Item 1. Legal Proceedings). Notwithstanding this reserve, the Company is optimistic, between its appeal of the judgment confirming the arbitration award and being in receivership, that the amount that it may ultimately be required to pay will be substantially less that the reserve contingency currently carried in its liabilities and/or that any payment that it may ultimately be required to pay may be structured by the receiver so as not to unduly burden or interfere with the Company’s business operations. Additionally, the Company’s legal expenses associated with the Cromogen matter decreased from $142,064 at December 31, 2018 to $18,665 at December 31, 2019 as there was less activity in the matter due to the Company being in receivership. The Company does not anticipate the costs of Cromogen litigation to remain at the levels they have been over the last three quarters because all that remains for the Company is the appeal. However, the anticipated decrease in legal costs associated with the Cromogen matter may be offset by the expenses of being in receivership where we will be responsible for the legal fees and costs incurred by the receiver; and in any event, regardless of the increase in one expense compared to the decrease in another, the Company believes that on balance, the net benefit to it that will result from the receivership will substantially outweigh the associated costs. The Company had no other long-term liabilities, commitments or contingencies. Other than anticipated increases in costs due to the expenses of being in receivership and the legal expenses associated therewith; together with the overall increase in expenses associated with a growing business and expanding operations, the Company does not anticipate a relative increase in any other expenses. The Company’s management is not aware of any other known trends, events or uncertainties which may affect the Company’s future liquidity except for a certain amount of uncertainty associated with being in receivership and to a certain extent, its dispute with Cromogen.

At December 31, 2019, the Company had a stockholder’s equity totaling $(600,040) compared to an equity of $(206,659) for the period ending December 31, 2018.

RESULTS OF OPERATIONS

For the Three Months Ended December 31, 2019 versus December 31, 2018

The Company’s revenue for the three months ended December 31, 2019 was $97,140 compared to December 31, 2018 revenue totaling $202,760. The decrease in revenue is primarily attributed to inventory constraints as well as available supply of acceptable raw material the Company requires.

The Company incurred operating expenses for the three months ended December 31, 2019 totaling $226,954, compared to $613,176 during the three months ended December 31, 2018. The decrease in operating expenses can be attributed to the Company suspending its R&D activities to focus on expanding sales of current products.

Officer compensation for the three months ended December 31, 2019 was $49,788 in cash and $49,788 in stock based compensation compared to $0 in cash and $96,775 in stock based compensation during the three months ended December 31, 2018.

The Company incurred marketing expenses of $13,327 during the three months ended December 31, 2019, compared to $80,550 during the three months ended December 31, 2018. The decrease in marketing expenses can be attributed to the Company reducing marketing costs and utilizing existing marketing materials.

The Company incurred general and administrative expenses of $126,174, during the three months ended December 31, 2019, compared to $94,159 during the three months ended December 31, 2018. The increase in general and administration expenses was due receivership fees and and bank fees.

The Company paid professional fees of $1,000, during the three months ended December 31, 2019, compared to $13,351 during the three months ended December 31, 2018. The reduction in professional fees was due to timing and general cost savings.

The Company incurred costs of legal proceedings of $18,665 during the three months ended December 31, 2019, compared to $142,064 during the three months ended December 31, 2018. The decrease in 2019 is a result of the Company being in receivership with the additional fees and legal expenses through Strongbow and the legal and professional advisors for the Receivership Estate, and expenses through general and administration.

The Company incurred research and development expenses of $18,000during the three months ended December 31, 2019, compared to $136,489 during the three months ended December 31, 2018. The decrease in 2019 is associated with the Company moving the HygeeTM medical device out of R&D phase and discontinuing CBD patent applications, (See Part I Note 2 Carrying value, recoverability and impairment of long-lived assets). The Company determined to suspend current R&D based on core needs of the business of the Company and to preserve cash.

The Company generated a net loss from continuing operations for the three ended December 31, 2019 and 2018 of approximately $180,896177,952 and $521,406, respectively. As of December 31, 2019 and March 31, 2019, the Company had current assets of $189,708 and $411,071, respectively, which included the following as of December 31, 2019: cash and cash equivalents of approximately $8,562; inventory of $104,595; accounts receivable of $47,765 (net of $101,404 in allowances.) and prepaid expenses of $0; Compared to; and the following as of March 31, 2019 cash and cash equivalents of approximately $127,524; inventory of $161,309; accounts receivable of $70,934 (net of $111,301 in allowances); and prepaid expenses of $33,751.

The Company’s Plan of Operation for the Next Twelve Months.

The Company’s auditors have expressed doubt as to our ability to continue as a going concern in part, because at December 31, 2019, the Company had negative working capital, an accumulated deficit of $26,648,491 and a note payable that has passed its maturity date and although the holder has been willing to forbear on collection activities, there is no formal written forbearance agreement and the holder could commence collections at any time if it so wished. We believe this is unlikely given the relative size of the note valued at $59,558 compared with the value of the note holder’s 6,700,000 shares of Common Stock. Additionally, our Current Liabilities have historically exceeded our Current Assets; and as of December 31, 2019 that trend was continued with our Current Liabilities of $837,490 exceeding our Current Assets of $189,708 by $647,782. While this trend is certainly has not been part of the Company’s objectives, management does not see it as particularly significant because in considering our Current Liabilities, $59,558 of them are represented in a related party note held by a “friendly” creditor who is also a large shareholder. In addition, the Current Liabilities also include the Accrued Settlement amount of $231,323. As stated, we believe that the related party note holder will continue to forgo immediate payment until we are in a better cash position to make payment and will otherwise cooperate with the receiver in structuring payment terms. Thus, while it is listed as a Current Liability, it operates more closely as a long-term liability and may ultimately be negotiated and converted into equity.

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

Regardless of the forgoing issues, the Company will require additional debt or equity financing for its operations as currently conducted. However the Company believes its margins are sufficiently high that management feels, it could curtail a number of other costs and expenses, if necessary, that would enable it to continue its operations on a more limited basis - selling industrial hemp based CBD and full-spectrum oils. However, the research and development we intend to pursue will require additional funding such that in order to maintain our operations at their current level (building for expansion, R&D, and the roll-out of our MSN-2 Device), we will require additional debt or equity financing in addition to the grants we have been able to secure. If we are unable to secure such additional financing, we would not be able to continue our operations as we have historically, with the research and development and accelerated product launches. As mentioned , our increase in marketing has provided us with additional sales opportunities that we believe will significantly increase our sales in the current year; and with our margins at approximately 41.17% together with increasingly larger inventory turns, our working capital would build quickly, if we are: a.) not continuing to fund R&D and having to meet other expenses nor b.) having to meet the R&D and other expenses with proceeds from additional financing; in each case, at an expense rate that is faster than our sales allow. This would then allow us to sustain operations without additional funding over the next 12 months if we were to reduce our operations and focus only on CBD and full-spectrum precuts; at which point, we could then begin with R&D and other expenses.

Alternatively we could raise additional funds to meet the anticipated R&D and other expenses while we allow the sales from our existing products to become self-sustaining. This last path is our currently intended path to additional revenue. In fact, our receiver intends to assist us in raising additional funds to meet our obligations and to fund expansion of our business and operations. Among the financing possibilities presented by the receiver are the sale of Receivers’ Certificates, an existing shareholder rights offering, and a combination of debt and registered equity placed with an institutional investor. The proceeds from any financing will be used to meet the expenses of the receiver’s ongoing fees and costs associated with the administration of the estate, meeting creditors allowed claims and working capital for the Company’s ongoing operations, expansion and pursuit of its business plan.

Historically we have been able to fully fund operations from a combination of operations and through additional sales of our common stock; and even though we are in receivership, we have no reason to believe that we will not be able to continue doing so since we have a strong base of existing shareholders who are committed to our vision for the Company, they have historically demonstrated a willingness to purchase shares of stock when they are offered and the receiver intends to offer and in fact, has an additional exemption available to it that may be more desirable to them. If these shareholders were to cease purchasing shares when offered, if we or our receiver were unable to secure other sources of debt or equity financing, or if we or our receiver were unable to secure any or sufficient financing and on terms that are acceptable to us collectively, we would not be able to continue operations as currently planned. Rather, we would need to curtail our research and development, scale back operations and only focus on meeting the CBD and full-spectrum sales. But even then if we curtailed operations, depending on whether we continued to incur unforeseen expenses, the receiver’s costs of administration of the estate were larger than expected or we otherwise generally incurred higher than expected expenses, we may not have sufficient capital to meet our current operating needs (including the receiver’s costs of administration of the estate). However we do have sufficient resources over the short and long term with scaled back expenses and R&D so that after several turns of inventory we believe we would then be able to meet the costs of administration and resume our R&D and operations as planned. Additional funding primarily allows us to meet the additional costs associated with the receiver’s administration of the estate and to expedite our business plan. During the periods ending December 31, 2019 and December 31, 2018 the Company has met its capital requirements through a combination of operating activities and through external financing through the sale of its restricted common stock and convertible notes. We intend to continue the sales of our common stock and believe that by becoming a fully reporting company we have been able to attract additional investors, at smaller discounts to the current market price and from generally higher market prices, which is resulting in less dilution to existing investors than was the case while we were not a reporting company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

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

The appointment of the Receiver was approved unanimously by the Board and by a majority of the Company’s shareholders. Strongbow and Stevens were selected because of their reputation in helping (i) companies restructure and (ii) to execute on their business plans, albeit under a debt and capital structure that allows them to succeed. Stevens and Strongbow assist companies by helping them raise the capital needed not only to pay debts but build and grow their businesses. The Receiver, however, is an agent of the court, and will be independent and neutral in managing the Company’s operations and trying to preserve the Company’s value for the creditors and shareholders.

There are a number of possible outcomes to the receivership, including settlement and payment to creditors, reorganization, or liquidation. The Receiver was tasked by the Court with bringing to a final settlement all of the unfinished business of the Company. Towards that end, the Receiver is allowed, under Section 3(p) of the Order, to borrow money, incur debt, and issue stock, debentures and other financial instruments. The Receiver intends to use the proceeds from our initial sale of shares to GHS to pay and settle the Company’s debts, while preserving the value of its assets for the benefit of its shareholders. If the Receiver is not successful in mitigating the Company’s liabilities, or otherwise, the Company’s results could be materially adversely impacted, and the Company may be forced to liquidate its business. This could result in a loss on the investment for the shareholders of the Company and investors in this offering. See “Risk Factors” beginning on page 11 herein for a discussion of the factors you should consider before deciding to invest in shares of our common stock.

Earth Science Tech, Inc. v. Greenlink Software Services, LLC. In May of 2016, Earth Science Tech entered into a contract with Greenlink Software Services, LLC, aka Digital Exchange, as Earth Science Tech’s merchant service processor. In September of 2017, Digital Exchange closed their business and Earth Science moved to T1 Payments as their merchant processor. As of September 30, 2019, Digital Exchange owes Earth Science Tech $69,918.83 in undisbursed bank holds and sales. Currently, Earth Science Tech is in negotiations with Digital Exchange, and both parties’ legal representatives in an attempt to resolve this matter. We are uncertain of the amount of monies that will be received and as of December 31, 2019 we wrote off the amount as a bad debt expense. Notwithstanding the write off of this sum, the Company’s receiver intends to pursue all amounts due from Greenlink.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2019, the Company issued 0 shares of its common stock for $0, in transactions that were exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) and/or Rule 506 promulgate under Regulation D. No gain or loss was recognized on the issuances.

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

RECEIVER FOR EARTH SCIENCE TECH, INC. CASE NO. A-18-784952-C STRONGBOW ADVISORS, INC.

Dated: February 14, 2020	By:	/s/ Robert Stevens
Robert Stevens
	Its:	Trustee

EARTH SCIENCE TECH, INC.

Dated: February 14, 2020	By:	/s/ Nickolas S. Tabraue
Nickolas S. Tabraue, under the supervision and direction of Robert Stevens and Strongbow Advisors, Inc., receiver for Earth Science Tech, Inc. Case No. A-18-784952-C
	Its:	President, Director, & Chairman

