Form 10-K
period 2020-03-31
Earth Science Tech, Inc.
filed 2020-08-10
CIK 1538495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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

Yes [  ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of Common Stock, $0.001 par value, outstanding August 3, 2020 was 40,589,197.

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

As part of the impact of the receivership, the Court issued a Writ of Injunction and  “Blanket Stay” covering the Company and its assets during the time that the Company is in receivership. As a result of the “Blanket Stay” the Company’s estate is protected from creditors and interference with its administration is prevented while the Company’s financial issues are being fully analyzed and resolved. As part of this process, creditors will be notified and required to provide claims in writing under oath on or before the deadline stated in the notice provided by the Receiver or those claims will be barred under NRS §78.675. The Blanket Stay will remain in place unless otherwise waived by the Receiver, or it is vacated by the Court or alternatively, lifted by the Court, upon a “motion to lift stay” duly made and approved by the Nevada District Court.

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

There are a number of possible outcomes to the receivership, including settlement and payment to creditors, reorganization, or liquidation. The intent of the Receiver is to reorganize the Company, pay or settle the Company’s debts and emerge from receivership. If the Receiver is not successful in mitigating the Company’s liabilities, the Company’s results could be materially adversely impacted, and the Company may be forced to liquidate its business.

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

On November 8, 2019, the Company filed a motion for preliminary injunction against Majorca Group Ltd. in the 8th Judicial District in Clark County, Nevada on November 7, 2019. The filing requests a show cause hearing whereby the Company will request the Court grants it motion to cancel certain shares and class of stock and to nullify certain amendments of the Articles of Incorporation. Specifically, the Company is asking that Majorca Group Ltd. be restricted from selling, transferring, converting, encumbering, hypothecating, obtaining loans against or in any fashion or in any way transferring their shares of common and preferred stock in the Company. Additionally, the motion seeks a Freezing Injunction over any broker, bank, any financial institution, attorney, or agent holding shares of the Company as well as any proceeds from shares of the Company.

On January 27, 2020 Earth Science Tech, Inc., a Nevada corporation (the “Company”) reached a confidential settlement with Majorca Group, Ltd (“Majorca”). The Receiver withdrew its motion for injunction over the Majorca common and preferred shares. The Settlement Agreement provided that Majorca Group, Ltd. and all relevant parties will, within 10 days of execution of the settlement agreement, return 18,000,000 common shares and 5,200,000 Series A Preferred Stock held by Majorca for cancellation. The Series A Preferred Stock class will be cancelled completely. The remaining 6,520,000 common shares held by Majorca is subject to lockup agreement and thereafter, sales will be made only pursuant to a limited strict bleed-out agreement administered by a third party.

[On May 19, 2020, the Company filed documents with the Delaware Secretary of State on May 19, 2020 to effect a holding company reorganization (the “Delaware Reorg”), which will result in a newly formed Delaware corporation, ETST Holdings, Inc., (“ETST Delaware”), owning all the capital stock of Earth Science Tech, Inc. ETST Delaware will initially be a direct, wholly owned subsidiary of Earth Science Tech, Inc. Pursuant to the Delaware Reorg, a newly formed entity (“Merger Sub”), a direct, wholly owned subsidiary of ETST Delaware and an indirect, wholly owned subsidiary of Earth Science Tech, Inc., will merge with and into Earth Science Tech, Inc., with Earth Science Tech, Inc. surviving as a direct, wholly owned subsidiary of ETST Delaware. Each share of each class of Earth Science Tech, Inc. stock issued and outstanding immediately prior to the ETST Delaware Merger will automatically convert into an equivalent corresponding share of ETST Delaware stock, having the same designations, rights, powers and preferences and the qualifications, limitations and restrictions as the corresponding share of Earth Science Tech, Inc. stock being converted. Accordingly, upon consummation of the ETST Delaware Merger, Earth Science Tech, Inc.’s current stockholders will become stockholders of ETST Delaware. The stockholders of Earth Science Tech, Inc. will not recognize gain or loss for U.S. federal income tax purposes upon the conversion of their shares in the ETST Delaware Merger.

The ETST Delaware Merger was conducted pursuant to Section 251(g) of the General Corporation Law of the State of Delaware, which provides for the formation of a holding company without a vote of the stockholders of the constituent corporations. Effective upon the consummation of the ETST Delaware Merger, ETST Delaware will adopt an amended and restated certificate of incorporation and amended and restated bylaws that are identical to those of Earth Science Tech, Inc. immediately prior to the consummation of the ETST Delaware Merger, except for the change of the name of the corporation as permitted by Section 251(g). Furthermore, the conversion will occur automatically without an exchange of stock certificates. Stock certificates previously representing shares of a class of Earth Science Tech, Inc. stock will represent the same number of shares of the corresponding class of ETST Delaware stock after the ETST Delaware Merger. Following the consummation of the ETST Delaware Merger shares of our Common Stock will continue to trade on the under the symbol ETST on the OTC Markets.

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

Current Operations

CORPORATE STRATEGY

In particular, ETST is focused on researching and developing innovative hemp extracts and making them accessible worldwide. ETST plans to be a supplier of high-quality hemp oil enriched with high-grade CBD. ETST’s primary goal is to advance different high-quality hemp extracts with a broad profile of cannabinoids and additional natural molecules found in industrial hemp and to identify their distinct properties.

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

Consumer product extraction and quality

We believe our high-grade CBD-rich hemp oil contains the high-quality natural CBD because it’s formulated using a wide array of cutting-edge technologies, including super critical extraction process (CO 2), isolation, and micron filtration. Super critical extraction is a gentle approach and the key method in the extraction of our CBD. The method exploits the fact that CO 2 at low temperature and under high pressure becomes liquid and thereby draws the cannabinoids and terpenes from the plant material. Using state-of-the-art equipment, carbon dioxide (CO 2) is compressed to upwards of 10,000 psi. At these extremes CO 2 becomes ‘super critical’ where it retains the properties of both a liquid and a gas at the same time. The cold temperature does not damage any heat-sensitive nutrients like vitamins or enzymes. When the super critical fluid is added to the nutrient-rich hemp it releases the phytonutrients. The CO 2 is then free and recycled, leaving a concentrated and pure extract that we believe is more easily digested. These low temperatures thru the extraction process preserve a broad spectrum of valuable and beneficial molecules that are often lost using other extraction methods. This gentle method permits the production of a purer form of CBD-rich hemp oil while conserving other valuable and beneficial molecules that are originally contained in the hemp plant. We believe that there are over 400 phytonutrients that exist in hemp plants.

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

[do we want to mention the PPE sales ?]

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

EMPLOYEES

As of March 31, 2020, the Company has six (6) employees. None of our employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relationship with our employees to be good.

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

Failure to raise additional capital to fund operations could harm our business and results of operations:

Our primary source of operating funds from 2015 through the March 31, 2020 fiscal year end has been from revenue generated from proceeds from sales of our CBD products and full spectrum oils powders and gelcaps as well as the sale of our common stock. The Company has experienced net losses from operations since inception, but expects these conditions to improve in 2020 and beyond as it develops its business model. The Company has stockholders’ deficiencies at March 31, 2020 and will require additional financing to fund future operations. Currently, we do not have any firm committed arrangements for financing and can provide no assurance to investors that we will be able to obtain financing when required. No assurance can be given that the Company will obtain access to capital markets in the future or that financing, adequate to satisfy the cash requirements of implementing our business strategies, will be available on acceptable terms. The inability of the Company to gain access to capital markets or obtain acceptable financing could have an adverse effect upon the results of its operations and upon its financial conditions.

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

Cromogen prevailed in our appeal in the appeals process in No. 19-10118, United States Court of Appeals for the Eleventh Circuit on April 14, 2020. The Receiver subsequently allowed Cromogen status as an unsecured creditor in the estate. As of the date of this filing the Company remains in danger of insolvency if a plan of reorganization is not subsequently approved by the court that adequately resolves the Cromogen unsecured debt or Cromogen agrees to a settlement. Previous attempts to settle the amounts with Cromogen have been fruitless.

As part of the impact of the receivership, the Court issued a Writ of Injunction and “Blanket Stay” covering the Company and its assets during the time that the Company is in receivership. As a result of the “Blanket Stay” the Company’s estate is protected from creditors and interference with its administration is prevented while the Company’s financial issues are being fully analyzed and resolved. As part of this process, creditors will be notified and required to provide claims in writing under oath on or before the deadline stated in the notice provided by the Receiver or those claims will be barred under NRS §78.675. The Blanket Stay will remain in place unless otherwise waived by the Receiver, or it is vacated by the Court or alternatively, lifted by the Court, upon a “motion to lift stay” duly made and approved by the Nevada District Court.

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

Banking regulations in our business are costly and time consuming:

In assessing the risk of providing services to a marijuana-related business, a financial institutions may conduct customer due diligence that includes: (i) verifying with the appropriate state authorities whether the business is duly licensed and registered; (ii) reviewing the license application (and related documentation) submitted by the business for obtaining a state license to operate its marijuana-related business; (iii) requesting from state licensing and enforcement authorities available information about the business and related parties; (iv) developing an understanding of the normal and expected activity for the business, including the types of products to be sold and the type of customers to be served (e.g., medical versus recreational customers); (v) ongoing monitoring of publicly available sources for adverse information about the business and related parties; (vi) ongoing monitoring for suspicious activity, including for any of the red flags described in this guidance; and (vii) refreshing information obtained as part of customer due diligence on a periodic basis and commensurate with the risk. With respect to information regarding state licensure obtained in connection with such customer due diligence, a financial institution may reasonably rely on the accuracy of information provided by state licensing authorities, where states make such information available. These regulatory reviews may be time consuming and costly. Currently we are not licensed and have operated in a manner to avoid the necessity of licensure by not using products containing THC, nevertheless CBD and cannibnoids are still part of the cannabis plant and as such are considered schedule 1 drugs, as such many banks will not transact business with us. We have been successful to date in finding merchant credit card processing and a bank that will do business with us. If either of them decided to cease doing business with us we would not have a way to receive payment and our operations would be negatively affected unless we could find a new bank or processor that would work with us, of which there can be no assurance.

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

We sell our products through a sales force of independent representatives. The independent representatives are independent contractors and, accordingly, we are not in a position to provide the same direction, motivation, and oversight as we would if associates were our own employees. As a result, there can be no assurance that our representatives will participate in our marketing strategies or plans, accept our introduction of new products, or comply with our policies and procedures. All independent representatives will be required to sign a written contract and agree to adhere to our policies and procedures, which prohibit associates from making false, misleading or other improper claims regarding products or income potential from the distribution of the products. However, independent representatives may from time to time, without our knowledge and in violation of our policies, create promotional materials or otherwise provide information that does not accurately describe our marketing program. There is a possibility that some jurisdictions could seek to hold us responsible for independent representatives’ activities that violate applicable laws or regulations, which could result in government or third-party actions or fines against us, which could harm our financial condition and operating results.

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

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business and operations, and our ability to complete financial reports to enable us to comply with our reporting obligation under the Exchange Act.

The occurrence of a pandemic, epidemic, or outbreak of an infectious disease including the recent outbreak of respiratory illness caused by a novel coronavirus (COVID-19), and efforts to contain the spread of the such a pandemic, epidemic, or outbreak, which includes social distancing, travel bans and quarantine, could limited access to our facilities, management, support staff and professional advisors. These, in turn, could impact our operations, financial condition, development work and demand for our products and services, and our overall ability to react timely to mitigate the impact of such an event. These factors could substantially hamper our efforts to provide our investors with timely information and comply with our filing obligations with the Securities and Exchange Commission.

Risks Related to Our Securities

Because we may issue additional shares of our common stock, investment in our company could be subject to substantial dilution:

Investors’ interests in our Company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 75,000,000 shares of common stock, $0.001 par value per share. As of March 31, 2020, there were 38,144,182 shares issued and outstanding and as of August 3, 2020 there were 40,589,197 shares of our common stock issued and outstanding. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will likely be diluted. Dilution is the difference between what investors pay for their stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our company’s common stock could seriously decline in value.

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

Because we may issue additional shares of our common stock, investment in our company could be subject to substantial dilution:

Investors’ interests in our Company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 75,000,000 shares of common stock, $0.001 par value per share. As of the date hereof there are 40,589,197 shares of our common stock issued and outstanding. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will likely be diluted. Dilution is the difference between what investors pay for their stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our company’s common stock could seriously decline in value.

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

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business and operations, and our ability to complete financial reports to enable us to comply with our reporting obligation under the Exchange Act.

The occurrence of a pandemic, epidemic, or outbreak of an infectious disease including the recent outbreak of respiratory illness caused by a novel coronavirus (COVID-19), and efforts to contain the spread of the such a pandemic, epidemic, or outbreak, which includes social distancing, travel bans and quarantine, could limited access to our facilities, management, support staff and professional advisors. These, in turn, could impact our operations, financial condition, development work and demand for our products and services, and our overall ability to react timely to mitigate the impact of such an event. These factors could substantially hamper our efforts to provide our investors with timely information and comply with our filing obligations with the Securities and Exchange Commission.

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

Cromogen prevailed in our appeal in the appeals process in No. 19-10118, United States Court of Appeals for the Eleventh Circuit on April 14, 2020. The Receiver subsequently allowed Cromogen status as an unsecured creditor in the estate. As of the date of this filing the Company remains in danger of insolvency if a plan of reorganization is not subsequently approved by the court that adequately resolves the Cromogen unsecured debt or Cromogen agrees to a settlement. Previous attempts to settle the amounts with Cromogen have been fruitless.

As part of the impact of the receivership, the Court issued a Writ of Injunction and “Blanket Stay” covering the Company and its assets during the time that the Company is in receivership. As a result of the “Blanket Stay” the Company’s estate is protected from creditors and interference with its administration is prevented while the Company’s financial issues are being fully analyzed and resolved. As part of this process, creditors will be notified and required to provide claims in writing under oath on or before the deadline stated in the notice provided by the Receiver or those claims will be barred under NRS §78.675. The Blanket Stay will remain in place unless otherwise waived by the Receiver, or it is vacated by the Court or alternatively, lifted by the Court, upon a “motion to lift stay” duly made and approved by the Nevada District Court.

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

On November 7, 2019 the Receiver for Earth Science Tech, Inc., a Nevada corporation (the “Company”) filed a motion for preliminary injunction against Majorca Group Ltd. in the 8th Judicial District in Clark County, Nevada. The filing requested a show cause hearing whereby the Company will request the Court grants it motion to cancel certain shares and class of stock and to nullify certain amendments of the Articles of Incorporation. Specifically, the Company asked that Majorca Group Ltd. be restricted from selling, transferring, converting, encumbering, hypothecating, obtaining loans against or in any fashion or in any way transferring their shares of common and preferred stock in the Company. Additionally, the motion sought a Freezing Injunction over any broker, bank, any financial institution, attorney, or agent holding shares of the Company as well as any proceeds from shares of the Company.

On January 27, 2020 Earth Science Tech, Inc., a Nevada corporation (the “Company”) reached a confidential settlement with Majorca Group, Ltd (“Majorca”). The Receiver withdrew its motion for injunction over the Majorca common and preferred shares. The Settlement Agreement provided that Majorca Group, Ltd. and all relevant parties will, within 10 days of execution of the settlement agreement, return 18,000,000 common shares and 5,200,000 Series A Preferred Stock held by Majorca for cancellation. The Series A Preferred Stock class will be cancelled completely. The remaining 6,520,000 common shares held by Majorca is subject to lockup agreement and thereafter, sales will be made only pursuant to a limited strict bleed-out agreement administered by a third party.

On May 19, 2020, the Company filed documents with the Delaware Secretary of State on May 19, 2020 to effect a holding company reorganization (the “Delaware Reorg”), which will result in a newly formed Delaware corporation, ETST Holdings, Inc., (“ETST Delaware”), owning all the capital stock of Earth Science Tech, Inc. ETST Delaware will initially be a direct, wholly owned subsidiary of Earth Science Tech, Inc. Pursuant to the Delaware Reorg, a newly formed entity (“Merger Sub”), a direct, wholly owned subsidiary of ETST Delaware and an indirect, wholly owned subsidiary of Earth Science Tech, Inc., will merge with and into Earth Science Tech, Inc., with Earth Science Tech, Inc. surviving as a direct, wholly owned subsidiary of ETST Delaware. Each share of each class of Earth Science Tech, Inc. stock issued and outstanding immediately prior to the ETST Delaware Merger will automatically convert into an equivalent corresponding share of ETST Delaware stock, having the same designations, rights, powers and preferences and the qualifications, limitations and restrictions as the corresponding share of Earth Science Tech, Inc. stock being converted. Accordingly, upon consummation of the ETST Delaware Merger, Earth Science Tech, Inc.’s current stockholders will become stockholders of ETST Delaware. The stockholders of Earth Science Tech, Inc. will not recognize gain or loss for U.S. federal income tax purposes upon the conversion of their shares in the ETST Delaware Merger.

The ETST Delaware Merger was conducted pursuant to Section 251(g) of the General Corporation Law of the State of Delaware, which provides for the formation of a holding company without a vote of the stockholders of the constituent corporations. Effective upon the consummation of the ETST Delaware Merger, ETST Delaware will adopt an amended and restated certificate of incorporation and amended and restated bylaws that are identical to those of Earth Science Tech, Inc. immediately prior to the consummation of the ETST Delaware Merger, except for the change of the name of the corporation as permitted by Section 251(g). Furthermore, the conversion will occur automatically without an exchange of stock certificates. Stock certificates previously representing shares of a class of Earth Science Tech, Inc. stock will represent the same number of shares of the corresponding class of ETST Delaware stock after the ETST Delaware Merger. Following the consummation of the ETST Delaware Merger shares of our Common Stock will continue to trade on the under the symbol ETST on the OTC Markets .

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

The following table sets forth the high and low bid quotations for our common stock as reported on the OTCQB for the periods indicated.

Fiscal 2019	Low	High
First Quarter – reported June 30, 2018	$0.421	$0.96
Second Quarter – reported September 30, 2018	$0.45	$1.64
Third Quarter – reported December 31, 2018	$0.525	$2.45
Fourth Quarter – reported March 31, 2019	$0.55	$0.929

Fiscal 2020	Low	High
First Quarter – reported June 30, 2019	$0.301	$0.949
Second Quarter – reported September 30, 2019	$0.36	$0.94
Third Quarter – reported December 31, 2019	$0.065	$0.73
Fourth Quarter – reported March 31, 2020	$0.028	$0.14

HOLDERS

As of August 3, 20120, there are 146 record holders of 40,589,197 shares of the Company’s common stock.

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

During the twelve months ended March 31, 2020, the Company issued 480,500 shares of its common stock for $237,590.00, in transactions that were exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) and/or Rule 506 promulgate under Regulation D. No gain or loss was recognized on the issuances. On June 30, 2019 the Company issued 10,000 shares, 50,000 shares, 10,000 shares, 50,000 shares, and 3,000 shares to each of its 5 individual officers at $0.73 per share. On August 23, 2019 the Company 87,500 shares, and 250,000 shares to 2 separate investors at a price of $0.40 per share. On September 30, 2019 the Company issued 10,000 shares, 50,000 shares, 10,000 shares, and 50,000 shares for each of its 4 individual officers at $0.44 per share.

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

The laws of the State of Nevada provide that the affirmative vote of a majority of the holders of the outstanding shares of our common stock and any series of our preferred stock entitled to vote thereon is required to authorize any amendment to our articles of incorporation, any merger or consolidation of Earth Science Tech, Inc. with any corporation, or any liquidation or disposition of any substantial assets of Earth Science Tech, Inc.

PREFERRED STOCK

The Company initially Designated Ten Million (10,000,000) shares of Class A Preferred Stock, $0.001 par value, on June 6, 2014 by filing said designation with the Nevada Secretary of State (the “Preferred Stock”). The holders of shares of Preferred Stock are entitled to vote on all matters coming to a vote of the shareholders of the Company as a class. The Preferred Stock has the following rights and preferences (1) it ranks senior to all other classes of stock that may be designated after it; (2) a vote of the preferred shareholders is required prior to the increase of authorized stock or the designation of a class or series of preferred stock that would be senior to the Preferred Stock; (3) holders are not entitled to dividends; (4) the holders are entitled to anti-dilution rights such that additional shares shall be granted to the extent necessary to allow the holders of the Preferred stock to maintain their voting control; (5) the shares of Preferred Stock are convertible into shares of the Company’s Common Stock on a one for one basis; (6) the holders of the Preferred Stock were entitled to ten (10) votes of common stock for each share held. On July 3, 2017 the voting preferences were changed by filing of an amendment to the Certificate of Designation with the Nevada Secretary of State such that as a class, the holders of the issued and outstanding shares of Preferred Stock are entitled to vote have the number of votes equal to 52% of the total number of common stock votes (including the common votes of the Class A Preferred stock. In addition, the authorized Class A Preferred Shares were decreased to Five Million Two Hundred Thousand (5,200,000) (the number issued and outstanding.) On January 27, 2020 the Five Million Two Hundred Thousand (5,200,000) Class A Preferred Shares were cancelled completely, the Company now has zero (0) Class A Preferred Shares issued and outstanding.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the years ended March 31, 2020 and March 31, 2019 should be read in conjunction with our consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and similar expressions to identify forward-looking statements.

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

RESULTS OF OPERATIONS

The following tables set forth summarized cost of revenue information for the year ended March 31, 2020 and for the year ended March 31, 2019:

	For the Years Ended
	March 31,
	2020	2019

Revenue	$526,139	$770,635
Cost of revenues	307,665	475,622
Gross Profit	218,474	295,013

We had product sales of $526,139 and gross profit of $218,474, representing a gross margin of 42% in 2020 compared with product sales of $770,635 and gross profit of $295,013, representing a gross margin of 38% in 2019. The sales increase in 2020 compared with 2019 is primarily due to an increase in distribution, customer awareness and demand for our branded High Grade Full Spectrum Cannabinoids products, as we continued to expand and maintain our core customer base.

OPERATING EXPENSE

A reconciliation from our net income (loss) to Adjusted EBITDA, a non-GAAP measure, for the years ended March 31, 2020 and 2019 are outlined in the table below:

	Fiscal Year Ended March 31, 2020 and March 31, 2019
	2020	2019	$ Change	% Change
Compensation - officers	$194,019	$223,404	$(29,385)	-15%
Officer Compensation Stock	$142,590	$424,055	$(281,465)	-197%
Marketing	$47,071	$242,719	$(195,648)	-416%
General and administrative	$551,480	$514,467	$37,019	7%
Donations	$—	$—	$—	—
Loss on disposal of assets	$—	$—	$—	—
Patent Impairment Expense	$—	$34,334	$(34,334)	-100%
Professional fees	$30,991	$172,127	$(141,136)	-455%
Bad Debt Expense	$—	31,211	$(31,211)	-100%
Cost of legal proceedings	$84,777	$453,553	$(368,776)	-435%
Research and development	$76,113	338,856	$(262,743)	-345%
Total operating expenses	$1,127,041	$2,434,726	$(1,307,685)	-116%

Loss from operations	(908,567)	(2,139,713)	$1,231,146	-136%

Other Income (Expenses)
Other Income	$26,351	$—
Interest expense	$(4,765)	$(75,632)
Interest Expense-Convertible Note 1-GHS	$(39,117)	$—
Interest Expense-Convertible Note 2-GHS	$(79,330)	$—
Interest Expense-Convertible Note 3-GHS	$(91,702)	$—
Interest Expense-Convertible Note 4-GHS	$(91,326)	$—
Interest Expense-Convertible Note 5-GHS	$(8,132)	$—
Interest Expense-Promissory Note-GHS	$(3,426)	$—
Interest income	—	—
Total other income (expenses)	(291,386)	(75,632)

Net loss before income taxes	(1,199,953)	(2,215,345)

Income taxes	—	—

Net loss	$(1,199,953)	$(2,215,345)

Net loss per common share:
Loss per common share-Basic and Diluted	$(0.03)	$(0.04)

For the year ended March 31, 2020, the Company had a net loss from continuing operations of approximately $1,199,953 compared to a loss from continuing operations of approximately $2,215,345 for the year ended March 31, 2019. This decrease in net loss is due largely to the Company being in receivership alleviating legal fees related to the Cromogen litigation, and the restructuring the Company significantly reducing both R&D and marketing expenses.

General and administrative expenses represent bank charges, office expenses, rent and filing fees.

INTEREST EXPENSE

Interest expense decreased to $4,765 in 2020 compared with $75,632 in 2019.

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

CASH FLOW & ASSETS

A summary of our changes in cash flows & assets for the years ended March 31, 2020 and 2019 is provided below:

	March 31, 2020	March 31, 2019
ASSETS
Current Assets:
Cash	$30,723	$127,524
Accounts Receivable (net allowance of $101,404 and $128,420 respectively)	$38,933	$70,934
Prepaid expenses and other current assets	54	33,751
Inventory	63,348	161,309
Total current assets	133,058	393,518

Property and equipment, net	4,133	11,362

Other Assets:
Patent, net	—	—
Rou Asset	11,170	—
Deposits	6,191	6,191
Total other assets	17,361	6,191
Total Assets	$154,552	$411,071

LIABILITIES AND STOCKHOLDERS’S EQUITY

Current Liabilities:
Accounts payable	$82,228	$98,109
Accrued expenses	$154,552	$85,440
Accrued settlement	$231,323	$231,323
Interest Payable-Conv Notes-GHS	9,648	—
Interest Payable-Promissory Note-GHS	3,630	—
Convertible Note 1-GHS	76,927	113,300
Convertible Note 2-GHS	88,596	—
Convertible Note 3-GHS	88,525	—
Convertible Note 4-GHS	88,894	—
Convertible Note 5-GHS	55,000	—
Promissory Note-GHS	30,000	30,000
Lease Liability-Current	11,170	—
Notes payable - related parties	59,558	59,558
Total current liabilities	980,051	617,730
Total liabilities	980,051	617,730

Commitments and contingencies

Stockholders’ (Deficit) Equity:
Convertible preferred stock with liquidation preference, par value of $0.001 pre share,10,000,000 shares authorized: 5,200,000 issued and outstanding	—	5,200
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 37,813,092 and 52,205,400 shares issued and outstanding as of March 31, 2020 and March 31, 2019 respectively	37,814	52,206
Additional paid-in capital	28,050,192	27,449,487
Accumulated deficit	(28,913,505)	(27,713,552)
Total stockholders’ (Deficit)Equity	(825,499)	(206,659)
Total Liabilities and Stockholders’ (Deficit) Equity	$154,552	$411,071

For the year ended March 31, 2020 the Company had a net loss from continuing operations of approximately $1,199,953 compared to a loss from continuing operations of approximately $2,215,345 for the year ended March 31, 2019. This decrease in net loss is due to the Company being under receivership suspending research and development and marketing expenses while restructuring the Company assets and operations while expanding sales of current products, as well as dealing with Cromogen legal matters in a different approach, greatly reducing legal expense.

Marketing expenses totaled $47,071 for the twelve months ended March 31, 2020, a decrease of $195,648 from $424,055 for the twelve months ended March 31, 2019. This decrease primarily related to the Company reducing marketing costs and utilizing existing marketing materials.

Research and development costs were totaled $76,113 for the twelve months ended March 31, 20120, a decrease of $262,743 from $338,856. The decrease is associated with the Company moving the HygeeTM medical device out of R&D phase and discontinuing CBD patent applications, (See Part I Note 2 Carrying value, recoverability and impairment of long-lived assets). The Company determined to suspend current R&D based on core needs of the business of the Company and to preserve cash.

Officer stock compensation totaled $142,590 for the twelve months ended March 31, 2020, a decrease of $281,465 from $424,055. This is due the Company not having a Chief Sales Officer during the twelve months ending March 31, 2020 compared to 2019, Company share value being lower during share compensation issuances, and officers not being issued shares for quart ending December 31, 2019 and year end March 31, 2020.

Professional fees totaled $30,991 for the twelve months ended March 31, 2020, a decrease of $141,136 from $172,127. The reduction in professional fees was due to timing and general cost savings.

Legal proceedings costs totaled $84,777 for the twelve months ended March 31, 2020, a decrease of $262,743 from $338,856. The decrease is a result of the Company being in receivership with the additional fees and legal expenses through Strongbow. The legal and professional advisors for the Receivership Estate, and expenses through general and administration.

Total Revenues - For the years ended March 31, 2020 and 2019, the Company had total sales of $526,139 and $770,635, respectively. While our revenues decreased, this was consistent with a corresponding decrease in our cost of goods sold from $304,665 for the year ended March 31, 2020 to $475,662 for the year ended March 31, 2019; resulting in a Gross Profit of $218,474 as of March 31, 2020 compared to $295,013 for the previous year ending March 31, 2019. The decrease in revenue is primarily attributed to inventory constraints as well as available supply of acceptable raw material the Company requires.

Costs and Expenses - Costs of sales, include the costs of manufacturing, packaging, warehousing and shipping our products. As we develop and release addition products, we expect our costs of sales to increase.

General and administrative expenses increased from $514,467 for the year ended March 31, 2019, to $551,480 for the year ended March 31, 2020. [This increase was due receivership fees and bank fees.]

The Company had $30,723 in Cash for the period ended March 31, 2020, compared with $127,524 for the same period ended March 31, 2019. This decrease is primarily due to inventory constraints as well as available supply of acceptable raw material the Company requires.

The Company had $82,228 in Accounts Payable for the period ended March 31, 2020, compared with $98,109 for the same period ended March 31, 2019. This decrease is primarily due to the many of the remaining balances being paid for while others are in a monthly payment plan till fully paid.

The Company had $59,558 in Notes Payable and Accrued Interest for the period ended March 31, 2020. The Company had the same amount in Notes Payable and Accrued Interest for the period ended March 31, 2019.

The Company had a Stockholder’s Deficit of $825,499 for the period ended March 31, 2020, compared with $206,659 of Stockholder’s Equity for the same period ended March 31, 2019. This increase is primarily due to the Company’s effective S-1 being utilized.

We are a smaller reporting company, as defined by 17 CFR § 229.10(f)(1). We do not consider the impact of inflation and changing prices as having a material effect on our net sales and revenues and on income from our operations for the previous two years or from continuing operations going forward.

The Company achieved a gross margin percentage of 42% for the year ended March 31, 2020, a increase of 3% from the gross margin percentage of 38% for the prior year ended March 31, 2019. The Company expects this gross margin percentage to increase marginally as it achieves greater economies of scale from higher volumes of sales and is consequently able to purchase inventory at lower prices.

CASH FLOWS FROM OPERATING ACTIVITIES

Operating Activities - For the years ended March 31, 2020 and March 31, 2019, the Company used cash for operating activities of $518,620 and $1,643,024, respectively. Management aggressively managed expenses and reduced cash outflows based on reduced sales velocity.

CASH FLOWS FROM INVESTING ACTIVITIES

During the years ended March 31, 2020 and March 31, 2019, the Company had no cash flows from investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

During the year ended March 31, 2020, the Company received $421,819 in cash from issuance of unregistered and registered commons stock and issuance of convertible note. For the Year ended March 31, 2019, the Company received $1,698,510 in cash proceeds from the sale of common stock and convertible and promissory notes.

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

March 31, 2020

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Earth Science Tech Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Earth Science Tech Corporation as of March 31, 2020 and 2019, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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
August [ ],2020

EARTH SCIENCE TECH, INC. AND SUSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31 2020	March 31, 2019
ASSETS
Current Assets:
Cash	$30,723	$127,524
Accounts Receivable(net allowance of $101,404 and $ 128,420 respectively)	$38,933	$70,934
Prepaid expenses and other current assets	54	33,751
Inventory	63,348	161,309
Total current assets	133,058	393,518

Property and equipment, net	4,133	11,362

Other Assets:
Patent, net	—	—
Rou Asset	11,170	—
Deposits	6,191	6,191
Total other assets	17,361	6,191
Total Assets	$154,552	$411,071

LIABILITIES AND STOCKHOLDERS’S EQUITY

Current Liabilities:
Accounts payable	$82,228	$98,109
Accrued expenses	$154,552	$85,440
Accrued settlement	231,323	231,323
Interest Payable-Conv Notes-GHS	9,648	—
Interest Payable-Promissory Note-GHS	3,630	—
Convertible Note 1-GHS	76,927	113,300
Convertible Note 2-GHS	88,596	—
Convertible Note 3-GHS	88,525	—
Convertible Note 4-GHS	88,894	—
Convertible Note 5-GHS	55,000	—
Promissory Note-GHS	30,000	30,000
Lease Liability-Current	11,170	—
Notes payable - related parties	59,558	59,558
Total current liabilities	980,051	617,730
Total liabilities	980,051	617,730

Commitments and contingencies

Stockholders’ (Deficit) Equity:
Convertible preferred stock with liquidation preference, par value of $0.001 pre share,10,000,000 shares authorized: 5,200,000 issued and outstanding	—	5,200
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 37,813,092 and 52,205,400 shares issued and outstanding as of March 31, 2020 and March 31, 2019 respectively	37,814	52,206
Additional paid-in capital	28,050,192	27,449,487
Accumulated deficit	(28,913,505)	(27,713,552)
Total stockholders’ (Deficit)Equity	(825,499)	(206,659)
Total Liabilities and Stockholders’ (Deficit) Equity	$154,552	$411,071

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2020	2019
Revenue	$526,139	$770,635
Cost of revenues	307,665	475,622
Gross Profit	218,474	295,013

Operating Expenses:
Compensation - officers	194,019	223,404
Officer Compensation Stock	142,590	424,055
Marketing	47,071	242,719
General and administrative	551,480	514,467
Donations	—	—
Loss on disposal of assets	—	—
Patent Impairment Expenses	—	34,334
Professional fees	30,991	172,127
Bad Debt Expense	—	31,211
Cost of legal proceedings	84,777	453,553
Research and development	76,113	338,856
Total operating expenses	1,127,041	2,434,726

Loss from operations	(908,567)	(2,139,713)

Other Income (Expenses)
Interest Income/(expense)	21,586	(75,632)
Interest Expense-Convertible Note 1-GHS	(39,117)	—
Interest Expense-Convertible Note 2-GHS	(79,330)	—
Interest Expense-Convertible Note 3-GHS	(91,702)	—
Interest Expense-Convertible Note 4-GHS	(91,326)	—
Interest Expense-Convertible Note 5-GHS	(8,071)	—
Interest Expense-Promissory Note-GHS	(3,426)	—
Interest income	—	—
Total other income (expenses)	(291,386)	(75,632)

Net loss before income taxes	(1,199,953)	(2,215,345)

Income taxes	-	-

Net loss	$(1,199,953)	$(2,215,345)

Net loss per common share:
Loss per common share-Basic and Diluted	$(0.03)	$(0.04)

EARTH SCIENCE TECH. INC, AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED MARCH 31, 20120 AND 2019

	Common Stock		Preferred Stock		Additional Paid-in	Accu-mulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance March 31, 2018	46,150,207	46,150	5,200,000	5,200	25,326,876	(25,498,207)	(119,981)

Common stock issued for cash	5,180,093	5,180			1,559,014		1,564,194
Common stock issued for services	75,000	75			57,345		57,420
Common stock issued for officer compensation	494,500	495			423,559		424,054
Common stock issued for employee compensation	30,600	31			24,052		24,083
Common stock returned to company							-
Common stock duplicated to be cancelled	275,000	275			(275)		-
BCF Intrinsic value on Convertible Note-GHS					58,916		58,916
Net Loss						(2,215,345)	(2,215,345)

Balance March 31, 2019	52,205,400	$52,206	$5,200,000	$5,200	$27,449,487	$(27,713,552)	(206,659)

Common stock issued for cash	2,926,699	2,927			218,892		221,819
Common stock issued for services
Common stock issued for officer compensation	243,000	243			142,347		142,590
Common stock issued for employee compensation
Adjustment to 8/18/19 conversion rate on 237,993 shares issued to GHS					(59,498)		-
Common Stock cancellation-Majorca 1/24/20	(18,000,000)	(18,000)			18,000
Preferred Stock cancellation-Majorca 1/24/20			(5,200,000)	(5,200)	5,200		(5,200)
Common stock issued for Conversion on Note	437,993	438			133,258		133,696
BCF Intrinsic value on Convertible Note-GHS					142,506		142,506
Net Loss						(1,078,478)	(1,078,478)

Balance March 31, 2020	37,813,092	$37,814	$—	—	$28,050,192	$(28,792,030)	(704,024)

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended March 31
	2020	2019
Cash Flow From Operating Activities:
Net loss	(1,999,953)	(2,215,345)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	142,590	448,137
Stock issued for services	—	57,420
Depreciation and amortization	7,229	11,533
Changes in operating assets and liabilities:
Increase/Decrease in deposits
Increase/Decrease in prepaid expenses and other current assets	82,401	96,634
Decrease/Increase in inventory	97,961	(26,525)
Increase in other assets
Increase in accrued settlement
Increase in accounts payable	351,152	(14,878)
Net Cash Used in Operating Activities	(518,620)	(1,643,024)

Investing Activities:
Purchases of property and equipment
Patent expenditures	—	—
Net Cash Used in Investing Activities	—	—

Financing Activities:
Proceeds from issuance of common stock	221,819	1,564,194
Proceeds from notes payable- related party	—	—
Proceeds from Convertible Note 1-GHS	200,000	104,316
Proceeds from Promissory Note- GHS	—	30,000
Repayment of advances from related party	—	—
Net Cash Provided by Financing Activities	421,819	1,698,510

Net Increase in Cash	(96,801)	55,486

Cash - Beginning of year	127,524	72,038
Cash - End of year	30,723	127,524

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

We operate through wholly-owned subsidiaries which provide products, marketing and distribution. As of December 2014, Nutrition Empire, Inc. was opened as a brick and mortar retail store that provides health, wellness, sports nutrition and dietary supplement products at competitive prices. In March 2015, the Company created Earth Science Tech Vapor One, Inc., a license and distribution company allowing us entry in the maturing marketplace of the vaping industry. In 8/22/2016 Earth Science Pharmaceuticals, Inc. was formed to acquire Beo Its, Inc. Our licensing relationship gives us the market mobility, allowing us to capture the emerging market offering our Cannabidiol oil to our retail partners as demand emerges.

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

Inventories

Inventories consist of various types of nutraceuticals and bioceuticals at the Company’s main facility. Inventories are stated at the lower of cost or market using the first in, first out (FIFO) method. A reserve is established if necessary to reduce excess or obsolete inventories to their net realizable value.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2020 the Company has not recorded any unrecognized tax benefits.

Interest and penalties related to liabilities for uncertain tax positions will be charged to interest and operating expenses, respectively. The Company has net operating loss carry forwards (NOL) for income tax purposes of approximately $6,150,613. This loss is allowed to be offset against future income until the year 2039 when the NOL’s will expire. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the substantial losses incurred through March 31, 2020. The change in the valuation allowance for the years ended March 31, 2020 and 2019 was an increase of $0 and $0, respectively.

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

As of March 31 2020 the Company has no warrants that are anti-dilutive and not included in the calculation of diluted loss per share.

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

Intangible Assets

In October 2014, the Company acquired a patent that is being amortized over its useful life of fifteen years in accordance with ASC 350, “Intangibles - Goodwill and Other”. The Company purchased the patent through a cash payment of $25,000. Additionally, the Company capitalized patent fees of $26,528. The Company’s balance of intangible assets on the condensed consolidated balance sheet net of accumulated amortizations $0 and $34.334 as of March 31, 2020 and March 31, 2019, respectively. Amortization expense related to the intangible assets was $4,406.00 and $4,406.00, respectively for the years ended March 31, 2019 and 2018, respectively.

Reclassification

Certain amounts from the prior period have been reclassified to conform to the current period presentation.

Note 3 — Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At March 31, 2020, the Company had negative working capital, an accumulated deficit of $28,913,505 and was in negotiations to extend the maturity date on notes payable that are in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Related Party Balances and Transactions

Kannabidioid, Inc. is currently in development stage and has had no related party revenue from Earth Science Tech, Inc. for the three months ended March 31, 2020.

On January 11, 2019, Robert Stevens was appointed by the Nevada District Court as Receiver for the Company in Case No. A-18-784952-C. As approved by the Nevada District Court, Strongbow Advisors, Inc., an entity controlled by Robert Stevens (“Strongbow”), is compensated at a rate of $400 per hour for his services as the Company’s Receiver. During the twelve months ended March 31, 2020, $319,256.84 has been paid to Strongbow as compensation for Mr. Stevens’ services as the Company’s Receiver.

Note 5 – Stockholders’ Equity

During the years ended March 31, 2020 and 2019, the Company issued 3,164,692 and 5,180,903 common shares for cash of $335,117.44 and $1,564,194 respectively.

During the years ended March 31, 2020 and 2019, the Company issued 0 and 75,000 common shares for services at a fair value of $0.00 and $57,420 respectively.

During the years ended March 31, 2020 and 2019, the Company issued 240,000 and 494,500 common shares with a fair value of $142,590 and $424,054, respectively to officers as compensation.

On June 30, 2019 the Company issued to five executive officers at a price of $0.73 per share an aggregate of 123,000 restricted shares of the Company’s Common Stock for an aggregate consideration of $89,790.

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

On August 30, 2019 the Company issued to two separate investors at a price of $0.40 per share an aggregate of 237,500 restricted shares of the Company’s Common Stock for an aggregate consideration of $95,000.

On September 30, 2019 the Company issued to four executive officers at a price of $0.44 per share an aggregate of 120,000 restricted shares of the Company’s Common Stock for an aggregate consideration of $52,800.

On October 16, 2019 the Company issued to GHS Investments LLC through its S-1 at a price of $0.08 per share an aggregate of 177,663 free trading shares of the Company’s Common Stock for an aggregate consideration of $14,213.04.

On October 23, 2019 the Company issued to GHS Investments LLC through its S-1 at a price of $0.228 per share an aggregate of 80,060 free trading shares of the Company’s Common Stock for an aggregate consideration of $18,253.60 .

On December 18, 2019 the Company issued to GHS Investments LLC through its S-1 at a price of $0.05272 per share an aggregate of 189,648 free trading shares of the Company’s Common Stock for an aggregate consideration of $9,998.20.

On January 7, 2020 the Company issued to GHS Investments LLC through its S-1 at a price of $0.048 per share an aggregate of 239,671 free trading shares of the Company’s Common Stock for an aggregate consideration of $11,504.20.

On January 21, 2020 the Company issued to GHS Investments LLC through its S-1 at a price of $0.05608 per share an aggregate of 242,369 free trading shares of the Company’s Common Stock for an aggregate consideration of $13,592.00.

On February 6, 2020 the Company issued to GHS Investments LLC through its S-1 at a price of $0.072 per share an aggregate of 165,962 free trading shares of the Company’s Common Stock for an aggregate consideration of $11,949.20.

On February 21, 2020 the Company issued to GHS Investments LLC through its S-1 at a price of $0.05552 per share an aggregate of 430,800 free trading shares of the Company’s Common Stock for an aggregate consideration of $23,918.00.

On March 13, 2020 the Company issued to GHS Investments LLC through its S-1 at a price of $0.02008 per share an aggregate of 717,232 free trading shares of the Company’s Common Stock for an aggregate consideration of $14,402.00.

On March 27, 2020 the Company issued to GHS Investments LLC through its S-1 at a price of $0.02016 per share an aggregate of 445,794 free trading shares of the Company’s Common Stock for an aggregate consideration of $8,987.20.

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

Cromogen prevailed in our appeal in the appeals process in No. 19-10118, United States Court of Appeals for the Eleventh Circuit on April 14, 2020. The Receiver subsequently allowed Cromogen status as an unsecured creditor in the estate. As of the date of this filing the Company remains in danger of insolvency if a plan of reorganization is not subsequently approved by the court that adequately resolves the Cromogen unsecured debt or Cromogen agrees to a settlement. Previous attempts to settle the amounts with Cromogen have been fruitless.

As part of the impact of the receivership, the Court issued a Writ of Injunction and “Blanket Stay” covering the Company and its assets during the time that the Company is in receivership. As a result of the “Blanket Stay” the Company’s estate is protected from creditors and interference with its administration is prevented while the Company’s financial issues are being fully analyzed and resolved. As part of this process, creditors will be notified and required to provide claims in writing under oath on or before the deadline stated in the notice provided by the Receiver or those claims will be barred under NRS §78.675. The Blanket Stay will remain in place unless otherwise waived by the Receiver, or it is vacated by the Court or alternatively, lifted by the Court, upon a “motion to lift stay” duly made and approved by the Nevada District Court.

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

On January 27, 2020 Earth Science Tech, Inc., a Nevada corporation (the “Company”) reached a confidential settlement with Majorca Group, Ltd (“Majorca”). The Receiver will withdraw its motion for injunction over the Majorca common and preferred shares. The Settlement Agreement provides that Majorca Group, Ltd. and all relevant parties will, within 10 days of execution of the settlement agreement, return 18,000,000 common shares and 5,200,000 Series A Preferred Stock held by Majorca for cancellation. The Series A Preferred Stock class will be cancelled completely. The remaining 6,520,000 common shares held by Majorca is subject to lockup agreement and thereafter, sales will be made only pursuant to a limited strict bleed-out agreement administered by a third party.

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

Lease Agreements

On August 14, 2017, the Company entered into an office lease covering its new Doral, Florida headquarters, with landlord Doral Flex. The Lease term is for 37 months commencing on September 1, 2017 and ending on September 30, 2020. The monthly rent, including sales tax is $1,990, $2,056 and $2,124 for the years ending 9/30/2018, 9/30/2019 and 9/30/2020, respectively. A deposit of $6,191 was tendered to secure the lease. Rent expense for the year ended March 31, 2020 and 2019 were $27,801 and $27,022.17 respectively.

Note 7 - Balance Sheet and Income Statement Footnotes

Accounts receivable represent normal trade obligations from customers that are subject to normal trade collection terms, without discounts or rebates. If collection is expected in one year or less they are classified as current assets. If not, they are presented as non-current assets. Notwithstanding, these collections, the Company periodically evaluates the collectability of accounts receivable and considers the need to establish an allowance for doubtful debts based upon historical collection experience and specifically identifiable information about its customers. As of March 31, 2020, and 2019, the Company had allowances of $101,404 and $128,420 respectively. The Company used an allowance of 40% of receivables over 90 days to charge bad debt expense.

Prepaid expenses and other current assets for year ended March 31, 2020 were $54 which are significantly lower than March 31, 2019 of $33,751 due to released deposits and advance work to be performed requiring deposits.

Accounts payable are obligations to pay for goods and services that have been acquired in the ordinary course of business from suppliers. Accounts payable are classified as current liabilities if payment is due within one year or less (or in the normal operating cycle of the business if longer). If not, they are presented as non-current liabilities

Accrued expenses of $154,552 as of March 31, 2020 represent $126,000 of accrued payroll for former Company Officer, Michele Aube and $28,552 of accrued interest on related Notes Payable.

Marketing expenses were $47,071 and $242,719 for March 31, 2020 and 2019 respectively.

General and administrative expenses were $551,480 and $514,467 for March 31, 2020 and 2019 respectively. For the period March 31, 2020, the majority comprises of Receiver admin fees of $301,347, accounting and audit fees of $57,792, employee compensation of $46,118. The remainder of $146,223 was for rent and other expenses.

Professional fees were $30,991 and $172,127 for years ended March 31, 2020 and 2019, respectively. The bulk of these expenses were paid to transfer agent for issuance of stock for $3,292, Strongbow Advisors for $15,160, $539 to DLA Piper, and OTC Markets for $12,000 for the year ended March 31, 2020.

Research and development were $76,113 and $338,856 for years ending March 31, 2020 and 2019. These expenses were for further development of the medical device.

Note 8-Subsequent Events

On May 18, 2020, Michel Aube resigned from both CEO and Chief Science Officer (CSO) positions in Earth Science Tech and all positions within its three wholly owned subsidiaries including; Canno Ino Laboratories, Inc., Earth Science Pharmaceuticals, Inc., and Cannabis Therapeutics, Inc.

On My 18, 2020, Nickolas S. Tabraue was appointed as CEO of Earth Science Tech, Inc., retaining his roles as President, Director, and Chairman.

On May 18, 2020, Earth Science Tech, Inc. filed documents with the Delaware Secretary of State to effect a holding company reorganization (the “Delaware Reorg”), which will result in a newly formed Delaware corporation, ETST Holdings, Inc., (“ETST Delaware”), owning all the capital stock of Earth Science Tech, Inc. ETST Delaware will initially be a direct, wholly owned subsidiary of Earth Science Tech, Inc. Pursuant to the Delaware Reorg, a newly formed entity (“Merger Sub”), a direct, wholly owned subsidiary of ETST Delaware and an indirect, wholly owned subsidiary of Earth Science Tech, Inc., will merge with and into Earth Science Tech, Inc., with Earth Science Tech, Inc. surviving as a direct, wholly owned subsidiary of ETST Delaware. Each share of each class of Earth Science Tech, Inc. stock issued and outstanding immediately prior to the ETST Delaware Merger will automatically convert into an equivalent corresponding share of ETST Delaware stock, having the same designations, rights, powers and preferences and the qualifications, limitations and restrictions as the corresponding share of Earth Science Tech, Inc. stock being converted. Accordingly, upon consummation of the ETST Delaware Merger, Earth Science Tech, Inc.’s current stockholders will become stockholders of ETST Delaware. The stockholders of Earth Science Tech, Inc. will not recognize gain or loss for U.S. federal income tax purposes upon the conversion of their shares in the ETST Delaware Merger.

The ETST Delaware Merger was conducted pursuant to Section 251(g) of the General Corporation Law of the State of Delaware, which provides for the formation of a holding company without a vote of the stockholders of the constituent corporations. Effective upon the consummation of the ETST Delaware Merger, ETST Delaware will adopt an amended and restated certificate of incorporation and amended and restated bylaws that are identical to those of Earth Science Tech, Inc. immediately prior to the consummation of the ETST Delaware Merger, except for the change of the name of the corporation as permitted by Section 251(g). Furthermore, the conversion will occur automatically without an exchange of stock certificates. Stock certificates previously representing shares of a class of Earth Science Tech, Inc. stock will represent the same number of shares of the corresponding class of ETST Delaware stock after the ETST Delaware Merger. Following the consummation of the ETST Delaware Merger shares of our Common Stock will continue to trade on the under the symbol ETST on the OTC Markets.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 1992 (“COSO”) in Internal Control-Integrated Framework. The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

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

Directors and Executive Officers

Name	Principal Occupation	Age	Director or Officer Since
Nickolas S. Tabraue	President, Secretary Director, Chairman of the Board	32	2015
Steve Warm	Director and Chief Legal Counsel	77	2017
Gagan Hunter	Chief Operating Officer and Director	61	2018
Wendell Hecker	Chief Financial Officer	64	2018
Sergio Castillo	Chief Marketing Officer	36	2017
Robert Stevens	Court Appointed Receiver	54	2019

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

Officer and Director Background:

Nickolas S. Tabraue -CEO, President, Director, & Chairman

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

Robert Stevens – Appointed Receiver

Mr. Stevens has more than 30 years of experience in the securities and finance industries. Mr. Stevens is president of Somerset Capital Ltd (“Somerset”) which he founded in 2001 and he serves as president and managing director. Somerset is a private capital firm that employs industry-specific skillsets to make strategic investments in distressed and turnaround situations as well as merger and direct investments in private and pre-public companies. Mr. Stevens is also president of Strongbow Advisors, Inc., which provides turnaround and receiver advisory as well as consulting services. Mr. Stevens also serves as a court – appointed receiver. Mr. Stevens was also Managing Director of Technology Partners, a private equity and M&A firm from 2006 to 2013. Mr. Stevens is currently an independent director for from Social Enterprises (OTCQB: GRMM) where he serves as chair of the audit committee, and has also served on the board of AppTech Corp (OTC: APCX) from July 2016 to March of 2017.

Steve Warm, Esq. – Director & Chief Legal Counsel

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

Wendell Hecker – CFO

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

Sergio Castillo – Chief Marketing Officer (CMO)

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

Gagan Hunter – Director & COO

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

Special Note – Former Officer and Director

Dr. Michel Aube – Former CEO & Chief Science Officer (CSO)

Dr. Aubé has wide-ranging expertise in the life sciences. As a microbiologist he furthered his graduate studies at Laval University, earning a Master’s degree in Cell Biology and Molecular Physiology as well as a PhD in Physiology-Endocrinology. Prior to joining Earth Science from 2008-2010 he served as a Post-doc Researcher in Immunology at the University of Montreal where he was responsible for the development of a therapeutic vaccine to treat AIDS based on ex-vivo maturation of dndritic cells from patients. Thereafter, in 2010, he was a post-doc researcher conducting fundamental research to understand the role of the genes implicated in the maturation of T cells, and in 2012 his research was focused on understanding the mechanism of action of a new drug that improves the graft versus host disease in patients that received hematopoietic stem cell transplants. Following his post-doc research at the University of Montreal in 2013 he founded BOE, ITS with the objective of developing the company’s MSN-2 medical device for the treatment of Sexually Transmitted Infections. In addition, he created and taught three postdoctoral courses in Immunology. His scientific research in Sexually Transmitted Infections (STIs), Cancer and Stem Cell biology has been published in several prestigious medical journals. Dr. Aubé has received a number of Awards for Excellence from the Network for environmental health research and childhood diseases. On May 18, 2020, Michel Aube resigned from both CEO and Chief Science Officer (CSO) positions in Earth Science Tech and all positions within its three wholly owned subsidiaries including; Canno Ino Laboratories, Inc., Earth Science Pharmaceuticals, Inc., and Cannabis Therapeutics, Inc.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to officers and board members during the fiscal years ended March 31, 2020 and 2019. The table sets forth this information for Earth Science Tech, Inc. including salary, bonus, and certain other compensation to the Board members and named executive officers for the past two fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Nickolas S. Tabraue,	2020	84,000	—	56,500	(1)	—	—	140,500
President, Secretary & Director	2019	104,000	—	172,000	( )	—	—	276,00.00

Dr. Michel Aube,	2020	3,000	—	56,500	(2)	—	—	59,500
Chief Executive Officer	2019	48,0000	—	172,0000	( )	—	—	220,000

Wendell Hecker	2020	28,300	—	11,500	(3)	—	—	39,800
Chief Financial Officer	2019	30,500	—	34,400	( )	—	—	64,900

Gagan Hunter	2020	72,000	—	11,500	(4)	—	—	83,500
Chief Operating Officer	2019	69,923	—	34,400	( )	—	—	104,323

(1)	During the fiscal year ended March 31, 2020, as compensation for services rendered, was issued: (i) 50,000 shares of common stock, at a price of $0.73 per share; (ii) 50,000 shares of common stock, at a price of $0.44 per share.
(2)	During the fiscal year ended March 31, 2020, as compensation for services rendered, was issued: (i) 50,000 shares of common stock, at a price of $0.73 per share; (ii) 50,000 shares of common stock, at a price of $0.44 per share.
(3)	During the fiscal year ended March 31, 2020, as compensation for services rendered, was issued: (i) 10,000 shares of common stock, at a price of $0.73 per share; (ii) 10,000 shares of common stock, at a price of $0.44 per share.
(4)	During the fiscal year ended March 31, 2020, as compensation for services rendered, was issued: (i) 10,000 shares of common stock, at a price of $0.73 per share; (ii) 10,000 shares of common stock, at a price of $0.44 per share.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 31, 2020, we had outstanding 38,144,182 shares of common stock. Each share of common stock is currently entitled to one vote on all matters put to a vote of our stockholders. The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of the date hereof by:

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

Beneficial Owner(1)	Common Stock	Series A Preferred Stock	Number of Shares Beneficially Owned(2)	Percent(3)
5% Stockholders:
Majorca Group, Ltd.(6)	6,520,000		6,520,000	17.09%
Great Lakes Holdings Group, Inc.(7)	6,700,000		6,700,000	17.56%
Named Executive Officers and Directors:
Michel Aube – Former Chief Executive Officer and Chief Science Officer(4)	618,500		618,500	1.62%
Nickolas S. Tabraue – President, Secretary and Director (former Chief Operating Officer)	1,000,000		1,000,000	2.62%
Steven Warm, Chief Counsel and Director	14,500		14,500	0.04%
Wendell Hecker, Chief Financial Officer	70,000		70,000	0.18%
Sergio Castillo, Chief Marketing Officer	0		0	0
David Barbash, Chief Sales Officer	7,000		7,000	0.02%
Gagan Hunter, Chief Operating Officer	70,000		70,000	0.18%
All executive officers and directors as a group (7 persons)			1,780,000	4.67%

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2)	Under SEC rules, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options or the settlement of other equity awards.

(3)	Calculated on the basis of 38,144,182 shares of common stock outstanding as of March 31, 2020, plus any additional shares of common stock that a stockholder has the right to acquire within 60 days after March 31, 2020. Further, the positions listed are as of the date of this Registration Statement.

(4)	Under his agreement with the Company, Dr. Michel Aube received additional shares as compensation for his services and in connection with the acquisition of his company, BOE Its, Inc.

(5)	Nickolas S. Tabraue was Chief Operating Officer from October 2015-March 2018 in addition to the other positions he held the positions listed are current as of the date of this Registration Statement. He receives 50,000 shares per quarter as part of his compensation package and as such as of March 31, 2020 he held 1,000,000 or 2.62% of 38,144,182 shares outstanding.

(6)	Majorca is owned 100% by John Morgan who is also its director and CEO.

(7)	Great Lakes is owned and controlled by Dr. Issa El-Cheikh.

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

There were no grants of stock options since inception to March 31, 2020. We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2014, a former stockholder provided funds to the Company evidenced by 8% uncollateralized notes payable due September 30, 2014. As of March 31, 2020, and March 31, 2018, the Company had $59,558 and $59,558, respectively of these notes payable which are in default. The Company is in current negotiations to extend the maturity of these notes for an additional 2 years. Interest expense for the years ended March 31, 2020 and 2019, were $ 0.00 and $ 0.00, respectively.

EQUITY ISSUANCES TO OFFICERS AND DIRECTORS

The President, Director, & Chairman of Earth Science Tech, Inc., Nickolas S. Tabraue, received 100,000 shares of the Company’s common stock during the year ended March 31, 2020.

The former CEO & Chief Sales Officer, (CSO) of Earth Science Tech, Inc., Dr. Michel Aube, received 100,000 shares of the Company’s common stock during the year ended March 31, 2020.

The Director & COO of Earth Science Tech, Inc., Gagan Hunter, received 20,000 shares of the Company’s common stock during the year ended March 31, 2020.

The CFO of Earth Science Tech, Inc., Wendell Hecker, received 20,000 shares of the Company’s common stock during the year ended March 31, 2020.

Item 14. Principal Accounting Fees and Services.

During the fiscal year ended March 31, 2020 we incurred approximately $56,592 in audit and audit related fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended March 31, 2020. We did not incur any other fees or tax related services fees during that time period.

During the fiscal year ended March 31, 2019 we incurred approximately $77,396 in fees for professional services rendered in connection with the audit of financial statements for the fiscal year ended March 31, 2019, and no other fees for professional services rendered by our principal independent accountants or related to tax services, for a total of $77,396.

BF Borgers is the Company’s principal auditing accountant firm. The Company’s Board of Directors has considered whether the provisions of audit services are compatible with maintaining BF Borgers’s independence. The engagement of our independent registered public accounting firm was approved by our Board of Directors prior to the start of the audit of our consolidated financial statements for the year ended March 31, 2020.

The following table represents aggregate fees billed to the Company for the years ended March 31, 2020 and 2019.

Services	2020		2019
Audit fees		$56,592		$67,000
Audit related fees	$			$10,396
Tax fees	$		$
All other fees	$		$
Total fees		$59,592		$77,396

PART IV

ITEM 15. EXHIBITS

The following exhibits are incorporated into this Form 10-K Annual Report:

		Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation	10-12(G)/A	1.1	08/13/2018

3.2	Amendment of Articles of Incorporation	10-12(G)/A	1.2	08/13/2018

3.3	Bylaws of Earth Science Tech, Inc.	10-12(G)/A	1.3	08/13/2018

10.12	Avelies Employment Agreement	10-12(G)/A	10.11	08/13/2018

10.13	AATAC Agreement	10-12(G)/A	10.12	08/13/2018

10.14	Participation Agreement	8-K	10.1	09/19/2018

10.15	Services Agreement for Canna Inno Laboratories Inc. – French Version	8-K	10.1	10/18/2018

10.16	Services Agreement for Canna Inno Laboratories Inc. – English Translation	8-K	10.2	10/18/2018

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase				X

101.LAB	XBRL Taxonomy Extension Label Linkbase				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RECEIVER FOR EARTH SCIENCE TECH, INC. CASE NO. A-18-784952-C STRONGBOW ADVISORS, INC.

Dated: August 10, 2020	By:	/s/ Robert Stevens
Robert Stevens
	Its:	Receiver

EARTH SCIENCE TECH, INC.

Dated: August 10, 2020	By:	/s/ Nickolas S. Tabraue
Nickolas S. Tabraue, under the supervision and direction of Robert Stevens and Strongbow Advisors, Inc., receiver for Earth Science Tech, Inc. Case No. A-18-784952-C
	Its:	CEO President, Director, & Chairman

