Form 10-K/A
period 2020-03-31
Earth Science Tech, Inc.
filed 2020-08-18
CIK 1538495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

EXPLANATORY NOTE

On March 4, 2020, the Securities and Exchange Commission (the “SEC”) issued an order (as modified on March 25, 2020, the “SEC Order”), providing conditional relief to public companies that are unable to timely comply with their filing obligations as a result of the outbreak of the novel coronavirus (“COVID-19”). On June 28, 2020 Earth Science Tech, Inc., (the “Company”) elected to rely on the conditional filing relief provided under the SEC Order by filing a Current Report on Form 8-K to obtain 45 additional days within which to file its Annual Report on Form 10-K for the year end March 31, 2020 (the “Form 10-K”). The filing of this Form 8-K effectively moved the due date for the filing of Form 10-K to August 13, 2020.

We relied upon the SEC Order because we were unable to file by June 29, 2020 due to the ongoing impact of COVID-19 on our operations and our employees.

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

Today, ETST is a biotechnology company focused on unique nutraceuticals and bioceuticals designed to excel in industries such as health, wellness, nutrition, supplements, cosmetics and alternative medicine to improve the quality of life for consumers worldwide. ETST seeks to deliver non-prescription nutritional and dietary supplements that help with treating symptoms such as: chronic pain, joint pain, inflammation, seizures, high blood pressure, memory loss, depression, weight management, nausea, aging and overall wellness. This may include products such as CBD as a natural constituent of hemp oil, vitamins, minerals, herbs, botanicals, personal care products, homeopathies, functional foods and other products. These products will be in various formulations and delivery forms including capsules, tablets, soft gels, chewables, sprays, powders, and whole herbs.

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

The FDA has not approved cannabis, marijuana, industrial hemp or CBD derived from cannabis or industrial hemp as a safe and effective drug for any indication. The FDA considers these substances illegal Schedule 1 drugs. As of the date of this filing, we have not, and do not intend to file an IND with the FDA, concerning any of our products that may contain cannabis, industrial hemp or CBD derived from industrial hemp. Further, The FDA has concluded that products containing cannabis, marijuana industrial hemp or CBD derived from industrial hemp are excluded from the dietary supplement definition under sections 201(ff)(3)(B)(i) and (ii) of the U.S. Food, Drug & Cosmetic Act, respectively. Our products are not marketed or sold as dietary supplements. However, at some indeterminate future time, the FDA may choose to change its position concerning products containing cannabis, marijuana, or CBD derived from industrial hemp, and may choose to enact regulations that are applicable to such products, including, but not limited to: the growth, cultivation, harvesting and processing of cannabis and marijuana; regulations covering the physical facilities where cannabis and marijuana are grown; and possible testing to determine efficacy and safety of CBD. In this hypothetical event, our industrial hemp-based products containing CBD may be subject to regulation. In the hypothetical event that some or all of these regulations are imposed, we do not know what the impact would be on the cannabis industry in general, and what costs, requirements and possible prohibitions may be enforced. If we are unable to comply with the conditions and possible costs of possible regulations and/or registration as may be prescribed by the FDA, we may be unable to continue to operate our business.

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

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

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

ITEM 16. FORM 10-K/A SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RECEIVER FOR EARTH SCIENCE TECH, INC. CASE NO. A-18-784952-C STRONGBOW ADVISORS, INC.

Dated: August 18, 2020	By:	/s/ Robert Stevens
Robert Stevens
	Its:	Receiver

EARTH SCIENCE TECH, INC.

Dated: August 18, 2020	By:	/s/ Nickolas S. Tabraue
Nickolas S. Tabraue, under the supervision and direction of Robert Stevens and Strongbow Advisors, Inc., receiver for Earth Science Tech, Inc. Case No. A-18-784952-C
	Its:	CEO President, Director, & Chairman

