Form 10-Q
period 2020-06-30
Earth Science Tech, Inc.
filed 2020-08-24
CIK 1538495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 03, 2020, there were 40,589,197 shares of registrant’s common stock outstanding.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2020	2020
ASSETS
Current Assets:
Cash	$29,240	$30,723
Accounts Receivable(net allowance of $101,404 and 101,404 respectively )	$28,902	$38,933
Prepaid expenses and other current assets	—	54
Inventory	59,664	53,348
Total current assets	117,806	133,058

Property and equipment, net	3,207	4,133

Other Assets:
Patent, net	—	—
Rou Asset	5,608	11,170
Deposits	6,191	6,191
Total other assets	11,799	17,361
Total Assets	$132,812	$154,552

LIABILITIES AND STOCKHOLDERS’S EQUITY

Current Liabilities:
Accounts payable	$96,401	$82,228
Accrued expenses	$164,744	$154,552
PPP Loan	$31,750	$—
Accrued settlement	3,994,523	231,323
Interest Payable-Conv Notes-GHS	19,715	9,648
Int Payable-Promissory Note-GHS	4,976	3,630
Convertible Note 1-GHS	76,927	76,927
Convertible Note 2-GHS	88,596	88,596
Convertible Note 3-GHS	88,825	88,825
Convertible Note 4-GHS	88,894	88,894
Convertible Note 5-GHS	55,000	55,000
Promissory Note-GHS	30,000	30,000
Lease Liability Current	5,608	11,170
Notes payable - related parties	59,558	59,558
Total current liabilities	4,805,517	980,351
Long Term Liabilities

Total liabilities	4,805,517	980,351

Commitments and contingencies

Stockholders’ (Deficit) Equity:

Convertible preferred stock with liquidation preference, par value of $0.001 pre share,10,000,000 shares authorized: 5,200,000 issued and outstanding	—	—
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 39,786,879 and 37,813092 shares issued and outstanding as of June 30, 2020 and March 31, 2020 respectively	39,788	37,814
Additional paid-in capital	28,088,810	28,050,192
Accumulated deficit	(32,801,303)	(28,913,805)
Total stockholders’ (Deficit)Equity	(4,672,705)	(825,799)
Total Liabilities and Stockholders’ (Deficit) Equity	$132,812	$154,552

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three
	Months Ended	Months Ended
	June 30, 2020	June 30, 2019

Revenue	$72,080	$227,635
Cost of revenues	48,125	114,509
Gross Profit	23,955	113,126

Operating Expenses:

Compensation - officers	38,327	49,788
Officer Compensation Stock	—	89,790
Employee Compensation Stock	—	—
Marketing	4,995	20,623
General and administrative	74,397	207,122
Professional fees	655	16,791
Bad Debt Expense	—	—
Cost of legal proceedings	8,275	49,022
Litigation Expense	3,763,200	—
Research and development	9,000	22,113
Total operating expenses	3,874,894	455,249

Loss from operations	(3,874,894)	(342,123)
Other Income (Expenses)
Other Income
Interest expense	(1,191)	(1,191)
Int Exp-Convertible Note 1-GHS	(1,191)	(2,864)
Int Exp-Convertible Note 2-GHS	(2,240)	(44,732)
Int Exp-Convertible Note 3-GHS	(2,245)	(57,770)
Int Exp-Convertible Note 4-GHS	(2,247)	(57,418)
Int Exp Promissory Note 5-GHS	(1,390)	—
Interest Expense-Promissory Note-GHS	(1,346)	(599)
Interest income	—	—
Total other income (expenses)	(12,604)	(164,574)

Net loss before income taxes	(3,887,498)	(506,697)

Income taxes	—	—

Net loss	$(3,887,498)	$(506,697)

EARTH SCIENCE TECH. INC, AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THREE MONTHS ENDED JUNE 30, 2020 AND 2019

	Common Stock		Preferred Stock		Additional Paid-in	Accumalated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance March 31, 2019	25,205,400	52,206	5,200,000	5,200	27,449,487	(27,713,552)	(206,659)

Common stock issued for cash	—	—			—		—
Common stock issued for services	—	—			—		—
Common stock issued for officer compensation	123,000	123			89,667		89,790
Common stock issued for employee compensation	—	—			—		—
BCF intrinsic value on Convertible Note 2-GHS					38,372
BCF intrinsic value on Convertible Note 3-GHS					52,067
BCF intrinsic value on Convertible Note 4-GHS					52,067
Net Loss						(506,697)	(506,697)

Balance June 30, 2019	52,328,400	$52,329	$5,200,000	$5,200	$27,681,660	$(28,220,249)	(481,060)

Common stock issued for cash	237,500	237			94,763		95,000
Common stock issued for services
Common stock issued for officer compensation	120,000	120			52,680		52,800
Common stock issued for Conversion of Note	237,993	238			118,758		118,996
Common stock returned to company
Net Loss						$(250,290)	(250,290)

Balance September 30, 2019	52,923,893	52,924	5,200,000	$5,200	$27,947,861	$(28,470,539)	(464,554)

Common stock issued for cash	447,371	448			42,018		42,466
Common stock issued for services
Common stock issued for officer compensation
Common stock issued for Conversion of Note	200,000	200			14,500		17,700
Adjustment to 8/19/19 conversion rate on 237,993 shares issued to GHS					(59,498)		(59,498)
Common stock returned to company
Net Loss						(180,896)	(180,896)

Balance December 31, 2019	53,371,264	$53,572	$5,200,000	$5,200	$27,944,881	$(28,651,435)	(647,782)
Common stock issued for cash	2,41,828	2,242			82,111		84,353
Common stock issued for services
Common stock issued for officer compensation
Common stock issued for employee compensation		-			-		-
Common stock returned to company
Common stock Cancellation-Majorca 1/24/20	(18,000,000)	(18,000)			18,000
Preferred stock Cancellation-Majorca 1/24/20			(5,200,000)	(5,200)	5,200
Net Loss						(262,370)	262,370

Balance March 31, 2020	37,813,092	$37,814			$28,050,192	$(28,913,805)	(825,799)

Common stock issued for cash	1,973,787	1,974			38,618		40,592
Common stock issued for services
Common stock issued for officer compensation
Common stock issued for Conversion of Note
Common stock returned to company
Net Loss						$(3,887,498)	(3,887,498)

Balance June 30, 2020	39,786,879	39,788			$28,088,810	$(29,038,103)	(909,505)

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2020	June 30, 2019
Cash Flow From Operating Activities:
Net loss	(3,887,498)	(506,697)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	—	89,790
Stock issued for services	—	—
Intrinsic value of Conv Notes-Addtl Paid-in-Capital	—	142,506
Depreciation and amortization	927	1,568
Changes in operating assets and liabilities:
Increase/Decrease in deposits	—	—
Increase/Decrease in prepaid expenses and other current assets	10,085	14,339
Decrease/Increase in inventory	3,684	(2,714)
Increase in other assets
Increase in accrued settlement	3,763,200	—
Increase in accounts payable	67,527	3,512
Net Cash Used in Operating Activities	(42,075)	(257,696)

Investing Activities:
Purchases of property and equipment	—	—
Patent expenditures	—	—
Net Cash Used in Investing Activities	—	—

Financing Activities:
Proceeds from issuance of common stock	40,592	—
Proceeds from notes payable- related party	—	—
Proceeds from Convertible Notes	—	165,000
Intrinsic value of Conv Notes-Addtl Paid-in-Capital
Officer Compensation Stock
Repayment of advances from related party	—	—
Net Cash Provided by Financing Activities	40,592	165,000

Net Decrease in Cash	(1,483)	(92,696)

Cash - Beginning of year	30,723	127,524
Cash - End of year	29,240	34,828

EARTH SCIENCE TECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

To design and produce CBD enhanced nutraceutical products for sale to the general public. We intend to create high-grade CBD-rich hemp oil and other CBD containing products unique to the current market in the nutraceuticals industry. We believe that our formulations will set us apart from competing products for promoting health. We have formulated and produced our initial CBD products, intended for, subject to performance, and improve overall health. The Company plans to expand manufacturing and marketing of these CBD products with expansion of products over the next five years.

To offer a wide selection of health and nutrition products through online, clinics, pharmacies, and in-store retail. Through our wholly owned subsidiary, we plan to continue expanding retail sales of nutritional supplements through online, clinics, pharmacies, and in-store sales. Our product selection includes many high-quality supplement brands, and includes our proprietary CBD-rich hemp oil.

The Company sold a small amount of personal protection equipment (PPE) in response to the global pandemic of COVID-19. The PPE primarily consisted of face protective equipment, K95 respirator masks to a few currently existing store accounts.

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

Earth Science Pharmaceutical (“ESP”) is a wholly-owned subsidiary of ETST was committed to the development of low cost, non-invasive diagnostic tools, medical devices, testing processes and vaccines for sexually transmitted infections and/or diseases. ESP’s operations have been suspended while the Company restructures to maximize all efforts in the best interest to its shareholders.

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

As of June 30, 2020 the Company has no warrants that are anti-dilutive and not included in the calculation of diluted loss per share.

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

Note 3 — Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At June 30, 2020, the Company had negative working capital, an accumulated deficit of $32,801,303 and was in negotiations to extend the maturity date on notes payable that are in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Related Party Balances and Transactions

Kannabidioid, Inc. is currently in development stage and has had no related party revenue from Earth Science Tech, Inc. for the three months ended June 30, 2020.

On January 11, 2019, Robert Stevens was appointed by the Nevada District Court as Receiver for the Company in Case No. A-18-784952-C. As approved by the Nevada District Court, Strongbow Advisors, Inc., an entity controlled by Robert Stevens (“Strongbow”), is compensated at a rate of $400 per hour for his services as the Company’s Receiver. During the three months ended June 30, 2020, $30,000 has been paid to Strongbow as compensation for Mr. Stevens’ services as the Company’s Receiver.

Note 5 – Stockholders’ Equity

During the three months ended June 30, 2020 and 2019, the Company issued 1,973,787 and 1,674,786 common shares for an aggregate of $40,592 and $165,000 respectively.

On April 10, 2020 the Company issued to GHS Investments LLC through its S-1 at a price of $0.01888 per share an aggregate of 326,568 free trading shares of the Company’s Common Stock for an aggregate consideration of $6,165.60.

On May 01, 2020 the Company issued to GHS Investments LLC through its S-1 at a price of $0.01848 per share an aggregate of 196,624 free trading shares of the Company’s Common Stock for an aggregate consideration of $3,633.60.

On June 02, 2020 the Company issued to GHS Investments LLC through its S-1 at a price of $0.01688 per share an aggregate of 883,437 free trading shares of the Company’s Common Stock for an aggregate consideration of $14,912.40.

On June 17, 2020 the Company issued to GHS Investments LLC through its S-1 at a price of $0.02800 per share an aggregate of 567,158 free trading shares of the Company’s Common Stock for an aggregate consideration of $15,880.40.

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

Earth Science Tech, Inc. appealed this decision but Cromogen prevailed in No. 19-10118, United States Court of Appeals for the Eleventh Circuit on April 14, 2020. The Receiver subsequently allowed Cromogen status as an unsecured creditor in the estate. As of the date of this filing the Company remains in danger of insolvency if a plan of reorganization is not subsequently approved by the court that adequately resolves the Cromogen unsecured debt or Cromogen agrees to a settlement. Previous attempts to settle the amounts with Cromogen have been fruitless.

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

On May 18, 2020, Earth Science Tech, Inc. filed documents with the Delaware Secretary of State to effect a holding company reorganization (the “Delaware Reorg”), which will result in a newly formed Delaware corporation, ETST Holdings, Inc., (“ETST Delaware “), owning all the capital stock of Earth Science Tech, Inc. ETST Delaware will initially be a direct, wholly owned subsidiary of Earth Science Tech, Inc. Pursuant to the Delaware Reorg, a newly formed entity (“Merger Sub”), a direct, wholly owned subsidiary of ETST Delaware and an indirect, wholly owned subsidiary of Earth Science Tech, Inc., will merge with and into Earth Science Tech, Inc., with Earth Science Tech, Inc. surviving as a direct, wholly owned subsidiary of ETST Delaware. Each share of each class of Earth Science Tech, Inc. stock issued and outstanding immediately prior to the ETST Delaware Merger will automatically convert into an equivalent corresponding share of ETST Delaware stock, having the same designations, rights, powers and preferences and the qualifications, limitations and restrictions as the corresponding share of Earth Science Tech, Inc. stock being converted. Accordingly, upon consummation of the ETST Delaware Merger, Earth Science Tech, Inc.’s current stockholders will become stockholders of ETST Delaware. The stockholders of Earth Science Tech, Inc. will not recognize gain or loss for U.S. federal income tax purposes upon the conversion of their shares in the ETST Delaware Merger.

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

Lease Agreements

On August 14, 2017, the Company entered into an office lease covering its new Doral, Florida headquarters, with landlord Doral Flex. The Lease term is for 37 months commencing on September 1, 2017 and ending on September 30, 2020. The monthly rent, including sales tax is $1,990, $2,056 and $2,124 for the years ending 9/30/2018, 9/30/2019 and 9/30/2020, respectively. A deposit of $6,191 was tendered to secure the lease. Rent expense for the quarter ending June 30, 2020 and 2019 were $6,994,53 and $6,804 respectively.

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

Note 7 — Balance Sheet and Income Statement Footnotes

Accounts receivable represent normal trade obligations from customers that are subject to normal trade collection terms, without discounts or rebates. If collection is expected in one year or less they are classified as current assets. If not, they are presented as non-current assets. Notwithstanding, these collections, the Company periodically evaluates the collectability of accounts receivable and considers the need to establish an allowance for doubtful debts based upon historical collection experience and specifically identifiable information about its customers. As of June 30, 2020, the Company had allowances of $101,404. The Company used an allowance of 40% of receivables over 90 days to charge bad debt expense.

As of June 30, 2020, ROU Asset was $5,608 and Lease Liability-Current was $11,799.

Accounts payable are obligations to pay for goods and services that have been acquired in the ordinary course of business from suppliers. Accounts payable are classified as current liabilities if payment is due within one year or less (or in the normal operating cycle of the business if longer). If not, they are presented as non-current liabilities

Accrued expenses of $164,744 as of June 30, 2020 mainly represent, $29,744 of accrued interest on notes payable and accrued payroll for Michael Aube for $135,00.

General and administrative expenses were $74,397 and $207,122 for June 30, 2020 and 2019 respectively. For the three months ended June 30, 2020, the majority comprised of receiver admin fee in the amount of $30,000, accounting fees of $10,000, and the remainder of, $34,307 was for employee compensation, rent, and other expenses.

Professional fees were $655 for the three months ended June 30, 2020. The bulk of these expenses were paid to Action Stock Transfer, the Company’s transfer agent.

Legal expenses were $8,275 for the three months ended June 30, 2020.

Research and development were $9,000 for the three months ended June 30, 2020.

Interest expense was $(1,191) and $(1,191) for three months ended June 30, 2020 and 2019. Interest expense for three months ended June 30, 2020 was mainly due to Convertible Notes-GHS.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Registration Statement filed on Form 10-12g and our Annual Report filed on Form 10-K for the fiscal year ended March 31, 2020, as well as our Quarterly report filed on Form 10-Q for the period ending June 30, 2020.

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

As of June 30, 2020 the Company had no warrants issued or outstanding.

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

Liquidity and Capital Resources.

For the Nine-Month Period Ended June 30, 2020 versus June 30, 2019

During the nine months ended June 30, 2020, net cash used in the Company’s operating activities totaled $(42,075) compared to $(257,696) during the three months ended June 30, 2019. During the three months ended June 30, 2020, net cash used in investing activities totaled $0.00 compared to $0.00 provided by investing activities during the three months ended June 30, 2019. During the three months ended June 30, 2020, net cash provided by financing activities totaled $40,592 compared to $165,000 from financing activities during the three months ended June 30, 2019. During the three months ended June 30, 2020, net cash decreased $($1,483) as compared to the decrease of $(92,696) during the three months ended June 30, 2019.

At June 30, 2020, the Company had cash of $29,240, accounts receivable of $28,902, inventories of $59,664 and prepaid expenses of $0 that comprised the Company’s total current assets totaling $117,806. The Company’s property and equipment at June 30, 2020 had a net book value of $3,207.

Promissory Note-GHS was initiated 2/28/19 for $30,000. Interest on the unpaid balance will accrue at the rate of 8% per annum, calculated on the basis 365-day year and actual days elapsed until the entire outstanding balance and all interest ff accrued thereon has been repaid in full. Full payment on this Note will be due and payable on or before November 28, 2019.This note is at default and will continue accruing at the rate of 18%.

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

At June 30, 2020, the Company had total liabilities of $4,805,517 of which $3,994,523 was held as a reserved for the settlement of its lawsuit with Cromogen (See Part II Other Information, Item 1. Legal Proceedings).

The Company’s legal expenses associated with the Cromogen matter decreased from $49,022 at June 30, 2019 to $9,000 at June 30, 2020 due to less litigative activity in the matter. However, the anticipated decrease in legal costs associated with the Cromogen matter may be offset by the legal expenses incurred by the Receiver. Other than anticipated increases in costs due to the expenses of being in receivership and the legal expenses associated  therewith; together with the overall increase in expenses associated with a growing business and expanding operations, the Company does not anticipate a relative increase in any other expenses.

At June 30, 2020, the Company had a stockholder’s equity totaling $(4,672,705) compared to an equity of $(825,799) for the period ending June 30, 2019.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2020 versus June 30, 2019

The Company’s revenue for the three months ended June 30, 2020 was $72,080 compared to June 30, 2019 revenue totaling $227,635. The decrease in revenue is primarily attributed to inventory constraints as well as available supply of acceptable raw material the Company requires and the Covid-19 pandemic causing major store accounts to close down.

The Company incurred operating expenses for the three months ended June 30, 2020 totaling $135,649, compared to $455,249 during the three months ended June 30, 2019. The decrease in operating expenses can be attributed to the Company suspending its R&D activities to focus on expanding sales of current products.

Officer compensation for the three months ended June 30, 2020 was $38,327 in cash and $0.00 in stock based compensation compared to $49,788 in cash and $89,790 in stock based compensation during the three months ended June 30, 2019.

The Company incurred marketing expenses of $4,995 during the three months ended June 30, 2020, compared to $49,022 during the three months ended June 30, 2019. The decrease in marketing expenses can be attributed to the Company reducing marketing costs and utilizing existing marketing materials.

The Company incurred general and administrative expenses of $74,397, during the three months ended June 30, 2020, compared to $207,122 during the three months ended June 30, 2019. The decrease in general and administration expenses was due to many services being suspended due to the Covid-19 pandemic.

The Company paid professional fees of $655, during the three months ended June 30, 2020, compared to $16,791 during the three months ended June 30, 2019. The reduction in professional fees was due to timing and general cost savings.

The Company incurred costs of legal proceedings of $8,275 during the three months ended June 30, 2020, compared to $49,022 during the three months ended June 30, 2019. The decrease in 2019 is a result of the Company being in receivership with the additional fees and legal expenses through Strongbow and the legal and professional advisors for the Receivership Estate, and expenses through general and administration.

The Company incurred research and development expenses of $9,000 during the three months ended June 30, 2020, compared to $22,113 during the three months ended June 30, 2019. The decrease in 2020 is associated with the Company moving the HygeeTM medical device out of R&D phase and discontinuing CBD patent applications, (See Part I Note 2 Carrying value, recoverability and impairment of long-lived assets). The Company determined to suspend current R&D based on core needs of the business of the Company and to preserve cash.

The Company generated a net loss from continuing operations for the three ended June 30, 2020 and 2019 of approximately $(3,887,498) and $(506,697), respectively. As of June 30, 2020 and March 31, 2020, the Company had current assets of $132,812 and $154,552, respectively, which included the following as of June 30, 2020: cash and cash equivalents of approximately $29,240; inventory of $59,664; accounts receivable of $28,902 (net of $101,404 in allowances.) and prepaid expenses of $0; Compared to; and the following as of March 31, 2020 cash and cash equivalents of approximately $30,723; inventory of $63,348; accounts receivable of $38,933 (net of $101,404 in allowances); and prepaid expenses of $54.

The Company’s Plan of Operation for the Next Twelve Months.

The Company’s auditors have expressed doubt as to our ability to continue as a going concern in part, because at June 30, 2020, the Company had negative working capital, an accumulated deficit of $(32,801,303) and a note payable that has passed its maturity date and although the holder has been willing to forbear on collection activities, there is no formal written forbearance agreement and the holder could commence collections at any time if it so wished. We believe this is unlikely given the relative size of the note valued at $59,558 compared with the value of the note holder’s 6,700,000 shares of Common Stock. The largest not holder is GHS with a combined total note valued at $428,242 and is unlikely to convert due to the relationship with the Company. Additionally, our Current Liabilities have historically exceeded our Current Assets; and as of June 30, 2020 that trend was continued with our Current Liabilities of $4,805,517 exceeding our Current Assets of $132,812 by $4,672,705. While this trend is certainly has not been part of the Company’s objectives, management does not see it as particularly significant because in considering our Current Liabilities, $59,558 of them are represented in a related party note held by a “friendly” creditor who is also a large shareholder and $428,242 held by a friendly investment firm. In addition, the Current Liabilities also include the Accrued Settlement amount of $3,994,523. As stated, we believe that the related party note holder will continue to forgo immediate payment until we are in a better cash position to make payment and will otherwise cooperate with the receiver in structuring payment terms. Thus, while it is listed as a Current Liability, it operates more closely as a long-term liability and may ultimately be negotiated and converted into equity.

The Accrued Settlement represents the majority of our Current Liabilities and at $3,994,523 it’s accrual represents a contingency reserve made for the unfavorable arbitration award that was confirmed and reduced to a judgment in the Company’s dispute with Cromogen (See Part II Item 1 Legal Proceedings.). So, while the Company was not ultimately successful in its motion before the arbitration panel or before the court in seeking to have the award recalculated (based upon the mathematical error described.) However the Company, nevertheless, continues to have what it believes is more than one solid basis to successfully challenge the award / judgment on appeal and the matter is now on appeal. Additionally, the Company has since been put into receivership and with the appointment of the receiver a Blanket Stay was ordered by the Court. As such, its assets are not be subject to levy by any of the Company’s creditors. Further, if any of the Company’s creditors fails to make their claim(s) for amounts they claim due in a timely manner, after the receiver gives notice, those claims not timely made will be barred from later collecting and those amounts would no longer be recorded in the Company’s financial statements as Liabilities. The receiver has a wide degree of discretion in restructuring the estate of the Company and in how it manages the various creditors’ claims. In general, it may accept a claim, deny the claim or accept a claim in part and deny it in part; and in so doing, the receiver will consider the fairness to the parties affected, and the reasonableness of each claim. This includes Cromogen’s claim, regardless of the fact that its claim is based on a judgment. Thus, while we are ultimately optimistic about our prospects for success on appeal, as stated we are in receivership and as such, are afforded the protections of the Blanket Stay and all of the tools available to the receiver in his capacity, no assurances can be given that the appeal or the receiver’s decisions will be what we would view as “beneficial.” Although, we are confident that we will emerge from receivership, in any event, in a better position for our shareholders than we entered into it.

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

Historically we have been able to fully fund operations from a combination of operations and through additional sales of our common stock; and even though we are in receivership, we have no reason to believe that we will not be able to continue doing so since we have a strong base of existing shareholders who are committed to our vision for the Company, they have historically demonstrated a willingness to purchase shares of stock when they are offered and the receiver intends to offer and in fact, has an additional exemption available to it that may be more desirable to them. If these shareholders were to cease purchasing shares when offered, if we or our receiver were unable to secure other sources of debt or equity financing, or if we or our receiver were unable to secure any or sufficient financing and on terms that are acceptable to us collectively, we would not be able to continue operations as currently planned. Rather, we would need to curtail our research and development, scale back operations and only focus on meeting the CBD and full-spectrum sales. But even then if we curtailed operations, depending on whether we continued to incur unforeseen expenses, the receiver’s costs of administration of the estate were larger than expected or we otherwise generally incurred higher than expected expenses, we may not have sufficient capital to meet our current operating needs (including the receiver’s costs of administration of the estate). However we do have sufficient resources over the short and long term with scaled back expenses and R&D so that after several turns of inventory we believe we would then be able to meet the costs of administration and resume our R&D and operations as planned. Additional funding primarily allows us to meet the additional costs associated with the receiver’s administration of the estate and to expedite our business plan. During the periods ending June 30, 2020 and June 30, 2019 the Company has met its capital requirements through a combination of operating activities and through external financing through the sale of its restricted common stock and convertible notes. We intend to continue the sales of our common stock and believe that by becoming a fully reporting company we have been able to attract additional investors, at smaller discounts to the current market price and from generally higher market prices, which is resulting in less dilution to existing investors than was the case while we were not a reporting company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

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

The Company sought the appointment of the Receiver after it found itself in an imminent danger of insolvency following the issuance by an arbitration panel of an award (the “Award”) in the sum of $3,994,522 in favor of Cromogen Biotechnology Corporation (“Cromogen”) in the matter entitled Cromogen Biotechnology Corporation vs. Earth Science Tech, Inc. (the “Cromogen Litigation”). The Nevada District Court found that the Company was in fact insolvent and ordered the appointment of the Receiver.

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

Earth Science Tech, Inc. appealed this decision but Cromogen prevailed in No. 19-10118, United States Court of Appeals for the Eleventh Circuit on April 14, 2020. The Receiver subsequently allowed Cromogen status as an unsecured creditor in the estate. As of the date of this filing the Company remains in danger of insolvency if a plan of reorganization is not subsequently approved by the court that adequately resolves the Cromogen unsecured debt or Cromogen agrees to a settlement. Previous attempts to settle the amounts with Cromogen have been fruitless.

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

On May 19, 2020 to effect a holding company reorganization (the “Delaware Reorg”), which will result in a newly formed Delaware corporation, ETST Holdings, Inc., (“ETST Delaware “), owning all the capital stock of Earth Science Tech, Inc. ETST Delaware will initially be a direct, wholly owned subsidiary of Earth Science Tech, Inc. Pursuant to the Delaware Reorg, a newly formed entity (“Merger Sub”), a direct, wholly owned subsidiary of ETST Delaware and an indirect, wholly owned subsidiary of Earth Science Tech, Inc., will merge with and into Earth Science Tech, Inc., with Earth Science Tech, Inc. surviving as a direct, wholly owned subsidiary of ETST Delaware. Each share of each class of Earth Science Tech, Inc. stock issued and outstanding immediately prior to the ETST Delaware Merger will automatically convert into an equivalent corresponding share of ETST Delaware stock, having the same designations, rights, powers and preferences and the qualifications, limitations and restrictions as the corresponding share of Earth Science Tech, Inc. stock being converted. Accordingly, upon consummation of the ETST Delaware Merger, Earth Science Tech, Inc.’s current stockholders will become stockholders of ETST Delaware. The stockholders of Earth Science Tech, Inc. will not recognize gain or loss for U.S. federal income tax purposes upon the conversion of their shares in the ETST Delaware Merger.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2020, the Company issued 0 shares of its common stock for $0, in transactions that were exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) and/or Rule 506 promulgate under Regulation D. No gain or loss was recognized on the issuances.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

Departure of Directors and Officers

On May 18, 2020, Michel Aube resigned from both CEO and Chief Science Officer (CSO) positions in Earth Science Tech and all positions within its three wholly owned subsidiaries including; Canno Ino Laboratories, Inc., Earth Science Pharmaceuticals, Inc., and Cannabis Therapeutics, Inc.

Appointment of Officers and Directors

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

RECEIVER FOR EARTH SCIENCE TECH, INC. CASE NO. A-18-784952-C STRONGBOW ADVISORS, INC.

Dated: August 24, 2020	By:	/s/ Robert Stevens
Robert Stevens
	Its:	Receiver

EARTH SCIENCE TECH, INC.

Dated: August 24, 2020	By:	/s/ Nickolas S. Tabraue
Nickolas S. Tabraue, under the supervision and direction of Robert Stevens and Strongbow Advisors, Inc., receiver for Earth Science Tech, Inc. Case No. A-18-784952-C
	Its:	CEO, President, Director, & Chairman

