Form 10-Q
period 2020-09-30
Earth Science Tech, Inc.
filed 2020-11-13
CIK 1538495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 13, 2020, there were 43,981,481 shares of registrant’s common stock outstanding.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30	March 31,
	2020	2020
ASSETS
Current Assets:
Cash	$31,060	$30,723
Accounts Receivable(net allowance of $101,404 and 101,404 respectively )	$25,998	$38,933
Prepaid expenses and other current assets	10,000	54
Inventory	36,091	63,448
Total current assets	103,149	133,058

Property and equipment, net	2,594	4,133

Other Assets:
Patent, net	—	—
Rou Asset	25,105	11,170
Deposits	6,191	6,191
Total other assets	31,296	17,361
Total Assets	$137,039	$154,552

LIABILITIES AND STOCKHOLDERS’S EQUITY

Current Liabilities:
Accounts payable	$83,892	$82,228
Accrued expenses	$191,935	$154,552
PPP Loan	$31,750	$—
SBA EDIL Loan	$106,800	$—
Accrued settlement	3,994,523	231,323
Interest Payable-Conv Notes-GHS	23,713	9,648
Int Payable-Promissory Note-GHS	6,337	3,630
Convertible Note 1-GHS	51,372	76,927
Convertible Note 2-GHS	88,596	88,596
Convertible Note 3-GHS	88,825	88,825
Convertible Note 4-GHS	88,894	88,894
Convertible Note 5-GHS	55,000	55,000
Promissory Note-GHS	30,000	30,000
Lease Liability Current	25,105	11,170
Notes payable - related parties	59,558	59,558
Total current liabilities	4,926,300	980,351
Long Term Liabilities

Total liabilities	4,926,300	980,351

Commitments and contingencies

Stockholders’ (Deficit) Equity:

Convertible preferred stock with liquidation preference, par value of $0.001 pre share,10,000,000 shares authorized: 5,200,000 issued and outstanding	—	—
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 42,150,391 and 37,813,092 shares issued and outstanding as of September 30, 2020 and March 31, 2020 respectively	42,152	37,814
Additional paid-in capital	28,137,878	28,050,192
Accumulated deficit	(32,969,291)	(28,913,805)
Total stockholders’ (Deficit)Equity	(4,789,261)	(825,799)
Total Liabilities and Stockholders’ (Deficit) Equity	$137,039	$154,552

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three	For the six	For the six
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Revenue	$26,551	$139,648	$98,631	$367,283
Cost of revenues	13,116	84,942	61,241	199,451
Gross Profit	13,435	54,706	37,390	167,832

Operating Expenses:

Compensation - officers	82,048	58,087	120,375	107,875
Officer Compensation Stock	—	52,800	—	142,590
Employee Compensation Stock	—	—	—	—
Marketing	460	12,194	5,455	32,817
General and administrative	74,020	121,362	148,417	328,484
Loss on disposal of assets	—	—	—	—
Professional fees	7,400	13,500	8,055	30,291
Bad Debt Expense	—	—	—	—
Litigation Expense	—	—	3,763,200	—
Cost of legal proceedings	5,000	16,333	13,275	65,355
Research and development	—	18,000	9,000	40,113
Total operating expenses	168,928	292,276	4,067,777	747,693

Loss from operations	(155,493)	(237,570)	(4,030,387)	(579,693)

Other Income (Expenses)
Interest expense	(1,191)	(1,191)	(2,382)	(2,382)
Int Exp-Convertible Note 1-GHS	(1,732)	(1,385)	(3,677)	(4,249)
Int Exp-Convertible Note 2-GHS	(2,264)	(1,406)	(4,504)	(46,138)
Int Exp-Convertible Note 3-GHS	(2,270)	(1,406)	(4,515)	(59,176)
Int Exp-Convertible Note 4-GHS	(2,271)	(1,406)	(4,518)	(58,824)
Int Exp Promissory Note 5-GHS	(1,406)	(5,321)	(2,796)	(5,321)
Interest Expense-Promissory Note-GHS	(1,361)	(605)	(2,707)	(1,204)
Interest income	-	-	-	-
Total other income (expenses)	(12,495)	(12,720)	(25,099)	(177,294)

Net loss before income taxes	(167,988)	(250,290)	(4,055,486)	(756,987)

Income taxes	-	-	-	-

Net loss	$(167,988)	$(250,290)	$(4,055,486)	$(756,987)

Net loss per common share:
Loss per common share-Basic and Diluted	$(000)	$(000)	$(0000)	$(0000)

EARTH SCIENCE TECH. INC, AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THREE MONTHS ENDED September 30, 2020 AND 2019

	Common Stock		Preferred Stock		Additional Paid-in	Accumalated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance March 31, 2019	25,205,400	52,206	5,200,000	5,200	27,449,487	(27,713,552)	(206,659)

Common stock issued for cash	—	—			—		—
Common stock issued for services	—	—			—		—
Common stock issued for officer compensation	123,000	123			89,667		89,790
Common stock issued for employee compensation	—	—			—		—
BCF intrinsic value on Convertible Note 2-GHS					38,372
BCF intrinsic value on Convertible Note 3-GHS					52,067
BCF intrinsic value on Convertible Note 4-GHS					52,067
Net Loss						(506,697)	(506,697)

Balance June 30, 2019	52,328,400	$52,329	$5,200,000	$5,200	$27,681,660	$(28,220,249)	(481,060)

Common stock issued for cash	237,500	237			94,763		95,000
Common stock issued for services
Common stock issued for officer compensation	120,000	120			52,680		52,800
Common stock issued for Conversion of Note	237,993	238			118,758		118,996
Common stock returned to company
Net Loss						$(250,290)	(250,290)

Balance September 30, 2019	52,923,893	52,924	5,200,000	$5,200	$27,947,861	$(28,470,539)	(464,554)

Common stock issued for cash	447,371	448			42,018		42,466
Common stock issued for services
Common stock issued for officer compensation
Common stock issued for Conversion of Note	200,000	200			14,500		14,700
Adjustment to 8/19/19 conversion rate on 237,993 shares issued to GHS					(59,498)		(59,498)
Common stock returned to company
Net Loss						(180,896)	(180,896)

Balance December 31, 2019	53,371,264	$53,572	$5,200,000	$5,200	$27,944,881	$(28,651,435)	(647,782)
Common stock issued for cash	2,41,828	2,242			82,111		84,353
Common stock issued for services
Common stock issued for officer compensation
Common stock issued for employee compensation		-			-		-
Common stock returned to company
Common stock Cancellation-Majorca 1/24/20	(18,000,000)	(18,000)			18,000
Preferred stock Cancellation-Majorca 1/24/20			(5,200,000)	(5,200)	5,200
Net Loss						(262,370)	262,370

Balance March 31, 2020	37,813,092	$37,814			$28,050,192	$(28,913,805)	(825,799)

Common stock issued for cash	1,973,787	1,974			38,618		40,592
Common stock issued for services
Common stock issued for officer compensation
Common stock issued for Conversion of Note
Common stock returned to company
Net Loss						$(3,887,498)	(3,887,498)

Balance June 30, 2020	39,786,879	39,788			$28,088,810	$(32,801,303)	(4,672,705)

Common stock issued for cash	863,512	864			19,068		19,932
Common stock issued for services
Common stock issued for officer compensation
Common stock issued for Conversion on Note	1,500,000	1,500			30,000		31,500
Common stock returned to company
Net Loss						(141,888)	(141,888)

Net Loss	42,150,391	42,152			28,137,878	(32,943,191)	(4,763,161)

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six	For the Six
	Months Ended	Months Ended
	September 30, 2020	September 30, 2019
Cash Flow From Operating Activities:
Net loss	(4,055,486)	(756,987)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	—	142,590
Stock issued for services	—	—
Intrinsic value of Conv Notes-Addtl Paid-in-Capital	—	142,506
Depreciation and amortization	1,539	3,623
Changes in operating assets and liabilities:
Increase/Decrease in deposits	—	—
Increase/Decrease in prepaid expenses and other current assets	2,989	33,083
Decrease/Increase in inventory	27,257	28,090
Increase in other assets
Increase in accrued settlement	3,763,200	—
Increase in accounts payable	168,814	22,306
Net Cash Used in Operating Activities	(91,687)	(384,789)

Investing Activities:
Purchases of property and equipment	—	—
Patent expenditures	—	—
Net Cash Used in Investing Activities	—	—

Financing Activities:
Proceeds from issuance of common stock	60,524	95,000
Proceeds from notes payable- related party	—	—
Proceeds from Convertible Notes	31,500	220,000
Intrinsic value of Conv Notes-Addtl Paid-in-Capital	—	—
Officer Compensation Stock	—	—
Repayment of advances from related party	—	—
Net Cash Provided by Financing Activities	92,024	315,00

Net Decrease in Cash	337	(69,789)

Cash - Beginning of year	30,723	127,524
Cash - End of year	31,060	57,735

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL

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

Principles of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiaries. The subsidiaries include Earth Science Tech Inc, Nutrition Empire Co. Ltd., Earth Science Vapor, Earth Science Pharmaceutical Inc.,Kannabidioid Inc.

All intercompany balances and transactions have been eliminated on consolidation.

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL

Note 2 — Summary of Significant Accounting Policies (Continued)

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

Carrying value, recoverability and impairment of long-lived assets

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC’) 360 to evaluate its long-lived assets. The Company’s long-lived assets, which include property and equipment and a patent, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events. Impairment of changes, if any, is included in operating expenses.

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL

Note 2 — Summary of Significant Accounting Policies (Continued)

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

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL

Note 2 — Summary of Significant Accounting Policies (Continued)

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

The Company recognizes revenue from product sales or services rendered when control of the promised goods are transferred to our clients in an amount that reflects the considerations to which we expect to be entitled in exchange for those goods and services. To achieve this core principle, we apply the following five steps: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize when or as the Company satisfies a performance obligation.

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

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL

Note 2 — Summary of Significant Accounting Policies (Continued)

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

As of September 30, 2020 the Company has zero warrants that are anti-dilutive and not included in the calculation of diluted loss per share.

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

Stock based compensation

The Company follows ASC 718 in accounting for its stock based compensation to employees. This standard states that compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company values stock- based compensation at the market price of the Company’s common stock as of the date in which the obligation for payment of service is incurred.

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

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL

Note 3 — Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At September 30, 2020, the Company had negative working capital, an accumulated deficit of $32,969,291 and was in negotiations to extend the maturity date on notes payable that are in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Legal Proceeding

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

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL

Note 4 - Commitments and Contingencies (Continued)

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

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL

Note 4 - Commitments and Contingencies (Continued)

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

Lease Agreements

On August 14, 2017, the Company entered into an office lease covering its new Doral, Florida headquarters, with landlord Doral Flex. The Lease term is for 37 months commencing on September 1, 2017 and ending on September 30, 2020. The monthly rent, including sales tax is $1,990, $2,056 and $2,124 for the years ending 9/30/2018, 9/30/2019 and 9/30/2020 respectively. A deposit of $6,191 was tendered to secure the lease. Rent expense for the three months ended September 30, 2020 was $6,995.

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL

Note 5 - Balance Sheet and Income Statement Footnotes

Accounts receivable represent normal trade obligations from customers that are subject to normal trade collection terms, without discounts or rebates. If collection is expected in one year or less they are classified as current assets. If not, they are presented as non-current assets. Notwithstanding, these collections, the Company periodically evaluates the collectability of accounts receivable and considers the need to establish an allowance for doubtful debts based upon historical collection experience and specifically identifiable information about its customers. As of September 30, 2020, the Company had allowances of $101,404. The Company used an allowance of 40% of receivables over 90 days to charge bad debt expense.

Accounts payable are obligations to pay for goods and services that have been acquired in the ordinary course of business from suppliers. Accounts payable are classified as current liabilities if payment is due within one year or less (or in the normal operating cycle of the business if longer). If not, they are presented as non-current liabilities

Accrued expenses of $191,935 as of September 30, 2020 mainly represent $30,935 of accrued interest on notes payable and accrued payroll for Michel Aube and Nickolas Tabraue for $161,000.

As September 30, 2020, ROU Asset was $25,105 and Lease Liability-Current was $25,105.

Convertible Note 1-GHS resulted in a conversion on 8/28/20 reducing principal balance from $76,927 to $ 51,372. 1,500,000 shares of common stock were issued to satisfy $25,555 in principal and $5,945 in interest for a total of $31,500.

On July 27, 2020 a SBA loan was established for $106,800 at a rate of 3.75% per annum for 30 years. A monthly payment of $521 including principal and interest will begin 7/27/21.

General and administrative expenses were $74,020 and $121,362 for the three months ended September 30, 2020 and 2019 respectively and $148,417 and $328,484 for the six months ended September 30, 2020 and 2019 respectively. For the three months ended September 30, 2020, the majority comprised of receiver admin fees in the amount of $18,950 and accounting fees of $27,800. The remainder of, $27,270 was for employee compensation, rent, and other expenses. For the six months ended September 30, 2020 the majority comprised of receiver admin fees in the amount of $48,950 and accounting fees of $37,800. The remainder of $61,667 was for employee compensation, rent and other expenses.

Professional fees were $7,400 for the three months ended September 30, 2020. The bulk of these expenses were paid to OTC Markets in the amount of $6,500.

Cost of legal proceedings was $5,000 for the three months ended September 30, 2020. Legal expenses were for corporate attorney fees.

Interest expense was $12,495 and $12,720 for three months ended September 30, 2020 and 2019. Interest expense for three months ended September 30, 2020 was mainly $11,304 for Convertible Notes-GHS.

Note 6 - Subsequent Events

There were no subsequent events.

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

As of September 30, 2020 the Company had no warrants issued or outstanding.

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

Liquidity and Capital Resources.

For the Six-Month Period Ended September 30, 2020 versus September 30, 2019

During the six months ended September 30, 2020, net cash used in the Company’s operating activities totaled $(91,687) compared to $(384,789) during the six months ended September 30, 2019. During the six months ended September 30, 2020, net cash used in investing activities totaled $0.00 compared to $0.00 provided by investing activities during the six months ended September 30, 2019. During the six months ended September 30, 2020, net cash provided by financing activities totaled $92,024 compared to $315,000 from financing activities during the six months ended September 30, 2019. During the six months ended September 30, 2020, net cash increased $337 as compared to the decrease of $(69,789) during the six months ended September 30, 2019.

At September 30, 2020, the Company had cash of $31,060, accounts receivable of $25,998, inventories of $36,091 and prepaid expenses of $10,000 that comprised the Company’s total current assets totaling $103,149. The Company’s property and equipment at September 30, 2020 had a net book value of $2,594.

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

At September 30, 2020, the Company had total liabilities of $4,926,300 of which $3,994,523 was held as a reserved for the settlement of its lawsuit with Cromogen (See Part II Other Information, Item 1. Legal Proceedings). Notwithstanding this reserve, the Company is optimistic, between its appeal of the judgment confirming the arbitration award and being in receivership, that the amount that it may ultimately be required to pay will be substantially less that the reserve contingency currently carried in its liabilities and/or that any payment that it may ultimately be required to pay may be structured by the receiver so as not to unduly burden or interfere with the Company’s business operations. Additionally, the Company’s legal expenses associated with the Cromogen matter decreased from $16,333 at September 30, 2019 to $5,000 at September 30, 2020 as there was less activity in the matter due to the Company being in receivership. The Company does not anticipate the costs of Cormogen litigation to remain at the levels they have been over the last two quarters because all that remains for the Company is the appeal. However, the anticipated decrease in legal costs associated with the Cromogen matter may be offset by the expenses of being in receivership where we will be responsible for the legal fees and costs incurred by the receiver; and in any event, regardless of the increase in one expense compared to the decrease in another, the Company believes that on balance, the net benefit to it that will result from the receivership will substantially outweigh the associated costs. The Company had no other long-term liabilities, commitments or contingencies. Other than anticipated increases in costs due to the expenses of being in receivership and the legal expenses associated therewith; together with the overall increase in expenses associated with a growing business and expanding operations, the Company does not anticipate a relative increase in any other expenses. The Company’s management is not aware of any other known trends, events or uncertainties which may affect the Company’s future liquidity except for a certain amount of uncertainty associated with being in receivership and to a certain extent, its dispute with Cromogen.

At September 30, 2020, the Company had a stockholders’ equity totaling $(4,789,261) compared to an equity of $(825,799) for the period ending September 30, 2019.

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2020 versus September 30, 2019

The Company’s revenue for the three months ended September 30, 2020 was $26,551 compared to September 30, 2019 revenue totaling $139,648. The decrease in revenue is primarily attributed to inventory constraints as well as available supply of acceptable raw material the Company requires and the Covid-19 pandemic causing major store accounts to close down.

The Company incurred operating expenses for the three months ended September 30, 2020 totaling $168,928, compared to $292,276 during the three months ended September 30, 2019. The decrease in operating expenses can be attributed to the Company suspending its R&D activities to focus on expanding sales of current products.

Officer compensation for the three months ended September 30, 2020 was $82,048 in cash and $0.00 in stock based compensation compared to $58,087 in cash and $52,800 in stock based compensation during the three months ended September 30, 2019.

The Company incurred marketing expenses of $460 during the three months ended September 30, 2020, compared to $12,194 during the three months ended September 30, 2019. The decrease in marketing expenses can be attributed to the Company reducing marketing costs and utilizing existing marketing materials.

The Company incurred general and administrative expenses of $74,020, during the three months ended September 30, 2020, compared to $121,362 during the three months ended September 30, 2019. The decrease in general and administration expenses was due to many services being suspended due to the Covid-19 pandemic.

The Company paid professional fees of $7,400, during the three months ended September 30, 2020, compared to $13,500 during the three months ended September 30, 2019. The reduction in professional fees was due to timing and general cost savings.

The Company incurred costs of legal proceedings of $5,000 during the three months ended September 30, 2020, compared to $16,333 during the three months ended September 30, 2019. The decrease in 2020 is a result of the Company being in receivership with the additional fees and legal expenses through Strongbow and the legal and professional advisors for the Receivership Estate, and expenses through general and administration.

The Company incurred research and development expenses of $0.00 during the three months ended September 30, 2020, compared to $18,000 during the three months ended September 30, 2019. The decrease in 2020 is associated with the Company moving the HygeeTM medical device out of R&D phase and discontinuing CBD patent applications, (See Part I Note 2 Carrying value, recoverability and impairment of long-lived assets). The Company determined to suspend current R&D based on core needs of the business of the Company and to preserve cash.

The Company generated a net loss from continuing operations for the three ended September 30, 2020 and 2019 of approximately $167,988 and $250,290, respectively. As of September 30, 2020 and March 31, 2020, the Company had current assets of $137,039 and $154,552, respectively, which included the following as of September 30, 2020: cash and cash equivalents of approximately $31,060; inventory of $36.091; accounts receivable of $25,998 (net of $128,420 in allowances.) and prepaid expenses of $10,000; Compared to; and the following as of March 31, 2020 cash and cash equivalents of approximately $30,723; inventory of $63,348; accounts receivable of $38,933 (net of $111,301 in allowances); and prepaid expenses of $54.

The Company’s Plan of Operation for the Next Twelve Months.

The Company’s auditors have expressed doubt as to our ability to continue as a going concern in part, because at September 30, 2020, the Company had negative working capital, an accumulated deficit of $32,969,291 and a note payable that has passed its maturity date and although the holder has been willing to forbear on collection activities, there is no formal written forbearance agreement and the holder could commence collections at any time if it so wished. We believe this is unlikely given the relative size of the note valued at $59,558 compared with the value of the note holder’s 6,700,000 shares of Common Stock. Additionally, our Current Liabilities have historically exceeded our Current Assets; and as of September 30, 2020 that trend was continued with our Current Liabilities of $4,926,300 exceeding our Current Assets of $137,039 by $4,789,261. While this trend is certainly has not been part of the Company’s objectives, management does not see it as particularly significant because in considering our Current Liabilities, $59,558 of them are represented in a related party note held by a “friendly” creditor who is also a large shareholder. In addition, the Current Liabilities also include the Accrued Settlement amount of $3,994,523. As stated, we believe that the related party note holder will continue to forgo immediate payment until we are in a better cash position to make payment and will otherwise cooperate with the receiver in structuring payment terms. Thus, while it is listed as a Current Liability, it operates more closely as a long-term liability and may ultimately be negotiated and converted into equity.

The Accrued Settlement represents nearly half of our Current Liabilities and at $3,994,523 it’s accrual represents a contingency reserve made for the unfavorable arbitration award that was confirmed and reduced to a judgment in the Company’s dispute with Cromogen (See Part II Item 1 Legal Proceedings.). So, while the Company was not ultimately successful in its motion before the arbitration panel or before the court in seeking to have the award recalculated (based upon the mathematical error described.) However the Company, nevertheless, continues to have what it believes is more than one solid basis to successfully challenge the award / judgment on appeal and the matter is now on appeal. Additionally, the Company has since been put into receivership and with the appointment of the receiver a Blanket Stay was ordered by the Court. As such, its assets are not be subject to levy by any of the Company’s creditors. Further, if any of the Company’s creditors fails to make their claim(s) for amounts they claim due in a timely manner, after the receiver gives notice, those claims not timely made will be barred from later collecting and those amounts would no longer be recorded in the Company’s financial statements as Liabilities. The receiver has a wide degree of discretion in restructuring the estate of the Company and in how it manages the various creditors’ claims. In general, it may accept a claim, deny the claim or accept a claim in part and deny it in part; and in so doing, the receiver will consider the fairness to the parties affected, and the reasonableness of each claim. This includes Cromogen’s claim, regardless of the fact that its claim is based on a judgment. Thus, while we are ultimately optimistic about our prospects for success on appeal, as stated we are in receivership and as such, are afforded the protections of the Blanket Stay and all of the tools available to the receiver in his capacity, no assurances can be given that the appeal or the receiver’s decisions will be what we would view as “beneficial.” Although, we are confident that we will emerge from receivership, in any event, in a better position for our shareholders than we entered into it.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2020, the Company issued 0 shares of its common stock for $0.00, in transactions that were exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) and/or Rule 506 promulgate under Regulation D. No gain or loss was recognized on the issuances.

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

RECEIVER FOR EARTH SCIENCE TECH, INC. CASE NO. A-18-784952-C STRONGBOW ADVISORS, INC.

Dated: November 13, 2020	By:	/s/ Robert Stevens
Robert Stevens

	Its:	Reciever

EARTH SCIENCE TECH, INC.

Dated: November 13, 2020	By:	/s/ Nickolas S. Tabraue
Nickolas S. Tabraue, under the supervision and direction of Robert Stevens and Strongbow Advisors, Inc., receiver for Earth Science Tech, Inc. Case No. A-18-784952-C

	Its:	CEO, President, Director, & Chairman

