Form 10-Q
period 2020-12-31
Earth Science Tech, Inc.
filed 2021-02-12
CIK 1538495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[X]

Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of February 10, 2021, there were 48,733,056 shares of registrant’s common stock outstanding.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31	March 31,
	2020	2020
ASSETS
Current Assets:
Cash	$10,032	$30,723
Accounts Receivable(net allowance of $88,017 and 101,404 respectively )	$22,359	$38,933
Prepaid expenses and other current assets	—	54
Inventory	43,703	63,448
Total current assets	76,094	133,058

Property and equipment, net	2,054	4,133

Other Assets:
Patent, net	—	—
Rou Asset	18,904	11,170
Deposits	6,191	6,191
Total other assets	25,095	17,361
Total Assets	$103,243	$154,552

LIABILITIES AND STOCKHOLDERS’S EQUITY

Current Liabilities:
Accounts payable	$84,693	$82,228
Accrued expenses	$232,794	$154,552
PPP Loan	$31,750	$—
SBA EDIL Loan	$106,800	$—
Accrued settlement	3,994,523	231,323
Interest Payable-Conv Notes-GHS	29,215	9,648
Int Payable-Promissory Note-GHS	7,698	3,630
Convertible Note 1-GHS	9,226	76,927
Convertible Note 2-GHS	88,596	88,596
Convertible Note 3-GHS	88,825	88,825
Convertible Note 4-GHS	88,894	88,894
Convertible Note 5-GHS	88,710	55,000
Promissory Note-GHS	30,000	30,000
Lease Liability Current	18,904	11,170
Notes payable - related parties	59,558	59,558
Total current liabilities	4,960,186	980,351
Long Term Liabilities

Total liabilities	4,960,186	980,351

Commitments and contingencies

Stockholders’ (Deficit) Equity:

Convertible preferred stock with liquidation preference, par value of $0.001 per share,10,000,000 shares authorized: 5,200,000 issued and outstanding	—	—
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 42,150,391 and 37,813,092 shares issued and outstanding as of December 31, 2020 and March 31, 2020 respectively	45,652	37,814
Additional paid-in capital	28,177,489	28,050,192
Accumulated deficit	(33,080,084)	(28,913,805)
Total stockholders’ (Deficit)Equity	(4,856,943)	(825,799)
Total Liabilities and Stockholders’ (Deficit) Equity	$103,243	$154,552

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three	For the nine	For the nine
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019

Revenue	$23,929	$97,447	$122,560	$464,730
Cost of revenues	16,013	67,376	77,254	266,827
Gross Profit	7,916	30,071	45,306	197,903

Operating Expenses:

Compensation - officers	52,048	49,788	172,423	157,663
Officer Compensation Stock	—	—	—	142,590
Employee Compensation Stock	—	—	—	—
Marketing	—	13,327	5,455	46,144
General and administrative	30,818	126,174	179,235	454,658
Loss on disposal of assets	—	—	—	—
Professional fees	6,500	1,000	14,555	31,291
Bad Debt Expense	—	—	—	—
Litigation Expense	—	—	3,763,200	—
Cost of legal proceedings	—	18,665	13,275	84,020
Research and development	—	18,000	9,000	58,113
Total operating expenses	89,366	226,954	4,157,143	974,479

Loss from operations	(81,450)	(196,883)	(4,111,837)	(776,576)

Other Income (Expenses)
Other income	$13,386	$26,351	$13,386	$26,351
Interest expense	(1,191)	(1,191)	(3,573)	(3,573)
Int Exp-Convertible Note 1-GHS	(477)	(2,944)	(4,154)	(7,193)
Int Exp-Convertible Note 2-GHS	(2,264)	(1,406)	(6,768)	(47,544)
Int Exp-Convertible Note 3-GHS	(2,270)	(1,406)	(6,785)	(60,582)
Int Exp-Convertible Note 4-GHS	(2,271)	(1,406)	(6,789)	(60,230)
Int Exp Promissory Note 5-GHS	(32,895)	(1,406)	(35,691)	(6,727)
Interest Expense-Promissory Note-GHS	(1,361)	(605)	(4,068)	(1,809)
Interest income	-	-	-	-
Total other income (expenses)	(29,343)	15,987	(54,442)	(161,307)

Net loss before income taxes	(110,793)	(180,896)	(4,166,279)	(937,883)

Income taxes	-	-	-	-

Net loss	$(110,793)	$(180,896)	$(4,166,279)	$(937,883)

Net loss per common share:
Loss per common share-Basic and Diluted	$(000)	$(000)	$(0000)	$(0000)

EARTH SCIENCE TECH. INC, AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THREE MONTHS ENDED DECEMBER 31, 2020 AND 2019

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance March 31, 2019	52,205,400	52,206	5,200,000	5,200	27,449,487	(27,713,552)	(206,659)

Common stock issued for cash	—	—			—		—
Common stock issued for services	—	—			—		—
Common stock issued for officer compensation	123,000	123			89,667		89,790
Common stock issued for employee compensation	—	—			—		—
BCF intrinsic value on Convertible Note 2-GHS					38,372
BCF intrinsic value on Convertible Note 3-GHS					52,067
BCF intrinsic value on Convertible Note 4-GHS					52,067
Net Loss						(506,697)	(506,697)

Balance June 30, 2019	52,328,400	$52,329	$5,200,000	$5,200	$27,681,660	$(28,220,249)	(481,060)

Common stock issued for cash	237,500	237			94,763		95,000
Common stock issued for services
Common stock issued for officer compensation	120,000	120			52,680		52,800
Common stock issued for Conversion of Note	237,993	238			118,758		118,996
Common stock returned to company
Net Loss						$(250,290)	(250,290)

Balance September 30, 2019	52,923,893	52,924	5,200,000	$5,200	$27,947,861	$(28,470,539)	(464,554)

Common stock issued for cash	447,371	448			42,018		42,466
Common stock issued for services
Common stock issued for officer compensation
Common stock issued for Conversion of Note	200,000	200			14,500		14,700
Adjustment to 8/19/19 conversion rate on 237,993 shares issued to GHS					(59,498)		(59,498)
Common stock returned to company
Net Loss						(180,896)	(180,896)

Balance December 31, 2019	53,371,264	$53,572	$5,200,000	$5,200	$27,944,881	$(28,651,435)	(647,782)
Common stock issued for cash	2,241,828	2,242			82,111		84,353
Common stock issued for services
Common stock issued for officer compensation
Common stock issued for employee compensation		-			-		-
Common stock returned to company
Common stock Cancellation-Majorca 1/24/20	(18,000,000)	(18,000)			18,000
Preferred stock Cancellation-Majorca 1/24/20			(5,200,000)	(5,200)	5,200
Net Loss						(262,370)	262,370

Balance March 31, 2020	37,813,092	$37,814			$28,050,192	$(28,913,805)	(825,799)

Common stock issued for cash	1,973,787	1,974			38,618		40,592
Common stock issued for services
Common stock issued for officer compensation
Common stock issued for Conversion of Note
Common stock returned to company
Net Loss						$(3,887,498)	(3,887,498)

Balance June 30, 2020	39,786,879	39,788			$28,088,810	$(32,801,303)	(4,672,705)

Common stock issued for cash	863,512	864			19,068		19,932
Common stock issued for services
Common stock issued for officer compensation
Common stock issued for Conversion on Note	1,500,000	1,500			30,000		31,500
Common stock returned to company
Net Loss						(141,888)	(141,888)

Balance September 30, 2020	42,150,391	42,152			28,137,878	(32,943,191)	(4,763,161)

Balance September 30, 2020	42,150,391	42,152			$28,137,878	$(32,969,291)	(4,789,261)

Common stock issued for cash	—	—			—		—
Common stock issued for services
Common stock issued for officer compensation
Common stock issued for Conversion on Note	3,500,000	3,500			39,611		43,111
Common stock returned to company
Net Loss						(110,793)	(110,793)

Balance December 31, 2020	45,650,391	45,652	—	—	28,177,489	(33,080,084)	(4,856,943)

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine	For the Nine
	Months Ended	Months Ended
	December 31, 2020	December 31, 2019
Cash Flow From Operating Activities:
Net loss	(4,166,279)	(937,883)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	—	142,590
Stock issued for services	—	—
Intrinsic value of Conv Notes-Addtl Paid-in-Capital	—	142,506
Depreciation and amortization	2,080	5,456
Changes in operating assets and liabilities:
Increase/Decrease in deposits	—	—
Increase/Decrease in prepaid expenses and other current assets	16,627	63,519
Decrease/Increase in inventory	19,645	56,714
Increase in other assets
Increase in accrued settlement	3,763,200	—
Increase in accounts payable	208,901	50,670
Net Cash Used in Operating Activities	(155,826)	(476,428)

Investing Activities:
Purchases of property and equipment	—	—
Patent expenditures	—	—
Net Cash Used in Investing Activities	—	—

Financing Activities:
Proceeds from issuance of common stock	60,524	137,466
Proceeds from notes payable- related party	—	—
Proceeds from Convertible Notes	74,611	220,000
Intrinsic value of Conv Notes-Addtl Paid-in-Capital	—	—
Officer Compensation Stock	—	—
Repayment of advances from related party	—	—
Net Cash Provided by Financing Activities	135,135	357,466

Net Decrease in Cash	(20,691)	(118,962)

Cash - Beginning of year	30,723	127,524
Cash - End of year	10,032	8,562

EARTH SCIENCE TECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

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

Principles of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries. The subsidiaries include Nutrition Empire, Inc., Cannabis Therapeutics, Inc. and Earth Science Pharmaceutical Inc. Earth Science Foundation, Inc. is a non-profit favored entity of the Company focused on developing its role as a world leader in the CBD space, expanding its work in the pharmaceutical and medical device sectors.

Earth Science Pharmaceutical (“ESP”) is a wholly owned subsidiary of ETST was committed to the development of low cost, non-invasive diagnostic tools, medical devices, testing processes and vaccines for sexually transmitted infections and/or diseases. ESP’s operations have been suspended while the Company restructures to maximize all efforts in the best interest to its shareholders.

Cannabis Therapeutics (“CTI”) is a wholly owned subsidiary of ETST poised to take a leadership role in the development of new, leading-edge cannabinoid-based pharmaceutical and nutraceutical products. CTI is invested in research and development to explore and harness the medicinal power of cannabidiol. The company is focused on developing treatments for breast and ovarian cancers, as well as two generic CBD based pharmaceutical drugs.

Nutrition Empire Inc. (“NE”) was established in 2014 as a supplement retail store offering products such as sports nutrition, at the time Earth Science Tech, Inc.’s High Grade CBD Oil and nutraceutical/bioceutical line. In early 2017 the Company decided to relinquish the retail store to allocate its capital and time to further pursue its successful industrial hemp CBD products through its growing wholesale accounts. Since the closing of Nutrition Empire in 2017, the wholly owned subsidiary has been dormant and kept for potential acquisitions or projects.

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; the accrual of the legal settlement, the carrying value recoverability and impairment, if any, of long-lived assets, including the estimated useful lives of fixed assets; the valuation allowance of deferred tax assets; stock-based compensation, the valuation of the inventory reserves and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

As of December 31, 2020 the Company has no warrants that are anti-dilutive and not included in the calculation of diluted loss per share.

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

Note 3 — Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2020, the Company had negative working capital, an accumulated deficit of $33,080,084 and was in negotiations to extend the maturity date on notes payable that are in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Related Party Balances and Transactions

Kannabidioid, Inc. is currently in development stage and has had no related party revenue from Earth Science Tech, Inc. for the three months ended December 31, 2020.

On January 11, 2019, Robert Stevens was appointed by the Nevada District Court as Receiver for the Company in Case No. A-18-784952-C. As approved by the Nevada District Court, Strongbow Advisors, Inc., an entity controlled by Robert Stevens (“Strongbow”), is compensated at a rate of $400 per hour for his services as the Company’s Receiver. During the three months ended December 31, 2020, $4,160 has been paid to Strongbow as compensation for Mr. Stevens’ services as the Company’s Receiver.

Note 5 – Stockholders’ Equity

During the three months ended December 31, 2020 and 2019, the Company issued 3,500,000 and 647,371 common shares for an aggregate of $43,111.25 and $42,466 respectively.

On October 06, 2020 the Company issued 1,500,000 shares of Common Stock at a price of $0.017728 per share in conversion of the Convertible Promissory Note dated February 13, 2019 for the principal debt amount of $26,034.72 and interest of $556.53 totaling $26,591.25 pursuant to the exemption provided by 3(a)9 of the Securities Act of 1933, as amended. Like the other notes purchased by GHS, the notes were originally issued as “not in a public offering” under the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On December 03, 2020 the Company issued 2,000,000 shares of Common Stock at a price of $0.00826 per share in conversion of the Convertible Promissory Note dated February 13, 2019 for the principal debt amount of $16,111.79 and interest of $408.21 totaling $16,520.00 pursuant to the exemption provided by 3(a)9 of the Securities Act of 1933, as amended. Like the other notes purchased by GHS, the notes were originally issued as “not in a public offering” under the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

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

Lease Agreements

On June 19, 2020, the Company entered into an office lease covering its Doral, Florida headquarters, with landlord Doral Flex. The Lease term is for 12 months commencing on October 1, 2020 and ending on September 30, 2021. The monthly rent, including sales tax is $2,128. A deposit of $6,191 was tendered to secure the lease. Rent expense for the three months ended December 31, 2020 was $6,995.

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

Note 7 — Balance Sheet and Income Statement Footnotes

Accounts receivables represent normal trade obligations from customers that are subject to normal trade collection terms, without discounts or rebates. If collection is expected in one year or less, they are classified as current assets. If not, they are presented as non-current assets. Notwithstanding, these collections, the Company periodically evaluates the collectability of accounts receivable and considers the need to establish an allowance for doubtful debts based upon historical collection experience and specifically identifiable information about its customers. As of December 31, 2020, the Company had allowances of $88,017. The Company used an allowance of 40% of receivables over 90 days to charge bad debt expense.

As of December 31, 2020, ROU Asset was $18,904 and Lease Liability-Current was $18,904.

Accounts payable are obligations to pay for goods and services that have been acquired in the ordinary course of business from suppliers. Accounts payable are classified as current liabilities if payment is due within one year or less (or in the normal operating cycle of the business if longer). If not, they are presented as non-current liabilities

Accrued expenses of $232,794 as of December 31, 2020 mainly represents, $32,126 of accrued interest on notes payable and accrued corporate payroll of $65,668, and accrued payroll for both Michael Aube and Nickolas Tabraue for $135,000.

General and administrative expenses were $30,818 and $126,174 for December 31, 2020 and 2019 respectively. For the three months ended December 31, 2020, the majority comprised receiver administration fees in the amount of $4,160, employee compensation in the amount of $5,655, and the remainder of, $21,003 was for rent, and other expenses.

Professional fees were $6,500 for the three months ended December 31, 2020. The bulk of these expenses were paid to OTC Markets.

Interest expense was $42,729 and $7,420 for three months ended December 31, 2020 and 2019. Interest expense for three months ended December 31, 2020 was mainly due to Convertible Notes-GHS.

Note 8 — Subsequent Events

The Company has been advised that its largest creditor, Centuria Foods, Inc., as assignee for the Cromogen judgement, has filed for Bankruptcy under Subchapter V of Chapter 11 on January 20, 2021.

The Company secured a financing from an existing shareholder in the amount of $50,000 on February 10, 2021 to fund the ongoing operations of the Company. The secured note is not convertible and contains customary terms and provisions.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Registration Statement filed on Form 10-12g and our Annual Report filed on Form 10-K for the fiscal year ended March 31, 2020, as well as our Quarterly report filed on Form 10-Q for the period ending December 31, 2020.

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

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries. The subsidiaries include Nutrition Empire, Inc., Cannabis Therapeutics, Inc., Earth Science Pharmaceutical Inc., and a non-profit favored entity Earth Science Foundation. (all intercompany balances and transactions have been eliminated on consolidation.)

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; the accrual of the legal settlement, the carrying value recoverability and impairment, if any, of long-lived assets, including the estimated useful lives of fixed assets; the valuation allowance of deferred tax assets; stock-based compensation, the valuation of the inventory reserves and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

As of December 31, 2020 the Company had no warrants issued or outstanding.

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

Liquidity and Capital Resources.

For the Nine-Month Period Ended December 31, 2020 versus December 31, 2019

During the nine months ended December 31, 2020, net cash used in the Company’s operating activities totaled $(4,157,143) compared to $(974,479) during the nine months ended December 31, 2019. During the nine months ended December 31, 2020, net cash used in investing activities totaled $0.00 compared to $0.00 provided by investing activities during the nine months ended December 31, 2019. During the nine months ended December 31, 2020, net cash provided by financing activities totaled $135,135 compared to $357,466 from financing activities during the nine months ended December 31, 2019. During the nine months ended December 31, 2020, net cash decreased $(155,826) as compared to the increase of $(476,428) during the nine months ended December 31, 2019.

At December 31, 2020, the Company had cash of $10,032, accounts receivable of $22,359, inventories of $43,703 and prepaid expenses of $0 that comprised the Company’s total current assets totaling $103,243. The Company’s property and equipment at December 31, 2020 had a net book value of $2,054.

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

At December 31, 2020, the Company had total liabilities of $4,960,186 of which $3,994,523 was held as a reserved for the settlement of its lawsuit with Cromogen (See Part II Other Information, Item 1. Legal Proceedings). Notwithstanding this reserve, the Company is optimistic, between its appeal of the judgment confirming the arbitration award and being in receivership, that the amount that it may ultimately be required to pay will be substantially less that the reserve contingency currently carried in its liabilities and/or that any payment that it may ultimately be required to pay may be structured by the receiver so as not to unduly burden or interfere with the Company’s business operations. Additionally, the Company’s legal expenses associated with the Cromogen matter decreased from $18,665 at December 31, 2019 to $0 at December 31, 2020 as there was no activity in the matter due to the Company being in receivership. The Company does not anticipate the costs of Cromogen litigation to remain at the levels they have been over the last two quarters because all that remains for the Company is the appeal. However, the anticipated decrease in legal costs associated with the Cromogen matter may be offset by the expenses of being in receivership where we will be responsible for the legal fees and costs incurred by the receiver; and in any event, regardless of the increase in one expense compared to the decrease in another, the Company believes that on balance, the net benefit to it that will result from the receivership will substantially outweigh the associated costs. The Company had no other long-term liabilities, commitments or contingencies. Other than anticipated increases in costs due to the expenses of being in receivership and the legal expenses associated therewith; together with the overall increase in expenses associated with a growing business and expanding operations, the Company does not anticipate a relative increase in any other expenses. The Company’s management is not aware of any other known trends, events or uncertainties which may affect the Company’s future liquidity except for a certain amount of uncertainty associated with being in receivership and to a certain extent, its dispute with Cromogen.

At December 31, 2020, the Company had a stockholders’ equity totaling $(4,856,943) compared to an equity of $(825,799) for the period ending December 31, 2019.

RESULTS OF OPERATIONS

For the Three Months Ended December 31, 2020 versus December 31, 2019

The Company’s revenue for the three months ended December 31, 2020 was $23,929 compared to December 31, 2019 revenue totaling $97,447. The decrease in revenue is primarily attributed to inventory constraints as well as available supply of acceptable raw material the Company requires and the Covid-19 pandemic causing major store accounts to close down.

The Company incurred operating expenses for the three months ended December 31, 2020 totaling $89,366, compared to $226,954 during the three months ended December 31, 2019. The decrease in operating expenses can be attributed to the Company suspending its R&D activities to focus on expanding sales of current products.

Officer compensation for the three months ended December 31, 2020 was $52,048 in cash and $0.00 in stock-based compensation compared to $49,788 in cash and $49,788 in stock-based compensation during the three months ended December 31, 2019.

The Company incurred marketing expenses of $0 during the three months ended December 31, 2020, compared to $13,327 during the three months ended December 31, 2019. The decrease in marketing expenses can be attributed to the Company reducing marketing costs and utilizing existing marketing materials.

The Company incurred general and administrative expenses of $30,818, during the three months ended December 31, 2020, compared to $126,174 during the three months ended December 31, 2019. The decrease in general and administration expenses was due to many services being suspended due to the Covid-19 pandemic.

The Company paid professional fees of $6,500, during the three months ended December 31, 2020, compared to $1,000 during the three months ended December 31, 2019. The reduction in professional fees was due to timing and general cost savings.

The Company incurred costs of legal proceedings of $0 during the three months ended December 31, 2020, compared to $18,665 during the three months ended December 31, 2019. The decrease in 2020 is a result of the Company being in receivership with the additional fees and legal expenses through Strongbow and the legal and professional advisors for the Receivership Estate, and expenses through general and administration.

The Company incurred research and development expenses of $0.00 during the three months ended December 31, 2020, compared to $18,000 during the three months ended December 31, 2019. The decrease in 2020 is associated with the Company moving the HygeeTM medical device out of R&D phase and discontinuing CBD patent applications, (See Part I Note 2 Carrying value, recoverability and impairment of long-lived assets). The Company determined to suspend current R&D based on core needs of the business of the Company and to preserve cash.

The Company generated a net loss from continuing operations for the three ended December 31, 2020 and 2019 of approximately $110,793 and $180,896, respectively. As of December 31, 2020 and March 31, 2020, the Company had current assets of $76,094 and $189,708, respectively, which included the following as of December 31, 2020: cash and cash equivalents of approximately $10,032; inventory of $43,703; accounts receivable of $22,359 (net of $88,017 in allowances.) and prepaid expenses of $0; Compared to; and the following as of March 31, 2020 cash and cash equivalents of approximately $30,723; inventory of $63,348; accounts receivable of $38,933 (net of $111,301 in allowances); and prepaid expenses of $54.

The Company’s Plan of Operation for the Next Twelve Months.

The Company’s auditors have expressed doubt as to our ability to continue as a going concern in part, because at December 31, 2020, the Company had negative working capital, an accumulated deficit of $33,080,084 and a note payable that has passed its maturity date and although the holder has been willing to forbear on collection activities, there is no formal written forbearance agreement and the holder could commence collections at any time if it so wished. We believe this is unlikely given the relative size of the note valued at $59,558 compared with the value of the note holder’s 6,700,000 shares of Common Stock. Additionally, our Current Liabilities have historically exceeded our Current Assets; and as of December 31, 2020 that trend was continued with our Current Liabilities of $4,960,186 exceeding our Current Assets of $103,243 by $4,856,943. While this trend is certainly has not been part of the Company’s objectives, management does not see it as particularly significant because in considering our Current Liabilities, $59,558 of them are represented in a related party note held by a “friendly” creditor who is also a large shareholder. In addition, the Current Liabilities also include the Accrued Settlement amount of $3,994,523. As stated, we believe that the related party note holder will continue to forgo immediate payment until we are in a better cash position to make payment and will otherwise cooperate with the receiver in structuring payment terms. Thus, while it is listed as a Current Liability, it operates more closely as a long-term liability and may ultimately be negotiated and converted into equity.

The Accrued Settlement represents nearly half of our Current Liabilities and at $3,994,523 its accrual represents a contingency reserve made for the unfavorable arbitration award that was confirmed and reduced to a judgment in the Company’s dispute with Cromogen (See Part II Item 1 Legal Proceedings.). So, while the Company was not ultimately successful in its motion before the arbitration panel or before the court in seeking to have the award recalculated (based upon the mathematical error described.) However, the Company, nevertheless, continues to have what it believes is more than one solid basis to successfully challenge the award / judgment on appeal and the matter is now on appeal. Additionally, the Company has since been put into receivership and with the appointment of the receiver a Blanket Stay was ordered by the Court. As such, its assets are not be subject to levy by any of the Company’s creditors. Further, if any of the Company’s creditors fails to make their claim(s) for amounts they claim due in a timely manner, after the receiver gives notice, those claims not timely made will be barred from later collecting and those amounts would no longer be recorded in the Company’s financial statements as Liabilities. The receiver has a wide degree of discretion in restructuring the estate of the Company and in how it manages the various creditors’ claims. In general, it may accept a claim, deny the claim or accept a claim in part and deny it in part; and in so doing, the receiver will consider the fairness to the parties affected, and the reasonableness of each claim. This includes Cromogen’s claim, regardless of the fact that its claim is based on a judgment. Thus, while we are ultimately optimistic about our prospects for success on appeal, as stated we are in receivership and as such, are afforded the protections of the Blanket Stay and all of the tools available to the receiver in his capacity, no assurances can be given that the appeal or the receiver’s decisions will be what we would view as “beneficial.” Although, we are confident that we will emerge from receivership, in any event, in a better position for our shareholders than we entered into it.

Regardless of the forgoing issues, the Company will require additional debt or equity financing for its operations as currently conducted. However, the Company believes its margins are sufficiently high that management feels, it could curtail a number of other costs and expenses, if necessary, that would enable it to continue its operations on a more limited basis - selling industrial hemp-based CBD and full-spectrum oils. However, the research and development we intend to pursue will require additional funding such that in order to maintain our operations at their current level (building for expansion, R&D, and the roll-out of our MSN-2 Device), we will require additional debt or equity financing in addition to the grants we have been able to secure. If we are unable to secure such additional financing, we would not be able to continue our operations as we have historically, with the research and development and accelerated product launches. As mentioned , our increase in marketing has provided us with additional sales opportunities that we believe will significantly increase our sales in the current year; and with our margins at approximately 41.17% together with increasingly larger inventory turns, our working capital would build quickly, if we are: a.) not continuing to fund R&D and having to meet other expenses nor b.) having to meet the R&D and other expenses with proceeds from additional financing; in each case, at an expense rate that is faster than our sales allow. This would then allow us to sustain operations without additional funding over the next 12 months if we were to reduce our operations and focus only on CBD and full-spectrum precuts; at which point, we could then begin with R&D and other expenses.

Alternatively, we could raise additional funds to meet the anticipated R&D and other expenses while we allow the sales from our existing products to become self-sustaining. This last path is our currently intended path to additional revenue. In fact, our receiver intends to assist us in raising additional funds to meet our obligations and to fund expansion of our business and operations. Among the financing possibilities presented by the receiver are the sale of Receivers’ Certificates, an existing shareholder rights offering, and a combination of debt and registered equity placed with an institutional investor. The proceeds from any financing will be used to meet the expenses of the receiver’s ongoing fees and costs associated with the administration of the estate, meeting creditors allowed claims and working capital for the Company’s ongoing operations, expansion and pursuit of its business plan.

Historically we have been able to fully fund operations from a combination of operations and through additional sales of our common stock; and even though we are in receivership, we have no reason to believe that we will not be able to continue doing so since we have a strong base of existing shareholders who are committed to our vision for the Company, they have historically demonstrated a willingness to purchase shares of stock when they are offered and the receiver intends to offer and in fact, has an additional exemption available to it that may be more desirable to them. If these shareholders were to cease purchasing shares when offered, if we or our receiver were unable to secure other sources of debt or equity financing, or if we or our receiver were unable to secure any or sufficient financing and on terms that are acceptable to us collectively, we would not be able to continue operations as currently planned. Rather, we would need to curtail our research and development, scale back operations and only focus on meeting the CBD and full-spectrum sales. But even then, if we curtailed operations, depending on whether we continued to incur unforeseen expenses, the receiver’s costs of administration of the estate were larger than expected or we otherwise generally incurred higher than expected expenses, we may not have sufficient capital to meet our current operating needs (including the receiver’s costs of administration of the estate). However, we do have sufficient resources over the short and long term with scaled back expenses and R&D so that after several turns of inventory we believe we would then be able to meet the costs of administration and resume our R&D and operations as planned. Additional funding primarily allows us to meet the additional costs associated with the receiver’s administration of the estate and to expedite our business plan. During the periods ending December 31, 2019 and June 30, 2018 the Company has met its capital requirements through a combination of operating activities and through external financing through the sale of its restricted common stock and convertible notes. We intend to continue the sales of our common stock and believe that by becoming a fully reporting company we have been able to attract additional investors, at smaller discounts to the current market price and from generally higher market prices, which is resulting in less dilution to existing investors than was the case while we were not a reporting company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

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

.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2020, the Company issued 0 shares of its common stock for $0.00, in transactions that were exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) and/or Rule 506 promulgate under Regulation D. No gain or loss was recognized on the issuances.

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

RECEIVER FOR EARTH SCIENCE TECH, INC. CASE NO. A-18-784952-C STRONGBOW ADVISORS, INC.

Dated:	February 12, 2021	By:	/s/ Robert Stevens
Robert Stevens
		Its:	Receiver

