Form 10-K
period 2021-03-31
Earth Science Tech, Inc.
filed 2021-09-28
CIK 1538495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-55000

EARTH SCIENCE TECH, INC.

(Exact name of registrant as specified in its charter)

Nevada	80-0961484
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10650 NW 29th Terrace

Doral, FL 33172, USA

(Address of principal executive offices, zip code)

(786) 375-7281

(Registrant’s telephone number, including area code)

8000 NW 31st Street, Unit 19

Doral, FL 33122, USA

(Former name, former address and former fiscal year,

if changed since last report)

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock	ETST	Over the Counter
$0.001 par value		Bulletin Board

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging Growth Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of Common Stock, $0.001 par value, outstanding on September 28, 2021 was 53,183,056.

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

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, the other reports, statements, and information that the Company has previously filed with or furnished to, or that we may subsequently file with or furnish to, the SEC and public announcements that we have previously made or may subsequently make include, may include, or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. To the extent that any statements made in this report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “on going”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation, marketability of our products; legal and regulatory risks associated with OTC Markets; our ability to raise additional capital to finance our activities; the future trading of our common stock; our ability to operate as a public company; our ability to protect our proprietary information; general economic and business conditions; the volatility of our operating results and financial condition; our ability to attract or retain qualified senior management personnel and research and development staff; and other risks detailed from time to time in our filings with the SEC, or otherwise.

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

On January 29, 2014, the Company entered into a consulting agreement with Pure Health, Inc. (“Pure”), a Puerto Rican corporation (the “Pure Consulting Agreement”). The purpose of the Pure Consulting Agreement was to retain Pure to consult the Company with regard to the development of health and wellness products as well as nutritional supplements, including idea generation, performing and designing formulations for products to be used in the health and nutrition market.

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

Today, ETST is a biotechnology company focused on unique nutraceuticals and bioceuticals designed to excel in industries such as health, wellness, nutrition, supplements, cosmetics and alternative medicine to improve the quality of life for consumers worldwide. ETST was established to deliver non-prescription nutritional and dietary supplements that help with treating symptoms such as: chronic pain, joint pain, inflammation, seizures, high blood pressure, memory loss, depression, weight management, nausea, aging and overall wellness. This may include products such as CBD as a natural constituent of hemp oil, vitamins, minerals, herbs, botanicals, personal care products, homeopathies, functional foods and other products. These products will be in various formulations and delivery forms including capsules, tablets, soft gels, chewables, liquids, creams, sprays, powders, and whole herbs.

In particular, ETST focused on researching and developing innovative hemp extracts and making them accessible worldwide. ETST began in this industry with the objective of being a supplier of high quality hemp oil enriched with high-grade CBD. ETST’s primary goal has been to advance different high quality hemp extracts with a broad profile of cannabinoids and additional natural molecules found in industrial hemp and to identify their distinct properties.

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

On January 9, 2019, the Company received notice that Strongbow Advisors, Inc. (“Strongbow”), and Robert Stevens (“Stevens”) (Stevens and Strongbow, each or collectively, the “Receiver”) had been appointed by the Nevada District Court, as Receiver for the Registrant in Case No. A-18-784952-C.

The Board of Directors of the Company along with certain other creditors and a majority of the shareholders sought the appointment of the Receiver after finding the Company in imminent danger of losing all of its assets by levy and garnishment to Cromogen Biotechnology Corporation (“Cromogen”), following the issuance by an arbitration panel of an award (the “Award”) in the sum of $3,994,522.50 in favor of Cromogen and the subsequent judicial confirmation of that award, in the matter entitled Cromogen Biotechnology Corporation vs. Earth Science Tech, Inc. (the “Cromogen Litigation”).

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

The Cromogen Litigation was appealed and the Company was optimistic about its prospects on appeal because of blatant mathematical errors present in the panel’s damage calculations along with its arbitrary and unsupportable basis for determining “lost profits” when all of the evidence that Cromogen provided failed to show that Cromogen had ever been profitable. Further, the relevant precedent case law suggested that “tort claims” would be outside of the purview of the agreement the Company had with Cromogen. Nevertheless, faced with such a large judgment and the imminent danger of insolvency, the Company determined that it was in the best interest of its shareholders and creditors to seek protection under receivership and the appointment of a receiver and on January 9, 2019 Robert L. Stevens and Strongbow Advisors, Inc. (“Stevens” and “Strongbow,” respectively )was/were appointed by the Nevada District Court as Receiver.

As part of the impact of the receivership, the Court issued a Writ of Injunction or “Blanket Stay” covering the Company and its assets during the time that the Company is in receivership. As a result of the “Blanket Stay” the Company’s estate is protected from creditors and interference with its administration is prevented while the Company’s financial issues are being fully analyzed and resolved. As part of this process, creditors were notified and required to provide claims in writing under oath on or before the deadline stated in the notice provided by the Receiver and any claimant that did not provide their claims in writing have been barred from collecting under NRS §78.675. The Blanket Stay will remain in place unless otherwise waived by the Receiver, or it is vacated by the Court or alternatively, lifted by the Court, upon a “motion to lift stay” duly made and approved by the Nevada District Court.

The appointment of the Receiver was approved unanimously by the Board of Directors and by a majority of the Company’s shareholders. Strongbow and Stevens were selected because of the representations Stevens made regarding his history and philosophy of helping (i) companies restructure and (ii) to execute on their business plans, albeit under a debt and capital structure that allows them to succeed. Stevens and Strongbow represented to the Company’s Board of Directors, management, certain secured creditors and major shareholders that they assist companies by helping them raise the capital needed not only to pay debts, but build and grow their businesses. The Receiver, however, is an agent of the court, and required to act in a manner that is independent and neutral in managing the Company’s operations and in trying to preserve the Company’s value for the creditors and shareholders.

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

Following effectiveness of the Registration Statement, the Company had the discretion to deliver puts to GHS and GHS was obligated to purchase shares of the Company’s common stock, par value $0.001 per share based on the investment amount specified in each put notice. Additionally, in accordance with the Equity Financing Agreement, the Company issued GHS a promissory note in the principal amount of $30,000 to offset transaction costs (the “Note”).

On November 8, 2019, the Receiver for the Company filed a motion for preliminary injunction against Majorca Group Ltd. in the 8th Judicial District in Clark County, Nevada on November 7, 2019. The filing requested a show cause hearing whereby the Company was requesting the Court grant it motion to cancel certain shares and class of stock and to nullify certain amendments of the Articles of Incorporation. Specifically, the Company asked that Majorca Group Ltd. be restricted from selling, transferring, converting, encumbering, hypothecating, obtaining loans against or in any fashion or in any way transferring their shares of common and preferred stock in the Company. Additionally, the motion sought a Freezing Injunction over any broker, bank, any financial institution, attorney, or agent holding shares of the Company as well as any proceeds from shares of the Company.

On January 27, 2020 Earth Science Tech, Inc., a Nevada corporation (the “Company”) reached a confidential settlement with Majorca Group, Ltd (“Majorca”). The Receiver was to withdraw its motion for injunction over the Majorca common and preferred shares. Under the terms of the Settlement Agreement, Majorca Group, Ltd. returned 18,000,000 common shares and 5,200,000 Series A Preferred Stock held by Majorca for cancellation. The Receiver represented to management that he intended to reissue the Series A Preferred Stock to Mr. Tabraue, the Company’s President, however in subsequent filings with the Commission he stated that the Series A Preferred Stock class would be cancelled completely and, as discussed herein, with the recent discharge and removal of Stevens and Strongbow and their replacement by the Nevada District Court with William Leonard, this issue remains unresolved at this time. The remaining 6,520,000 common shares held by Majorca is subject to lockup agreement and thereafter, sales are made pursuant to a 10b5 plan on file with a broker dealer.

On January 19, 2021, one of the Company’s largest shareholders served and filed a notice of motion and motion to intervene against Robert L. Stevens and Strongbow Advisors, Inc. (individually or collectively referred to as “Receiver”) that was later joined by additional shareholders representing approximately 33% of the issued and outstanding shares of the Company at that time. This motion to intervene, at its heart, was based upon and resulted from, what the interveners saw as, a lack of transparency by the Receiver. What was filed was initially based upon concerns over Mr. Stevens’ lack of transparency. However as the matter progressed in court, additional concerns have arisen and on August 27, 2021, Stevens and Strongbow were discharged and removed and William Leonard was appointed to replace them as Receiver, by the Nevada District Court.

The matter arose after management had identified an attractive acquisition candidate for which a share exchange was being proposed that would have resulted in it becoming a wholly owned subsidiary of the Company. The target company understandably did not wish to enter into a transaction of this nature while the Company remained in receivership and needed to know what legacy issues were left to be addressed. In order to proceed and delineate a path out of receivership for the acquisition target to consider a transaction with the Company, it was first necessary to know what the outstanding administrative and other liabilities were, and then to develop a plan to address them, whether it be by raising capital to pay them off, issuing shares in exchange or by mutual agreement with the creditors’ to reduce the amount that they were due or a combination of all three. After continually requesting this information without success, the Company’s President engaged counsel personally to help him. This was marginally successful and in November of 2020, the Receiver provided invoices through February, 2020. However, this left nine months of potentially billable time that remained unaccounted for in any definitive way. What was requested were the amounts that were included in the Company’s books and records (that portion of the liabilities attributable to the administration of the receivership estate) through the last quarterly filing and the period of time since that filing to the current date. Management, understanding that it would be necessary to address all potential liabilities in order to be able to begin negotiating terms of a stock based acquisition also recognized that the same was true in order to emerge from receivership. It was clear that the Company could not hope to exit receivership unless and until these potential liabilities were addressed and that it was an absolute necessity to have this information in order to structure a transaction with an acquisition target.

The Company has executed a joint letter of intent with three entities involved in the durable medical equipment, retail sales and compounding pharmacy businesses with the objective of negotiating the final terms of a transaction that will result in the Company’s acquisition of these entities.

BUSINESS BACKGROUND AND OVERVIEW

Prior to and while the Company was initially in receivership it has held the position as offering some of the highest-grade full spectrum cannabinoid oil on the market. There are positive results in studies on breast cancer and immune cells conducted through the University of Central Oklahoma, in addition to studies through DV Biologics that prove the Company’s CBD oil formulation lowers cortisol and functions as a neuro-protectant, with positive results in case studies through key health organizations. ETST was successful in the CBD market as it formulated, marketed and distributed the CBD oil used for its studies to the public, offering what it believed to be the most effective quality CBD on the market.

When the Company entered into receivership, it was with the understanding that management would be allowed to continue with its operations as they had been conducted (operations that had led to continually increasing sales prior to receivership), however what transpired in practice was different and led to a divergence between what management believed was in the best interests of the Company and its shareholders and what the Receiver was willing to allow.

The Receiver entered into a financing agreement with GHS Investments, LLC that involved the filing of a Registration Statement on Form S-1 for the Company. Management understood that the Receiver was filing the S-1 so that it could increase its sales / earnings so that it would be in a position to pay any claims and costs of the receivership out of a larger base of earnings rather than simply using proceeds from the S-1 to cover the administrative costs of receivership. The filing of this S-1 meant that the Company was in a “quiet period” from the time of filing until the U.S. Securities & Exchange Commission (“SEC” or “Commission”) declared it “effective.” During the quiet period the Company needed to be extremely careful in any of its press releases to keep strictly to facts in order to avoid potential claims by the SEC that the Company was “conditioning the market.” Initially, the Receiver was unwilling to allow management to raise the additional funds needed while the Company remained in the quiet period. However the quiet period itself, also made it very difficult for the Company to raise the capital needed, particularly given the length of time it took for the S-1 to be declared effective. This was capital that was needed to not only meet its litigation costs for the Cromogen matter but also to cover the added expenses of receivership, which were substantial. This, in turn, left less and less capital available for advertising, sales personnel and new inventory; and as a result, sales began a steady decline. The Form S-1 was filed in March of 2019 and after 6 months it was still not effective so the Receiver asked the attorney that had originally worked with the Company to take over and it was declared effective approximately 6 weeks later. However by that time, the Company’s sales were also declining because there were not funds available to pay for additional inventory and by this time both the price of the Company’s common stock and its trading volume had also diminished significantly. This compounded the issue because of the way that the financing was structured, the financing agreement had the amount of funds available in tranches based upon the recent price and volume levels and as a result of both declining through the quiet period and the length of the quiet period, the Company didn’t have the amounts available to it in tranches that it would have had when the S-1 was first filed. Nevertheless, even with a modest amount available from the first tranche, management presented the Receiver with a “use of funds” that involved spending on advertising, marketing, developing wider brand recognition and much needed inventory. It was designed to, and management believed would, not only help increase sales but also be well received in the market, which in turn, would have increased the funds available to the Company under subsequent tranches of financing. The Receiver was not willing to allow management to execute on its planned use of funds, instead giving instructions to sell more of certain items that were still in inventory, and refusing to order other items.

The Company was in need of additional financing however and without knowing what the total administrative liabilities were, management recognized that it would be unable to move forward, either out of receivership or in pursuing an acquisition or both. Further without a clear plan to exit receivership, investors were too apprehensive to consider investing in the Company. However, assuming that financing was not an issue facing the Company, after emerging from receivership, the process of rebuilding its CBD sales would be a time consuming process that would require the additional capital to cover overhead costs while Sales were rebuilt. This prompted management to begin looking for alternatives to build shareholder value at a rate that avoids lengthy periods of losses while rebuilding critical mass in its CBD sales. After evaluating certain alternatives, management determined that the best course of action to avoid the negative impact that a period of losses would have would be best accomplished through strategic acquisitions. That is, acquisitions that would bring in substantial revenue and earnings.

Ultimately in mid 2020, an acquisition candidate that was in a related business was identified that had worldwide brand recognition however, it was still not going to be possible to structure an acquisition until all of the administrative liabilities of the receivership had been determined / verified, accepted/approved and any plan necessary to manage them had been adopted.. The target company understandably did not wish to enter into a transaction of this nature while the Company remained in receivership and needed to know what legacy issues were left to be addressed. In order to proceed and delineate a path out of receivership for the acquisition target to consider a transaction with the Company, it was first necessary to know what the outstanding administrative and other liabilities were, and then to develop a plan to address them, whether it be by raising capital to pay them off, issuing shares in exchange or by mutual agreement with the creditors’ to reduce the amount that they were due or a combination of all three.

After months of requesting the total amount of outstanding administrative and other liabilities from the Receiver and finally with the assistance of independent legal counsel, the Company’s President still had only been able to gather information through February 2020. This was insufficient and not only meant that the Receiver did not have a reorganization plan and path for the Company to emerge from receivership, it meant that the Company was not going to be able to benefit from a particularly promising acquisition opportunity that had been presented. Further, without a plan to emerge from receivership or any indication how much of any funds that might be secured for the Company, would be used to advance revenue producing activities or to pay old liabilities, management was unwilling to ask investors to make additional investments in the Company. Then when discussing the need for funding to ensure that the Company could continue trading on OTC Markets as a fully reporting company under the Exchange Act, on January 19, 2021 one of the Company’s largest shareholders decided to intervene and commence the litigation against the Receiver by way of a notice of motion and motion to intervene.

On January 19, 2021, one of the Company’s largest shareholders served and filed a notice of motion and motion to intervene against Robert L. Stevens and Strongbow Advisors, Inc. (individually or collectively referred to as “Receiver”) this action was later joined by additional shareholders representing approximately 33% of the issued and outstanding shares of the Company at that time. This motion to intervene, at its heart, was based upon and resulted from, what the interveners saw as, a lack of transparency by the Receiver. What was filed was initially based upon concerns of Mr. Stevens’ lack of transparency. However as the matter progressed in court, additional concerns have arisen and on August 27, 2021, Stevens and Strongbow were discharged and removed and William Leonard was appointed to replace them as Receiver, by the Nevada District Court. Mr. Leonard is currently reviewing various matters, including past invoices presented by Stevens, as well as his conduct during the time he acted as Receiver for the Company as well as others that the prior Receiver had a prior relationship with that have derived benefits from working with the prior Receiver. The outcome of this review is uncertain at this time and a wide number of outcomes is possible.

The Company is now optimistic that it will be able to emerge from receivership under the new receiver, in a reorganized position that will allow it to proceed with the acquisitions of the three entities. Combined, these entities present a larger opportunity to realize the synergies that they have among themselves and in so doing, the Company believes it will be possible for shareholder value to increase at a faster rate than would otherwise be possible with only its CBD business and licensing of its medical device, Hygee, The Company has executed a joint letter of intent with three entities involved in the durable medical equipment, retail sales and compounding pharmacy businesses with the objective of negotiating the final terms of a transaction that will result in the Company’s acquisition of these entities.

Earth Science Foundation (“ESF”) is a favored entity of ETST, effectively being a non-profit organization on February 11, 2019 and is structured to accept grants and donations to conduct further studies and help donate ETST’s effective CBD products to those in need.

Current Operations

CORPORATE STRATEGY

ETST has changed its immediate focus from researching and developing innovative hemp extracts and making them accessible worldwide; with plans to be a supplier of high quality hemp oil enriched with high-grade CBD. Its primary goal had been to advance different high quality hemp extracts with a broad profile of cannabinoids and additional natural molecules found in industrial hemp and to identify their distinct properties. Initially our missions were to educate the public on the many and varied nutritional and health benefits of CBD-rich hemp oil, to optimize purity in formulation, and to find new product delivery systems. With the decline in CBD sales due to the factors described above, we determined that the most efficient means to increase shareholder value would be the acquisition of a complimentary business that would bring revenues sufficient to support its own operations but that would allow the business to expand and for the Company to rebuild its CBD business. The opportunity that the Company is currently pursuing is the acquisition of JBC Medical Equipment, Inc. together with RxCompoundStore.com, LLC and Peaks Curative, LLC. The acquisition of all three businesses would give the Company the ability to cross-sell among the businesses as well as our current customers. There are also some areas that have been identified in these companies that are at the point where the revenue levels are at a point where allocating minimal incremental expenses in certain product offerings should result in more significant increases in revenue and earnings. The corporate strategy currently is to develop the acquisition plan, structure and terms while the Company’s receivership is wound down so that when it emerges from receivership, it is in a position to execute on the planned acquisitions. As the Company assimilates the new businesses into its operations, it plans to work to raise additional capital necessary to expand on the existing operations and to capitalize on their synergistic opportunities that provide the greatest immediate return on investment (i.e. pick the low hanging fruit), then to continue capitalizing on the opportunities among the companies and to rebuild its CBD sales. Finally it plans to license its Hygee product to a third party, if it is able to negotiate terms that are acceptable.

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

To offer a wide selection of health and nutrition products through online, clinics, pharmacies, and in-store retail. Through our wholly owned subsidiary, we plan to continue expanding retail sales of nutritional supplements through online, clinics, pharmacies, and in-store sales. Then with the acquisition of the compounding pharmacy, we will focus on men’s health as well as other areas. In particular, the Company plans to continue with plans to build a sterile facility so that injectable products may be compounded and sold. Our current product selection includes many high-quality supplement brands, and includes our proprietary CBD-rich hemp oil.

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

Consumer product extraction and quality - CBD

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

SUBSIDIARIES

The Company’s’ subsidiaries include Earth Science Tech Inc., Nutrition Empire LLC., Cannabis Therapeutics, Inc., Earth Science Pharmaceutical Inc., and Earth Science Foundation, Inc. (all intercompany balances and transactions have been eliminated on consolidation.) Provided that we are able to negotiate acceptable terms of acquisition, we plan to acquire JBC Medical Equipment, Inc. together with RxCompoundStore.com, LLC and Peaks Curative, LLC

PRODUCT REGULATION

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

EMPLOYEES

As of March 31, 2021, the Company has three (3) employees. None of our employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relationship with our employees to be good.

ITEM 1A. RISK FACTORS

This investment has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and the other information in this periodic report. If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down. This means you could lose all or a part of your investment. You should carefully consider the risks described below together with all of the other information included in our public filings before making an investment decision with regard to our securities. The statements contained in or incorporated into this document that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following events described in these risk factors actually occur, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Moreover, additional risks not presently known to us or that we currently deem less significant also may impact our business, financial condition or results of operations, perhaps materially. For additional information regarding risk factors, see “Forward-Looking Statements.”

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

Failure to raise additional capital to fund operations could harm our business and results of operations:

Our primary source of operating funds from 2015 through the March 31, 2021 fiscal year end has been from revenue generated from proceeds from sales of our CBD products and full spectrum oils powders and gelcaps as well as the sale of our common stock. The Company has experienced net losses from operations since inception, but expects these conditions to improve in 2021 and beyond as it develops its business model. The Company has stockholders’ deficiencies at March 31, 2021 and will require additional financing to fund future operations. Currently, we do not have any firm committed arrangements for financing and can provide no assurance to investors that we will be able to obtain financing when required. No assurance can be given that the Company will obtain access to capital markets in the future or that financing, adequate to satisfy the cash requirements of implementing our business strategies, will be available on acceptable terms. The inability of the Company to gain access to capital markets or obtain acceptable financing could have an adverse effect upon the results of its operations and upon its financial conditions.

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

The Cromogen Litigation has now been settled for $585,885.90 under terms that involve monthly payments. If we default on the payment terms, the total amount due would be substantially greater, however the Cromogen matter has been resolved to management’s satisfaction.

Although the appointment of the Receiver was approved unanimously by the Board and by a majority of the Company’s shareholders. Strongbow and Stevens were selected because of their representation of their practice and reputation for helping (i) companies restructure and (ii) to execute on their business plans, albeit under a debt and capital structure that allows them to succeed. Stevens and Strongbow assist companies by helping them raise the capital needed not only to pay debts, but build and grow their businesses. A receiver, however, is an agent of the court, and needs be independent and neutral in managing the Company’s operations and trying to preserve the Company’s value for the creditors and shareholders. Notwithstanding the forgoing, when the motion to intervene was initiated by one of the Company’s major shareholders, the Receiver proposed a plan of liquidation to the Court which the Court rejected. As that litigation progressed, what began as a concern about the Receiver’s transparency turned to concerns about that Receiver’s certifications both to the Company’s Auditor and in the Periodic Reports that were filed with the SEC. The Receiver fired the Company’s President and it’s CFO resigned because of requests made by the Receiver that the CFO considered inappropriate. Initially, because of a high six figure invoice presented by the Receiver to covered time periods beginning with the Receiver’s appointment until the time the statement was presented to the court and because there was nobody left in management to evaluate or otherwise challenge its treatment, it was both management and the auditor’s position that restatements of the financial statements was going to be required. However, with the discharge and removal of that Receiver and the appointment of Mr. Leonard by the Court Order doing so had the specific direction to the successor receiver to investigate any potential conversion, fraud or embezzlement and to claw-back the same if found, as well as to review the Receiver’s claimed fees and those received as part of his investigation. Management believes that the evidence will support a denial of the most recent statement presented by Stevens and Strongbow, and depending on that outcome and what is determined by the successor receiver, it may not be necessary for the Company to restate its financial statements and amend its periodic reports filed with the SEC.

There are a number of possible outcomes to the receivership, including settlement and payment to creditors, reorganization, or, although management believes it unlikely at this juncture, liquidation. The stated intent of the successor receiver is to reorganize the Company, pay or settle the Company’s debts and emerge from receivership. Management and a number of shareholders were concerned about a lack of transparency in the amount of administrative expenses on the part of the Receiver and as a result, a motion to intervene was filed in the Nevada District Court culminating it the discharge and removal of the original Receiver. The Receiver was replaced by William Leonard upon the Order of the Nevada District Court on August 27, 2021. The successor receiver is investigating a number of issues during the period of the prior Receiver’s appointment. If the successor receiver does not mitigate the impact or otherwise settle or restructure the Company’s liabilities, the Company’s results could be materially adversely impacted and the Company may be forced to liquidate its business.

As part of the receivership, the Court issued a Writ of Injunction or “Blanket Stay” covering the Company and its assets during the time that the Company is in receivership. As a result of the “Blanket Stay” the Company’s estate is protected from creditors and interference with its administration is prevented while the Company’s financial issues are being fully analyzed and resolved. As part of this process, creditors were notified and required to provide claims in writing under oath on or before the deadline stated in the notice provided by the Receiver and those claims not made before the deadline were barred under NRS §78.675. The Blanket Stay will remain in place unless otherwise waived by the Receiver, or it is vacated by the Court or alternatively, lifted by the Court, upon a “motion to lift stay” duly made and approved by the Nevada District Court.

We sell our products in highly competitive markets, which results in pressure on our profit margins and limits our ability to maintain or increase the market share of our services.

The nutraceutical industry as well as the durable medical equipment, retail pharmacy and compounding pharmacy businesses are subject to significant competition and pricing pressures. We will experience significant competitive pricing pressures as well as competitive products. Several significant competitors offer products with prices that may match or are lower than ours. We believe that the products we offer are generally competitive with those offered by other supplement and nutraceutical companies. It is possible that one or more of our competitors could develop a significant research advantage over us that allows them to provide superior products or pricing, which could put us at a competitive disadvantage. Continued pricing pressure or improvements in research and shifts in customer preferences away from natural supplements could adversely impact our customer base or pricing structure and have a material and adverse effect on our business, financial condition, results of operations and cash flows.

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

Laws and regulations affecting our industry are constantly changing:

The constant evolution of laws and regulations affecting the marijuana industry and the compounding pharmacy as well as rules and regulations affecting the insurance coverage for durable medical equipment (assuming we are successful in our planned acquisitions) could detrimentally affect our operations. Local, state and federal medical marijuana laws and regulations are broad in scope and subject to changing interpretations. These changes may require us to incur substantial costs associated with legal and compliance fees and ultimately require us to alter our business plan. Furthermore, violations of these laws, or alleged violations, could disrupt our business and result in a material adverse effect on our operations. In addition, we cannot predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be directly applicable to our business.

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

Our current business is dependent on laws pertaining to the cannabis industry:

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

Congress has determined that marijuana is a dangerous drug and that the illegal distribution and sale of marijuana is a serious crime that provides a significant source of revenue to large-scale criminal enterprises, gangs, and cartels. The Department of Justice is committed to enforcement of the Controlled Substance Act (CSA) consistent with those determinations. The Department is also committed to using its limited investigative and prosecutorial resources to address the most significant threats in the most effective, consistent, and rational way. In furtherance of those objectives, as several states enacted laws relating to the use of marijuana for medical purposes, the Department in recent years has focused its efforts on certain enforcement priorities that are particularly important to the federal government:

■	Preventing the distribution of marijuana to minors;

■	Preventing revenue from the sale of marijuana from going to criminal enterprises, gangs, and cartels;

■	Preventing the diversion of marijuana from states where it is legal under state law in some form to other states;

■	Preventing state-authorized marijuana activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;

■	Providing the necessary resources and demonstrate the willingness to enforce their laws, and

■	Enacting regulations in a manner that ensures they do not undermine federal enforcement priorities.

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

Because our business is dependent upon continued market acceptance by consumers, any negative trends will adversely affect our business operations:

Currently, our CBD business is substantially dependent on continued market acceptance and proliferation of consumers of cannabis, medical marijuana and recreational marijuana as well as CBD and full spectrum cannabinoids. We believe that as marijuana becomes more accepted the stigma associated with marijuana use will diminish and as a result consumer demand will continue to grow. While we believe that the market and opportunity in the marijuana space continues to grow, we cannot predict the future growth rate and size of the market. Any negative outlook on the marijuana industry will adversely affect our business operations.

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

FDA and Other Regulation of Compounding Pharmacies and Ownership.

Assuming we are successful in pursuing the acquisition of RxCompoundingStore.com, LLC, and Peaks Curative, LLC, we will also be subject to FDA and other regulatory oversight and regulation related to the products we offer through our compounding pharmacy, the billing through Medicare and Medicaid as to durable medical equipment. In addition it is possible that we may be subject to additional issues because of our common ownership of Peaks Curative and the Pharmacy that supplies the product prescribed. This may result in our inability to realize certain synergies we are hopeful that will exist.

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

Risks Related to Our Securities

Because we may issue additional shares of our common stock, investment in our company could be subject to substantial dilution:

Investors’ interests in our Company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 75,000,000 shares of common stock, $0.001 par value per share. As of March 31, 2021 there were 50,883,056 shares issued and outstanding and as of September 17, 2021 there were 53,183,056 shares of our common stock issued and outstanding. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will likely be diluted. Dilution is the difference between what investors pay for their stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our company’s common stock could seriously decline in value.

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

Our common stock is currently quoted only on the OTCQB marketplace, which may have an unfavorable impact on our stock price and liquidity:

Our common stock is quoted on the OTCQB Marketplace. The OTCQB Marketplace is a significantly more limited market than the New York Stock Exchange or the NASDAQ stock market. The quotation of our shares of common stock on the OTCQB Marketplace may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-

term adverse impact on our ability to raise capital in the future.

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

Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to the following:

■	variations in our quarterly operating results;

■	loss of a key relationship or failure to complete significant transactions;

■	additions or departures of key personnel; and

■	fluctuations in stock market price and volume.

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

Because we may issue additional shares of our common stock, investment in our company could be subject to substantial dilution:

Investors’ interests in our Company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 75,000,000 shares of common stock, $0.001 par value per share. As of the date hereof there are 50,883,056 shares of our common stock issued and outstanding. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will likely be diluted. Dilution is the difference between what investors pay for their stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our company’s common stock could seriously decline in value.

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

The issuance of shares to enter into acquisitions may have a significant dilutive effect.

Depending on the number of shares we issue pursuant to the any definitive agreements we enter into with acquisition candidates, it could have a significant dilutive effect upon our existing shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTY AND EQUIPMENT

On August 14, 2017, the Company executed a lease for a 1,981 square foot office/warehouse space in Miami, FL to be used for corporate offices and storage of inventory. The term of the lease began September 1, 2017 and continues for 37 months ending September 30, 2020. The monthly rent will be $1,863.50 until September 30, 2018 with escalations to $1,925.44 and $1,989.21 per month on September 30, 2019 and 2020 respectively. On June 19, 2020 the Company renewed its lease to $1,989.21 a month for an additional 12 month term commencing on October 2020 and ending on September 30, 2021. On March 25, 2021, the Receiver decided to shutdown the Miami Facility and shipped the Company’s remaining inventory to his CO office to fulfill and have as the corporate address., the Receiver believed that his existing facility was suitable.

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

The Cromogen Litigation has been settled under an agreement that provides for monthly payments beginning after the first of the year in January 2022. The settlement agreement contains a significant increase in the amount due from $450,000 if the Company should default on its payment obligations thereunder.

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

On January 19, 2021, one of the Company’s largest shareholders served and filed a notice of motion and motion to intervene against Robert L. Stevens and Strongbow Advisors, Inc. (individually or collectively referred to as “Receiver”) this action was later joined by additional shareholders representing approximately 33% of the issued and outstanding shares of the Company at that time. This motion to intervene, at its heart, was based upon and resulted from, what the interveners saw as, a lack of transparency by the Receiver. What was filed was initially based upon concerns of Mr. Stevens’ lack of transparency. However as the matter progressed in court, additional concerns have arisen and on August 27, 2021, Stevens and Strongbow were discharged and removed and William Leonard was appointed to replace them as Receiver, by the Nevada District Court. Mr. Leonard is currently reviewing various matters, including past invoices presented by Stevens, as well as his conduct during the time he acted as Receiver for the Company as well as others that the prior Receiver had a prior relationship with that have derived benefits from working with the prior Receiver. The outcome of this review is uncertain at this time and a wide number of outcomes is possible.

The Company is now optimistic that it will be able to emerge from receivership under the new receiver, in a reorganized position that will allow it to proceed with the acquisitions of the three entities. Combined, these entities present a larger opportunity to realize the synergies that they have among themselves and in so doing, the Company believes it will be possible for shareholder value to increase at a faster rate than would otherwise be possible with only its CBD business and licensing of its medical device, Hygee, The Company has executed a joint letter of intent with three entities involved in the durable medical equipment, retail sales and compounding pharmacy businesses with the objective of negotiating the final terms of a transaction that will result in the Company’s acquisition of these entities.

ITEM 4. MINE SAFTEY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the OTCQB under the symbol “ETST”. Our common stock has been quoted on the OTCQB since August 27, 2018, under the symbol “ETST”. Because we are quoted on the OTCQB, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid quotations for our common stock as reported on the OTCQB for the periods indicated.

Fiscal 2020	Low	High
First Quarter – reported June 30, 2019	$0.65	$0.775
Second Quarter – reported September 30, 2019	$0.37	$0.45
Third Quarter – reported December 31, 2019	$0.0675	$0.075
Fourth Quarter – reported March 31, 2020	$0.0313	$0.05

Fiscal 2021	Low	High
First Quarter – reported June 30, 2020	$0.0372	$0.0372
Second Quarter – reported September 30, 2020	$0.028	$0.029
Third Quarter – reported December 31, 2020	$0.018	$0.02
Fourth Quarter – reported March 31, 2021	$0.033	$0.0396

HOLDERS

As of March 31, 2021, there are 157 record holders of 50,883,056 shares of the Company’s common stock.

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

During the twelve months ended March 31, 2020, the Company did not issue any shares of its common stock that would have been exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) and/or Rule 506 promulgate under Regulation D.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the years ended March 31, 2021 and March 31, 2020 should be read in conjunction with our consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and similar expressions to identify forward-looking statements.

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

RESULTS OF OPERATIONS

The following tables set forth summarized cost of revenue information for the year ended March 31, 2021 and for the year ended March 31, 2020:

	For the Years Ended
	March 31,
	2021	2020

Revenue	$140,902	$526,139
Cost of revenues	100,968	307,665
Gross Profit	39,934	218,474

We had product sales of $140,902 and gross profit of $39,934, representing a gross margin of 28% in 2021 compared with product sales of $526,139 and gross profit of $218,474, representing a gross margin of 42% in 2020. The sales decreased in 2021 compared with 2020 is primarily due to the Covid-19 pandemic causing many of our store accounts to closing down and customers ordering less.

OPERATING EXPENSE

A reconciliation from our net income (loss) to Adjusted EBITDA, a non-GAAP measure, for the years ended March 31, 2021 and 2020 are outlined in the table below:

	Fiscal Year Ended March 31, 2021 and March 31, 2020
	2021	2020	$ Change	% Change
Compensation - officers	$208,750	$194,019	$14,731	8%
Officer Compensation Stock	$—	$142,590	$(142,590)	(100)%
Marketing	$—	$47,071	$(47,071)	(100)%
General and administrative	$228,790	$551,480	$(322,690)	(59)%
Donations	$—	$—	$—	—
Loss on disposal of assets	$—	$—	$—	—
Patent Impairment Expense	$—	$—	$—	—
Professional fees	$26,535	$30,991	$(4,456)	(14)%
Bad Debt Expense	$—	31,211	$(31,211)	(100)%
Cost of legal proceedings	$105,773	$84,777	$20,996	25%
Litigation Expense	$3,763,200	—	$3,763,200	100%
Research and development	$9,000	76,113	$(67,113)	(88)%
Total operating expenses	$4,342,048	$1,127,041	$3,215,007	285%

Loss from operations	(4,302,114)	(908,567)	$(3,377,106)	372%

Other Income (Expenses)
Other Income	$407	$26,351
Interest expense	$(4,765)	$(4,765)
Interest Expense-Convertible Note 1-GHS	$(4,254)	$(39,117)
Interest Expense-Convertible Note 2-GHS	$(11,122)	$(79,330)
Interest Expense-Convertible Note 3-GHS	$(9,005)	$(92,002)
Interest Expense-Convertible Note 4-GHS	$(9,012)	$(91,326)
Interest Expense-Convertible Note 5-GHS	$(37,909)	$(8,071)
Interest Expense-Promissory Note-GHS	$(5,399)	$(3,426)
Interest income	—	—
Total other income (expenses)	(81,059)	(291,686)

Net loss before income taxes	(4,383,173)	1,200,253)

Income taxes	—	—

Net loss	$(4,383,173)	$(1,200,253)

Net loss per common share:
Loss per common share-Basic and Diluted	$(0.08)	$(0.03)

For the year ended March 31, 2021, the Company had a net loss from continuing operations of approximately $4,383,173 compared to a loss from continuing operations of approximately $1,200,253 for the year ended March 31, 2020. This increase in net loss is due largely to litigation expenses from the Cromogen litigation and receivership fees.

General and administrative expenses represent bank charges, office expenses, rent and filing fees.

INTEREST EXPENSE

Interest expense sustained to $4,765 in 2021 compared with $4,765 in 2020.

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

CASH FLOW & ASSETS

A summary of our changes in cash flows & assets for the years ended March 31, 2021 and 2020 is provided below:

	March 31, 2021	March 31, 2020
ASSETS
Current Assets:
Cash	$16,161	$30,723
Accounts Receivable(net allowance of $101,404 and $101,404 respectively)	$6,108	$38,933
Prepaid expenses and other current assets	—	54
Inventory	21,739	63,348
Total current assets	44,008	133,058

Property and equipment, net	1,712	4,133

Other Assets:
Patent, net	—	—
Rou Asset	12,653	11,170
Deposits	6,191	6,191
Total other assets	18,844	17,361
Total Assets	$64,564	$154,552

LIABILITIES AND STOCKHOLDERS’S EQUITY

Current Liabilities:
Accounts payable	$173,994	$82,228
PPP Loan	$31,750	$—
PPP Loan 2	$31,215	$—
Issa Loan Advance	$49,980	$—
SBA EDIL Loan	$106,800	$—
Accrued expenses	$234,319	$154,552
Accrued settlement	$3,994,523	$231,323
Interest Payable-Conv Notes-GHS	29,107	9,648
Interest Payable-Promissory Note-GHS	9,029	3,630
Convertible Note 1-GHS	—	76,927
Convertible Note 2-GHS	62,055	88,596
Convertible Note 3-GHS	88,825	88,525
Convertible Note 4-GHS	88,894	88,894
Convertible Note 5-GHS	88,710	55,000
Promissory Note-GHS	30,000	30,000
Lease Liability-Current	12,653	11,170
Notes payable - related parties	59,558	59,558
Total current liabilities	5,091,412	980,351
Total liabilities	5,091,412	980,351

Commitments and contingencies

Stockholders’ (Deficit) Equity:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 50,883,056 and 37,813,092 shares issued and outstanding as of March 31, 2021 and March 31, 2020 respectively	50,553	37,814
Additional paid-in capital	28,219,577	28,050,192
Accumulated deficit	(33,296,878)	(28,913,505)
Total stockholders’ (Deficit)Equity	(5,028,848)	(825,499)
Total Liabilities and Stockholders’ (Deficit) Equity	$64,564	$154,552

For the year ended March 31, 2021 the Company had a net loss from continuing operations of approximately $4,383,173 compared to a loss from continuing operations of approximately $1,200,253 for the year ended March 31, 2020. This increase in net loss is due to the unprecedented pandemic hindering overall sales, Cromogen accrued settlement, and the receiver’s company Strongbow Advisors, Inc..

Marketing expenses totaled $47,071 for the twelve months ended March 31, 2021, a decrease of $195,648 from $47,071 for the twelve months ended March 31, 2020. This decrease primarily related to the Company reducing marketing costs and utilizing existing marketing materials.

Research and development costs were totaled $0 for the twelve months ended March 31, 2021, a decrease of $47,071 from $47,071. The decrease is associated with the Company moving the HygeeTM medical device out of R&D phase and discontinuing CBD patent applications, (See Part I Note 2 Carrying value, recoverability and impairment of long-lived assets). The Company determined to suspend current R&D based on core needs of the business of the Company and the unprecedented pandemic leading to many stores closing down having the Company have no use for any marketing material.

Accrued expenses totaled $234,319 for the twelve months ended March 31, 2021, an increase of $79,767 from $154,552 for the period ended March 31, 2020. The Majority of the accrued expenses were $135,000 of Michel Aube’s salary that was never compensated under the management of the Reciever, $66,000 of Nickolas Tabraue’s salary Mr. Tabraue allowed to be accrued to ensure the rest of the employees and executive team were being compensated, and the remaining $33,000 were of an accrued interest on related Notes Payable.

Officer stock compensation totaled $0 for the twelve months ended March 31, 2021, a decrease of $142,590 from $142,590 for the prior period ended March 31, 2020. This is due to the receiver not wanting issue shares to the Company’s officers, against their executive agreement.

Professional fees totaled $26,535 for the twelve months ended March 31, 2021, a decrease of $4,456 from $30,991 for the prior period ended March 31, 2020. The reduction in professional fees was due to timing and general cost savings.

The costs of legal proceedings totaled $105,773 for the twelve months ended March 31, 2021, an increase of $20,996 from $84,777 for the prior period ended March 31, 2020. The increase is a result of the Receiver using the Company to fund the intervener litigation that was brought based on alleged lack of receivership transparency (See Item 3. Legal Proceedings and Note 8. Subsequent Events).

Total Revenues - For the years ended March 31, 2021 and 2020, the Company had total sales of $140,902 and $526,139, respectively. While our revenues decreased, this was consistent with a corresponding decrease in our cost of goods sold from $100,968 for the year ended March 31, 2021 to $307,665 for the year ended March 31, 2020; resulting in a Gross Profit of $39,934 as of March 31, 2021 compared to $295,013 for the previous year ending March 31, 2020. The decrease in revenue is primarily attributed to inventory constraints as well as available supply of acceptable raw material the Company requires and the unprecedented pandemic.

Costs and Expenses - Costs of sales, include the costs of manufacturing, packaging, warehousing and shipping our products. As we develop and release additional products, we expect our costs of sales to increase.

General and administrative expenses decreased from $551,480 for the year ended March 31, 2021, to $228,790 for the year ended March 31, 2020. This decrease was due to the company not having sufficient funds for the receiver to pay his company Strongbow Advisors, Inc..

The Company had $16,161 in Cash for the period ended March 31, 2021, compared with $30,723 for the same period ended March 31, 2020. This decrease is primarily due to inventory constraints as well as available supply of acceptable raw material the Company requires and the unprecedented pandemic.

The Company had $173,994 in Accounts Payable for the period ended March 31, 2021, compared with $82,228 for the same period ended March 31, 2020. This increase is primarily due to the Receiver refusing to pay the Company’s SEC legal counsel, Davisson Associates PA’s invoices, and the Company’s sales team earned commissions.

The Company had $59,558 in Notes Payable and Accrued Interest for the period ended March 31, 2021. The Company had the same amount in Notes Payable and Accrued Interest for the period ended March 31, 2020.

The Company had a Stockholder’s Deficit of $5,028,848 for the period ended March 31, 2021, compared with $825,799 of Stockholder’s Equity for the same period ended March 31, 2020. This increase is primarily due to Cromogen’s accrued settlement, and issuance of shares from the conversion of GHS Notes

We are a smaller reporting company, as defined by 17 CFR § 229.10(f)(1). We do not consider the impact of inflation and changing prices as having a material effect on our net sales and revenues and on income from our operations for the previous two years or from continuing operations going forward.

The Company achieved a gross margin percentage of 28% for the year ended March 31, 2021, a decrease of 14% from the gross margin percentage of 42% for the prior year ended March 31, 2020. The Company expects this gross margin percentage to be corrected marginally as it achieves greater economies of scale from higher volumes of sales and is consequently able to purchase inventory at lower prices, and acquiring other operating companies with high profit margin products.

CASH FLOWS FROM OPERATING ACTIVITIES

Operating Activities - For the years ended March 31, 2021 and March 31, 2020, the Company used cash for operating activities of $182,124 and $421,819, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

During the years ended March 31, 2021 and March 31, 2020, the Company had no cash flows from investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

During the year ended March 31, 2021, the Company received $0 in cash proceeds from sales of registered common stock, $60,524 in cash proceeds from sales of registered shares through its effective S-1, and $50,000 from convertible Promissory Note from Issa El-Cheikh. For the Year ended March 31, 2020, the Company received $421,819 in cash from the issuance registered common stock and convertible notes.

FUTURE FINANCING

Private investors through standard notes , discounted registered stock.

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

March 31, 2021

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Earth Science Tech Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Earth Science Tech Corporation as of March 31, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
September 28, 2021

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31 2021	March 31, 2020
ASSETS
Current Assets:
Cash	$16,161	$30,723
Accounts Receivable (net allowance of $101,404 and $ 101,404 respectively)	$6.108	$38,933
Prepaid expenses and other current assets	—	54
Inventory	21,739	63,348
Total current assets	44,008	133,058

Property and equipment, net	1,712	4,133

Other Assets:
Patent, net	—	—
Rou Asset	12,653	11,170
Deposits	6,191	6,191
Total other assets	18,844	17,361
Total Assets	$64,564	$154,552

LIABILITIES AND STOCKHOLDERS’S EQUITY

Current Liabilities:
Accounts payable	$173,994	$82,228
PPP Loan	$31,750	$—
PPP Loan 2	$31,215	$—
Isa Loan Advance	$49,980	$—
SBA EDIL. Loan	$106,800	$—
Accrued expenses	$234,319	$154,552
Accrued settlement	3,994,523	231,323
Interest Payable-Conv Notes-GHS	29,107	9,648
Interest Payable-Promissory Note-GHS	9,029	3,630
Convertible Note 1-GHS	—	76,927
Convertible Note 2-GHS	62,055	88,596
Convertible Note 3-GHS	88,825	88,525
Convertible Note 4-GHS	88,894	88,894
Convertible Note 5-GHS	88,710	55,000
Promissory Note-GHS	30,000	30,000
Lease Liability-Current	12,653	11,170
Notes payable - related parties	59,558	59,558
Total current liabilities	5,091,412	980,351
Total liabilities	5,091,412	980,351

Commitments and contingencies

Stockholders’ (Deficit) Equity:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 50,883,056 and 37,813,092 shares issued and outstanding as of March 31, 2021 and March 31, 2020 respectively	50,553	37,814
Additional paid-in capital	28,219,577	28,050,192
Accumulated deficit	(33,296,878)	(28,913,805)
Total stockholders’ (Deficit)Equity	(5,026,848)	(33,283,592)
Total Liabilities and Stockholders’ (Deficit) Equity	$64,564	$154,552

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2021	2020
Revenue	$140,902	$526,139
Cost of revenues	100,968	307,665
Gross Profit	39,934	218,474

Operating Expenses:
Compensation - officers	208,750	194,019
Officer Compensation Stock	—	142,590
Marketing	—	47,071
General and administrative	228,790	551,480
Donations	—	—
Loss on disposal of assets	—	—
Patent Impairment Expenses	—	—
Professional fees	26,535	30,991
Litigation Expense	3,763,200	—
Cost of legal proceedings	105,773	84,777
Research and development	9,000	76,113
Total operating expenses	4,342,048	1,127,041

Loss from operations	(4,302,114)	(908,567)

Other Income (Expenses)
Other income	407	26,351
Interest expense	(4,765)	(4,765)
Interest Expense-Convertible Note 1-GHS	(4,254)	(39,117)
Interest Expense-Convertible Note 2-GHS	(11,122)	(79,330)
Interest Expense-Convertible Note 3-GHS	(9,005)	(92,002)
Interest Expense-Convertible Note 4-GHS	(9,012)	(91,326)
Interest Expense-Convertible Note 5-GHS	(37,909)	(8,071)
Interest Expense-Promissory Note-GHS	(5,399)	(3,426)
Interest income	—	—
Total other income (expenses)	(81,059)	(291,686)

Net loss before income taxes	(4,383,173)	(1,200,253)

Income taxes	—	-

Net loss	$(4,383,173)	$(1,200,253)

Net loss per common share:
Loss per common share-Basic and Diluted	$(0.08)	$(0.03)

EARTH SCIENCE TECH. INC, AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

	Common Stock		Preferred Stock		Additional Paid-in	Accumalated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance March 31, 2019	52,205,400	$52,206	$5,200,000	$5,200	$27,449,487	$(27,713,552)	(206,659)

Common stock issued for cash	2,926,699	2,927			218,892		221,819
Common stock issued for services
Common stock issued for officer compensation	243,000	243			142,347		142,590
Common stock issued for employee compensation
Adjustment to 8/18/19 conversion rate on 237,993 shares issued to GHS					(59,498)		-
Common Stock cancellation-Majorca 1/24/20	(18,000,000)	(18,000)			18,000
Preferred Stock cancellation-Majorca 1/24/20			(5,200,000)	(5,200)	5,200		(5,200)
Common stock issued for Conversion on Note	437,993	438			133,258		133,696
BCF Intrinsic value on Convertible Note-GHS					142,506		142,506
Net Loss						(1,078,478)	(1,078,478)

Balance March 31, 2020	37,813,092	$37,814	$—	—	$28,050,192	$(28,792,030)	(704,024)

Common stock issued for cash	2,837,299	2,838	—	—	57,686	—	60,524
Common stock issued for services
Common stock issued for officer compensation	—	—			—		—
Common stock issued for employee compensation	—	—			—		—
Common stock issued for Conversion on Note	9,901,575	9,901			11,699		121,600
BCF Intrinsic value on Convertible Note-GHS					142,506		142,506
Net Loss						(4,353,753)	(4,353,753)

Balance March 31, 2021	50,551,966	$50,553	$—	—	$28,219,577	$(33,267,558)	(4,997,428)

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended March 31
	2021	2020
Cash Flow From Operating Activities:
Net loss	(4,383,173)	(1,200,253)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	—	142,590
Stock issued for services	—	—
Depreciation and amortization	2,421	7,229
Changes in operating assets and liabilities:
Increase/Decrease in deposits	—	—
Increase/Decrease in prepaid expenses and other current assets	32.879	82,401
Decrease/Increase in inventory	41,609	97,961
Increase in other assets	—	—
Increase in accrued settlement	3,763,200	—
Increase in accounts payable	346,378	351,152
Net Cash Used in Operating Activities	(196,686)	(518,620)

Investing Activities:
Purchases of property and equipment	—	—
Patent expenditures	—	—
Net Cash Used in Investing Activities	—	—

Financing Activities:
Proceeds from issuance of common stock	60,524	221,819
Proceeds from notes payable- related party	—	—
Proceeds from Convertible Note 1-GHS	121,600	200,000
Proceeds from Promissory Note- GHS	—	—
Repayment of advances from related party	—	—
Net Cash Provided by Financing Activities	182,124	421,819

Net Increase in Cash	(14,562)	(96,801)

Cash - Beginning of year	30,723	127,801
Cash - End of year	16,161	30,723

Note 1 — Organization and Nature of Operations

Earth Science Tech, Inc. (“ETST” or the “Company”) was incorporated under the laws of the State of Nevada on April 23, 2010. ETST has changed its immediate focus from researching and developing innovative hemp extracts and making them accessible worldwide; with plans to be a supplier of high quality hemp oil enriched with high-grade CBD. Its primary goal had been to advance different high quality hemp extracts with a broad profile of cannabinoids and additional natural molecules found in industrial hemp and to identify their distinct properties. Initially our missions were to educate the public on the many and varied nutritional and health benefits of CBD-rich hemp oil, to optimize purity in formulation, and to find new product delivery systems. With the decline in CBD sales due to the of factors described above, we determined that the most efficient means to increase shareholder value would be the acquisition of a complimentary business that would bring revenues sufficient to support its own operations but that would allow the business to expand and for the Company to rebuild its CBD business. The opportunity that the Company is currently pursuing is the acquisition of JBC Medical Equipment, Inc. together with RxCompoundStore.com, LLC and Peaks Curative, LLC. The acquisition of all three businesses would give the Company the ability to cross-sell among the businesses as well as our current customers. There are also some areas that have been identified in these companies that are at the point where the revenue levels are at a point where allocating minimal incremental expenses in certain product offerings should result in more significant increases in revenue and earnings. The corporate strategy currently is to develop the acquisition plan, structure and terms while the Company’s receivership is wound down so that when it emerges from receivership, it is in a position to execute on the planned acquisitions. As the Company assimilates the new businesses into its operations, it plans to work to raise additional capital necessary to expand on the existing operations and to capitalize on their synergistic opportunities that provide the greatest immediate return on investment (i.e. pick the low hanging fruit), then to continue capitalizing on the opportunities among the companies and to rebuild its CBD sales. Finally it plans to license its Hygee product to a third party, if it is able to negotiate terms that are acceptable.

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

To offer a wide selection of health and nutrition products through online, clinics, pharmacies, and in-store retail. Through our wholly owned subsidiary, we plan to continue expanding retail sales of nutritional supplements through online, clinics, pharmacies, and in-store sales. Then with the acquisition of the compounding pharmacy, we will focus on men’s health as well as other areas. In particular, the Company plans to continue with plans to build a sterile facility so that injectable products may be compounded and sold. Our current product selection includes many high-quality supplement brands, and includes our proprietary CBD-rich hemp oil.

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

Interest and penalties related to liabilities for uncertain tax positions will be charged to interest and operating expenses, respectively. The Company has net operating loss carry forwards (NOL) for income tax purposes of approximately $6,150,613. This loss is allowed to be offset against future income until the year 2039 when the NOL’s will expire. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the substantial losses incurred through March 31, 2021. The change in the valuation allowance for the years ended March 31, 2021 and 2020 was an increase of $0 and $0, respectively.

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

As of March 31 2021 the Company has no warrants that are anti-dilutive and not included in the calculation of diluted loss per share.

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

Note 3 — Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At March 31, 201, the Company had negative working capital, an accumulated deficit of $33,283,592 and was in negotiations to extend the maturity date on notes payable that are in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On January 11, 2019, Robert Stevens was appointed by the Nevada District Court as Receiver for the Company in Case No. A-18-784952-C. As approved by the Nevada District Court, Strongbow Advisors, Inc., an entity controlled by Robert Stevens (“Strongbow”), is compensated at a rate of $400 per hour for his services as the Company’s Receiver. During the twelve months ended March 31, 2021, $53,110 has been paid to Strongbow as compensation for Mr. Stevens’ services as the Company’s Receiver.

Note 5 – Stockholders’ Equity

During the years ended March 31, 2021 and 2020, the Company issued 12,738,874 and 3,164,692 common shares for cash of $60,524 and $335,117.44 respectively.

During the years ended March 31, 2020 and 2019, the Company issued 0 and 75,000 common shares for services at a fair value of $0.00 and $57,420 respectively.

During the years ended March 31, 2020 and 2019, the Company issued 0 and 494,500 common shares with a fair value of $0 and $142,590, respectively to officers as compensation.

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

On July 10, 2020 the Company issued to GHS Investments LLC through at a price of $0.028 per share an aggregate of 471,228 free trading shares of the Company’s Common Stock for an aggregate consideration of $10,517.80.

On August 04, 2020 the Company issued to GHS Investments LLC through i a price of $0.024 per share an aggregate of 392,284 free trading shares of the Company’s Common Stock for an aggregate consideration of $9,414.80.

On September 01, 2020 the Company issued 1,500,000 shares of Common Stock at a price of $0.021 per share in conversion of the Convertible Promissory Note dated February 13, 2019 for the principal debt amount of $25,555.26 and interest of $5,944.74 totaling $31,500.00 pursuant to the exemption provided by 3(a)9 of the Securities Act of 1933, as amended. Like the other notes purchased by GHS, the notes were originally issued as “not in a public offering” under the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

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

On January 12, 2021 the Company issued 951,575 shares of Common Stock at a price of $0.0098 per share in conversion of the Convertible Promissory Note dated February 13, 2019 for the principal debt amount of $9,225.49 and interest of $99.94 totaling $9,325.43 pursuant to the exemption provided by 3(a)9 of the Securities Act of 1933, as amended. Like the other notes purchased by GHS, the notes were originally issued as “not in a public offering” under the exemption provided by Section 4(2) of the Securities Act of 1933, as amended

On January 22, 2021 the Company issued 1,800,000 shares of Common Stock at a price of $0.00826 per share in conversion of the Convertible Promissory Note dated April 12, 2019 for the principal debt amount of $0 and interest of $19,152.00 totaling $19,152.00 pursuant to the exemption provided by 3(a)9 of the Securities Act of 1933, as amended. Like the other notes purchased by GHS, the notes were originally issued as “not in a public offering” under the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On March 29, 2021 the Company issued 2,150,000 shares of Common Stock at a price of $0.00826 per share in conversion of the Convertible Promissory Note dated April 2, 2019 for the principal debt amount of $0 and interest of $18,511.50 totaling $18,511.50 pursuant to the exemption provided by 3(a)9 of the Securities Act of 1933, as amended. Like the other notes purchased by GHS, the notes were originally issued as “not in a public offering” under the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

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

The Cromogen Litigation has been settled under an agreement that provides for monthly payments beginning after the first of the year in January 2022. The settlement agreement contains a significant increase in the amount due from $450,000 if the Company should default on its payment obligations thereunder.

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

On January 19, 2021, one of the Company’s largest shareholders served and filed a notice of motion and motion to intervene against Robert L. Stevens and Strongbow Advisors, Inc. (individually or collectively referred to as “Receiver”) this action was later joined by additional shareholders representing approximately 33% of the issued and outstanding shares of the Company at that time. This motion to intervene, at its heart, was based upon and resulted from, what the interveners saw as, a lack of transparency by the Receiver. What was filed was initially based upon concerns of Mr. Stevens’ lack of transparency. However as the matter progressed in court, additional concerns have arisen and on August 27, 2021, Stevens and Strongbow were discharged and removed and William Leonard was appointed to replace them as Receiver, by the Nevada District Court. Mr. Leonard is currently reviewing various matters, including past invoices presented by Stevens, as well as his conduct during the time he acted as Receiver for the Company as well as others that the prior Receiver had a prior relationship with that have derived benefits from working with the prior Receiver. The outcome of this review is uncertain at this time and a wide number of outcomes is possible.

The Company is now optimistic that it will be able to emerge from receivership under the new receiver, in a reorganized position that will allow it to proceed with the acquisitions of the three entities. Combined, these entities present a larger opportunity to realize the synergies that they have among themselves and in so doing, the Company believes it will be possible for shareholder value to increase at a faster rate than would otherwise be possible with only its CBD business and licensing of its medical device, Hygee, The Company has executed a joint letter of intent with three entities involved in the durable medical equipment, retail sales and compounding pharmacy businesses with the objective of negotiating the final terms of a transaction that will result in the Company’s acquisition of these entities.

Employment Agreement

The Company is a party to an employment agreement with its chief operations officer since October 9, 2016. The terms of the agreement require the Company to pay its CEO officer a monthly salary of $4,000.00 bi-weekly and 50,000 fully vested shares of the Company’s common stock at the end of each quarter; its COO $2,500 bi-weekly and 5,000 fully vested shares of the company’s common stock at the end of each quarter; and its CFO $750 bi-weekly and 5,000 fully vested shares of the company’s common stock at the end of the quarter. The agreements are cancelable by either party giving thirty days’ notice.

Consulting Agreement

None

Lease Agreements

On August 14, 2017, the Company entered into an office lease covering its new Doral, Florida headquarters, with landlord Doral Flex. The Lease term is for 37 months commencing on September 1, 2017 and ending on September 30, 2020. The monthly rent, including sales tax is $1,990, $2,056 and $2,124 for the years ending 9/30/2018, 9/30/2019 and 9/30/2020, respectively. A deposit of $6,191 was tendered to secure the lease. On June 19, 2020 the Company renewed its lease including sales tax to $2,331.51 a month for an additional 12 month term commencing on October 2020 and ending ding on September 30, 2021. Rent expense for the year ended March 31, 2021 and 2020 were $27,978 and $27,801 respectively.

Note 7 - Balance Sheet and Income Statement Footnotes

Accounts receivable represent normal trade obligations from customers that are subject to normal trade collection terms, without discounts or rebates. If collection is expected in one year or less they are classified as current assets. If not, they are presented as non-current assets. Notwithstanding, these collections, the Company periodically evaluates the collectability of accounts receivable and considers the need to establish an allowance for doubtful debts based upon historical collection experience and specifically identifiable information about its customers. As of March 31, 2021 and 2020, the Company had allowances of $88,017 and $111,301 respectively. The Company used an allowance of 40% of receivables over 90 days to charge bad debt expense.

Expenses and other current assets for $0 for the year ended March 31, 2021.

Accounts payable are obligations to pay for goods and services that have been acquired in the ordinary course of business from suppliers. Accounts payable are classified as current liabilities if payment is due within one year or less (or in the normal operating cycle of the business if longer). If not, they are presented as non-current liabilities

Accrued expenses of $234,319 as of March 31, 2021 represent $135,000 of accrued payroll for Michele Aube, $66,000 for Nickolas S. Tabraue, and the remainder for of accrued interest on related Notes Payable.

Marketing expenses were $0 and $47,071 for March 31, 2021 and 2020 respectively.

General and administrative expenses were $228,790 and $551,480 for March 31, 2021 and 2020 respectively. For the period March 31, 2021, the majority comprises of Receiver admin fees of $53,110, accounting and audit fees of $43,200, employee compensation of $22,283. The remainder of $110,197 was for rent and other expenses.

Professional fees were $26,535 and $30,991 for years ended March 31, 2021 and 2020, respectively. The bulk of these expenses were paid to transfer agent for issuance of stock for $11,535 and OTC Markets for $15,000 for the year ended March 31, 2021,

Research and development were $0 and $76,113 for years ending March 31, 2021 and 2020.

Note 8-Subsequent Events

None

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2021. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 1992 (“COSO”) in Internal Control-Integrated Framework. The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2021 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Each of the following is deemed a material weakness in our internal control over financial reporting:

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

ITEM 9B. OTHER INFORMATION

Departure of Directors and Officers

On February 12, 2021, the Robert L. Steven’s the Company’s receiver “fired” Nickolas S. Tabraue from all positions with the Company.

On March 19, 2021, Gagan Hunter resigned from his position as COO and Director of the Earth Science Tech, Inc.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Company does not, at present, have any employees other than the current officers and directors. We have not entered into any employment agreements, as we currently do not have any employees other than the current officers and directors.

Directors and Executive Officers

Name	Principal Occupation	Age	Director or Officer Since
Nickolas S. Tabraue	Chief Executive Officer and Director	33	2015
Gagan Hunter	Chief Operating Officer and Director	62	2018
Wendell Hecker	Chief Financial Officer	65	2018
Sergio Castillo	Chief Marketing Officer	37	2017
Robert Stevens	Court Appointed Receiver	55	2019

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

Committees of The Board of Directors

The Company is managed under the direction of its appointed receiver, Robert L. Stevens.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to officers and board members during the fiscal years ended March 31, 2021 and 2020. The table sets forth this information for Earth Science Tech, Inc. including salary, bonus, and certain other compensation to the Board members and named executive officers for the past two fiscal years.

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

Wendell Hecker started in 2018 at a salary of $2,500 per month and 10,000 shares of restricted common stock per quarter. On April 01, 2020 the Company entered into an Employment Agreement with Mr. Hecker (the “Hecker Employment Agreement”) for a term of 1 year, renewable upon mutual agreement of both parties for an additional 1 year term. The Hecker Employment Agreement provides that Mr. Hecker receive a $1,500 monthly salary and 5,000 shares each fiscal quarter. The term of the Hecker Employment Agreement is 1 year, renewable upon mutual agreement of both parties for an additional 1 year term. The Hecker Employment Agreement may be terminated with or without cause, pursuant to the terms therein.

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

The compensation that is listed in the table above does not necessarily correspond directly to the officers’ employment agreements for a number of reasons. For example, Tabraue’s compensation does not show a full $104,000 in 2020 because he did not receive his bi-weekly compensation since quarter ending June 2020 to insure other employees were being paid under the receivership.

None of the employees received their quarter ending shares due to the receiver, Robert L. Stevens..

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 31, 2021, we had outstanding 53,183,056 shares of common stock. Each share of common stock is currently entitled to one vote on all matters put to a vote of our stockholders. The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of the date hereof by:

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

Beneficial Owner(1)	Common Stock	Series A Preferred Stock	Number of Shares Beneficially Owned(2)	Percent(3)
5% Stockholders:
Majorca Group, Ltd.(6)	5,690,000		5,690,000	10.7%
Great Lakes Holdings Group, Inc.(7)	6,700,000		6,700,000	12.6%
Named Executive Officers and Directors:
Nickolas S. Tabraue – President, Secretary and Director (former Chief Operating Officer)	1,000,000		1,000,000	1.9%
Wendell Hecker, Chief Financial Officer	70,000		70,000	0.1%
Gagan Hunter, Chief Operating Officer	70,000		70,000	0.1%
Sergio Castillo, Chief Marketing Officer	—		—	—%
All executive officers and directors as a group (4 persons)			13,530,000	25.4%

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2)	Under SEC rules, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options or the settlement of other equity awards.

(3)	Calculated on the basis of 50,883,056 shares of common stock outstanding as of March 31, 2021, plus any additional shares of common stock that a stockholder has the right to acquire within 60 days after March 31, 2020. Further, the positions listed are as of the date of this Registration Statement.

(5)	Nickolas S. Tabraue was Chief Operating Officer from October 2015-March 2018 in addition to the other positions he held the positions listed are current as of the date of this Registration Statement. He receives 50,000 shares per quarter as part of his compensation package and as such as of March 31, 2021 he held 1,000,000 or 1.9% of 50,883,056 shares outstanding.

(6)	Majorca is owned 100% by John Morgan who is also its director and CEO.

(7)	Great Lakes is owned and controlled by Dr. Issa El-Cheikh.

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

There were no grants of stock options since inception to March 31, 2021. We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2014, a former stockholder provided funds to the Company evidenced by 8% uncollateralized notes payable due September 30, 2014. As of March 31, 2021, and March 31, 2020, the Company had $59,558 and $59,558, respectively of these notes payable which are in default. The Company is in current negotiations to extend the maturity of these notes for an additional 2 years. Interest expense for the years ended March 31, 2021 and 2020, were $ 0.00 and $ 0.00, respectively.

EQUITY ISSUANCES TO OFFICERS AND DIRECTORS

No shares have been issued to officers and directors during this period.

Item 14. Principal Accounting Fees and Services.

During the fiscal year ended March 31, 2021 we incurred approximately $60,000 in audit and audit related fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended March 31, 2020. We did not incur any other fees or tax related services fees during that time period.

During the fiscal year ended March 31, 2021 we incurred approximately $77,396 in fees for professional services rendered in connection with the audit of financial statements for the fiscal year ended March 31, 2020, $0 in other fees for professional services rendered by our principal independent accountants, and $0 related to tax services, for a total of $77,396.

BF Borgers is the Company’s principal auditing accountant firm. The Company’s Board of Directors has considered whether the provisions of audit services are compatible with maintaining BF Borgers’s independence. The engagement of our independent registered public accounting firm was approved by our Board of Directors prior to the start of the audit of our consolidated financial statements for the year ended March 31, 2021.

The following table represents aggregate fees billed to the Company for the years ended March 31, 2021 and 2020.

Services	2021	2020
Audit fees	$64,800	$56,592
Audit related fees	$	$
Tax fees	$	$
All other fees	$	$
Total fees	$64,800	$59,592

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

RECEIVER FOR EARTH SCIENCE TECH, INC. CASE NO. A-18-784952-C Crisis MANAGEMENT, INC.

Dated: September 28, 2021	By:	/s/ William A. Leonard
William A. Leonard

	Its:	Receiver

EARTH SCIENCE TECH, INC.

Dated: September 28, 2021	By:	/s/ Nickolas S. Tabraue
Nickolas S. Tabraue, under the supervision and direction of William A. Leonard Jr. and Crisis Management, Inc., receiver for Earth Science Tech, Inc. Case No. A-18-784952-C

	Its:	CEO and Director

