Form 10-Q
period 2021-06-30
Earth Science Tech, Inc.
filed 2021-09-28
CIK 1538495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55000

EARTH SCIENCE TECH, INC.

(Exact name of registrant as specified in its charter)

Nevada	80-0931484
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10650 NW 29th Terrace

Doral, FL 33172

(Address of principal executive offices) (zip code)

(786) 375-7281

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 28, 2021, there were 53,183,056 shares of registrant’s common stock outstanding.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2021	2021
ASSETS
Current Assets:
Cash	$9,869	$16,161
Accounts Receivable(net allowance of $101,404 and $101,404 respectively )	$4,944	$6,108
Prepaid expenses and other current assets	—	—
Inventory	17,994	21,739
Total current assets	32,807	44,008

Property and equipment, net	—	1,712

Other Assets:
Patent, net	—	—
Rou Asset	—	12,653
Deposits	6,191	6,191
Total other assets	6,191	18,844
Total Assets	$38,998	$64,564

LIABILITIES AND STOCKHOLDERS’S EQUITY

Current Liabilities:
Accounts payable	$172,328	$173,994
PPP Loan	31,750	31,750
PPP Loan 2	31,215	31,215
Issa Loan Advance	49,980	49,980
SBA EDIL Loan	106,800	106,800
Accrued expenses	$235,509	$234,319
Accrued settlement	3,994,523	234,319
Interest Payable-Conv Notes-GHS	29,540	29,107
Int Payable-Promissory Note-GHS	10,377	9,029
Convertible Note 2-GHS	42,072	62,055
Convertible Note 3-GHS	88,825	88,894
Convertible Note 4-GHS	88,894	88,894
Convertible Note 5-GHS	88,710	88,710
Promissory Note-GHS	30,000	30,000
Lease Liability Current	—	12,653
Notes payable - related parties	59,558	59,558
Total current liabilities	5,060,081	5,091,412
Long Term Liabilities

Total liabilities	5,060,081	5,091,412

Commitments and contingencies

Stockholders’ (Deficit) Equity:

Common stock, par value $0.001 per share, 75,000,000 shares authorized; 53,183,056 and 50,883,056 shares issued and outstanding as of June 30, 2021 and March 31, 2021 respectively	52,853	50,553
Additional paid-in capital	28,245,452	28,219,577
Accumulated deficit	(33,319,388)	(33,296,978)
Total stockholders’ (Deficit)Equity	(5,021,083)	(5,026,848)
Total Liabilities and Stockholders’ (Deficit) Equity	$38,998	$64,564

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three
	Months Ended	Months Ended
	June 30, 2021	June 30, 2020

Revenue	$7,490	$72,080
Cost of revenues	3,745	48,125
Gross Profit	3,745	23,955

Operating Expenses:

Compensation - officers	5,712	38,327
Officer Compensation Stock	—	—
Employee Compensation Stock	—	—
Marketing	—	4,995
General and administrative	7,196	74,397
Professional fees	900	655
Loss on disposal of assets	1,712	—
Cost of legal proceedings	(233)	8,275
Litigation Expense	—	3,763,200
Research and development	—	9,000
Total operating expenses	15,287	3,874,894

Loss from operations	(11,542)	(3,874,894)
Other Income (Expenses)
Other Income	294
Interest expense	(1,191)	(1,191)
Int Exp-Convertible Note 1-GHS	—	(1,945)
Int Exp-Convertible Note 2-GHS	(1,891)	(2,240)
Int Exp-Convertible Note 3-GHS	(2,245)	(2,245)
Int Exp-Convertible Note 4-GHS	(2,247)	(2,247)
Int Exp Promissory Note 5-GHS	(2,242)	(1,390)
Interest Expense-Promissory Note-GHS	(1,346)	(1,346)
Interest income	—	—
Total other income (expenses)	(10,868)	(12,604)

Net loss before income taxes	(22,410)	(3,887,498)

Income taxes	—	—

Net loss	$(22,410)	$(3,887,498)

EARTH SCIENCE TECH. INC, AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THREE MONTHS ENDED JUNE 30, 2021 AND 2020

	Common Stock		Preferred Stock		Additional Paid-in	Accumalated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance March 31, 2020	37,813,092	$37,814	$—	—	$28,050,192	$(28,792,030)	(704,024)

Common stock issued for cash	2,837,299	2,838	—	—	57,686	—	60,524
Common stock issued for services
Common stock issued for officer compensation	—	—			—		—
Common stock issued for employee compensation	—	—			—		—
Common stock issued for Conversion on Note	9,901,575	9,901			11,699		121,600
BCF Intrinsic value on Convertible Note-GHS					142,506		142,506
Net Loss						(4,353,753)	(4,353,753)

Balance June 30, 2020	39,786,879	$39,788	$—	—	$28,088,810	$(32,801,303))	(4,672,705)

Common stock issued for cash	853,512	864	—	—	19,068	—	19,932
Common stock issued for services	—	—			—	—	—
Common stock issued for officer compensation	—	—			—	—	—
Common stock issued for employee compensation	—	—			—		—
Common stock issued for Conversion on Note	3,500,000	3,500			39,611		43,111
Net Loss						(4,353,753)	(4,353,753)

Balance Septmeber 31, 2020	42,150,391	$42,152	$—	—	$28,137,878	$(32,969,291)	(4,789,261)

Common stock issued for cash	—	—	—	—	—	—	—
Common stock issued for services
Common stock issued for officer compensation	—	—			—		—
Common stock issued for employee compensation	—	—			—		—
Common stock issued for Conversion on Note	3,500,000	3,500			39,611		43,111
Net Loss						(4,353,753)	(4,353,753)

Balance December 31, 2020	45,650,391	$45,652	$—	—	$28,177,489	$(33,080,084)	(4,856,943)

Common stock issued for cash	—	—	—	—	—	—	—
Common stock issued for services
Common stock issued for officer compensation	—	—			—		—
Common stock issued for employee compensation	—	—			—		—
Common stock issued for Conversion on Note	4,901,575	4,901			42,088		46,989
Net Loss						(216,894)	(216,894)

Balance March 31, 2021	50,551,966	$50,553	$—	—	$28,219,577	$(33,296,978)	(5,026,848)

Common stock issued for cash	—	—	—	—	—	—	—
Common stock issued for services
Common stock issued for officer compensation	—	—			—		—
Common stock issued for employee compensation	—	—			—		—
Common stock issued for Conversion on Note	2,300,000	2,300			25,875		28,175
Net Loss						(22,410)	(22,410)

Balance June 30, 2021	52,851,966	$52,853	$—	—	$28,245,452	$(33,319,388)	(5,021,083)

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2021	June 30, 2020
Cash Flow From Operating Activities:
Net loss	(22,410)	(3,887,498)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	—	—
Stock issued for services	—	—
Intrinsic value of Conv Notes-Addtl Paid-in-Capital	—	—
Depreciation and amortization	—	927
Changes in operating assets and liabilities:
Increase/Decrease in deposits	—	—
Increase/Decrease in prepaid expenses and other current assets	13,817	10,085
Decrease/Increase in inventory	3,745	3,684
Increase in other assets	—	—
Increase in accrued settlement	—	3,763,200
Increase in accounts payable	(31,331)	67,527
Net Cash Used in Operating Activities	(36,179)	(42,075)

Investing Activities:
Purchases of property and equipment	1,712	—
Patent expenditures	—	—
Net Cash Used in Investing Activities	—	—

Financing Activities:
Proceeds from issuance of common stock	28,175	40,592
Proceeds from notes payable- related party	—	—
Proceeds from Convertible Notes	—	—
Intrinsic value of Conv Notes-Addtl Paid-in-Capital
Officer Compensation Stock
Repayment of advances from related party	—	—
Net Cash Provided by Financing Activities	28,175	40,592

Net Decrease in Cash	(6,292)	(1,483)

Cash - Beginning of year	16,161	30,723
Cash - End of year	9,869	29,240

EARTH SCIENCE TECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

Note 1 — Organization and Nature of Operations

Earth Science Tech, Inc. (“ETST” or the “Company”) was incorporated under the laws of the State of Nevada on April 23, 2010. ETST has changed its immediate focus from researching and developing innovative hemp extracts and making them accessible worldwide; with plans to be a supplier of high quality hemp oil enriched with high-grade CBD. Its primary goal had been to advance different high quality hemp extracts with a broad profile of cannabinoids and additional natural molecules found in industrial hemp and to identify their distinct properties. Initially our missions were to educate the public on the many and varied nutritional and health benefits of CBD-rich hemp oil, to optimize purity in formulation, and to find new product delivery systems. With the decline in CBD sales due to the number of factors described in the Registrant’s periodic report filed with the SEC on Form 10-K for the period ending March 31, 2021, we determined that the most efficient means to increase shareholder value would be the acquisition of a complimentary business that would bring revenues sufficient to support its own operations but that would allow the business to expand and for the Company to rebuild its CBD business. The opportunity that the Company is currently pursuing is the acquisition of JBC Medical Equipment, Inc. together with RxCompoundStore.com, LLC and Peaks Curative, LLC. The acquisition of all three businesses would give the Company the ability to cross-sell among the businesses as well as our current customers. There are also some areas that have been identified in these companies that are at the point where the revenue levels are at a point where allocating minimal incremental expenses in certain product offerings should result in more significant increases in revenue and earnings. The corporate strategy currently is to develop the acquisition plan, structure and terms while the Company’s receivership is wound down so that when it emerges from receivership, it is in a position to execute on the planned acquisitions. As the Company assimilates the new businesses into its operations, it plans to work to raise additional capital necessary to expand on the existing operations and to capitalize on their synergistic opportunities that provide the greatest immediate return on investment (i.e. pick the low hanging fruit), then to continue capitalizing on the opportunities among the companies and to rebuild its CBD sales. Finally it plans to license its Hygee product to a third party, if it is able to negotiate terms that are acceptable.

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

As of June 30, 2021 the Company has no warrants that are anti-dilutive and not included in the calculation of diluted loss per share.

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

Note 3 — Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At June 30, 2021, the Company had negative working capital, an accumulated deficit of $33,319,388 and was in negotiations to extend the maturity date on notes payable that are in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Related Party Balances and Transactions

Kannabidioid, Inc. is currently in development stage and has had no related party revenue from Earth Science Tech, Inc. for the three months ended June 30, 2021.

On January 11, 2019, Robert Stevens was appointed by the Nevada District Court as Receiver for the Company in Case No. A-18-784952-C. As approved by the Nevada District Court, Strongbow Advisors, Inc., an entity controlled by Robert Stevens (“Strongbow”), is compensated at a rate of $400 per hour for his services as the Company’s Receiver. During the three months ended June 30, 2021, $0 has been paid to Strongbow as compensation for Mr. Stevens’ services as the Company’s Receiver, this is due to the judge ordering the Receiver not being allowed to compensate Strongbow Advisors, Inc. throughout the intervenor litigation that subsequently led to Robert Steves being discharged an ordered out of the Company on August 27, 2021 (See Note 6 Commitments and Contingencies, Legal Proceedings).

Note 5 – Stockholders’ Equity

During the three months ended June 30, 2021 and 2020, the Company issued 2,300,000 and 1,973,787 common shares for an aggregate of $28,175 and $40,592 respectively.

On June 04, 2021 the Company issued 2,300,000 shares of Common Stock at a price of $0.01225 per share in conversion of the Convertible Promissory Note dated April 2, 2019 for the principal debt amount of $19,982.84 and interest of $8,192.16 totaling $28,175.00 pursuant to the exemption provided by 3(a)9 of the Securities Act of 1933, as amended. Like the other notes purchased by GHS, the notes were originally issued as “not in a public offering” under the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

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

Lease Agreements

On March 25, 2021, the Receiver decided to shutdown the Miami Facility and shipped the Company’s remaining inventory to his CO office to fulfill and have as the corporate address., the Receiver believed that his existing facility was suitable.

Note 7 — Balance Sheet and Income Statement Footnotes

Accounts receivable represent normal trade obligations from customers that are subject to normal trade collection terms, without discounts or rebates. If collection is expected in one year or less they are classified as current assets. If not, they are presented as non-current assets. Notwithstanding, these collections, the Company periodically evaluates the collectability of accounts receivable and considers the need to establish an allowance for doubtful debts based upon historical collection experience and specifically identifiable information about its customers. As of June 30, 2021, the Company had allowances of $101,404. The Company used an allowance of 40% of receivables over 90 days to charge bad debt expense.

As of June 30, 2021, ROU Asset was $0 and Lease Liability-Current was $0.

Accounts payable are obligations to pay for goods and services that have been acquired in the ordinary course of business from suppliers. Accounts payable are classified as current liabilities if payment is due within one year or less (or in the normal operating cycle of the business if longer). If not, they are presented as non-current liabilities

Accrued expenses of $235,509 as of June 30, 2021 mainly represent, $135,000 of accrued payroll for Michele Aube, $66,000 for Nickolas S. Tabraue, and the remainder for of accrued interest on related Notes Payable..

General and administrative expenses were $7,196 and $74,397 for June 30, 2021 and 2020 respectively. For the three months ended June 30, 2021, the majority comprised was for employee compensation and other expenses.

Professional fees were $900 for the three months ended June 30, 2021. The bulk of these expenses were paid to Action Stock Transfer, the Company’s transfer agent.

Legal expenses were $(233) for the three months ended June 30, 2021.

Research and development were $0 for the three months ended June 30, 2021.

Interest expense was $(11,162) and $(12,604) for three months ended June 30, 2021 and 2020. Interest expense for three months ended June 30, 2020 was mainly due to Convertible Notes-GHS.

Note 8 — Subsequent Events

On August 27, 2021, Earth Science Tech, Inc., a Nevada corporation (the “Company”), .Robert L. Stevens along with Somerset Capital, Ltd./Strongbow Advisors, Inc. was discharged and removed as receiver and was replaced by William A. Leonard Jr. of Crisis Management, Inc.. The replacement of receiver was granted by the Eighth Judicial Court in Clark County Nevada, and is the result of the ongoing litigation initiated on January 19, 2021 by certain shareholders (ultimately representing approximately 33%) who intervened because of concerns of Mr. Stevens’ lack of transparency.

During the litigation the intervenors were able to settle all claims including those of Cromogen Biotechnology Corporation (“Cromogen”); thereby ending the litigation that started as a breach of contract claim, that’s been ongoing since October 23, 2014 leading to the January 11, 2019’s receivership with Mr. Stevens. The intervenors have also achieved funding options through the Company’s loyal shareholder base and a strong merger candidate that will position the Company stronger than it’s ever been.

Mr. Leonard Jr. has been appointed by the court to reinstate the original board of directors member while overseeing the estate and to revaluate Mr. Stevens 2 year and 8 month receivership term with the Company. The original board members include, Nickolas S. Tabraue and Steven Warm (collectively “board members”). The board members will be working on getting the Company current with the SEC and OTC, raise necessary capital, and work on acquiring its merger candidate to maximize shareholder value under the supervision and assistance from Mr. Leonard Jr. granted court order allows for approximately 30 days for the Company to end the receivership under Mr. Leonard Jr., more time can be requested if needed by the Mr. Leonard Jr. prior to unwinding out of receivership to assure the Company’s success.

On August 30, 2021, Nickolas S. Tabraue, Steven Warm, and Jeannette Steigerwald have been elected to the board of directors of the Company by Mr. Leonard Jr. The board will be working on getting the Company current and compliant with OTC and the SEC, while investigating the prior receivership’s actions related to Company with Mr. Leonard.

On August 30, 2021, the Company entered into an agreement with JCR Medical Equipment, Inc., a Florida Corporation to lease a 1,000 square foot facility consisting of office and warehouse space out of its 13,000/sq. ft. facility located at 10650 NW 29th Terrace Doral, FL 33172.

On August 31, 2021, Earth Science Tech, Inc., a Nevada corporation (the “Company”), entered into revolving credit Agreement (“Revolving Loan”) with Great Lakes Holding Group, LLC, at Lender’s principal address located at Ontario, Canada (“GLHG”). Under the terms of the Equity Financing Agreement, GLHG agreed to loan certain sums to the Company from time to time, and the Company wishes to borrow certain sums from GLHG up to $250,000. The Company promises to pay to the order of GLHG on or before January 1, 2024 the principal sum of $250,000.00 or so much thereof as may be advanced and outstanding, together with all interest accrued on unpaid principal, to be computed on each advance of a loan from the date of its disbursement to Borrower, at a rate of eight and five percent per annum (calculated on the basis of a 360-day year), compounded annually.

On August 30, 2021, the Company reached a settlement with Cromogen for $585,885.90 in a month to month payment plan starting January 1, 2022, having the initial payment of $45,000 and $10,000 each month followed with the final payment set on December 1, 2026. If the Company is able to and decides to pay the settlement entirely prior to January 1, 2022 commencement, a $85,885.90 reduction will take place having the settlement be $500,000. If the Company defaults on Cromogen’s settlement, a confession of judgement will be executed for the amount of $970,000, representing the total amount of Cromogen’s unsecured claims, less any amount paid by the Company, plus costs and attorney fees incurred to obtain the enforce of judgement.

On September 10, 2021, the Company entered into a Joint Letter of Intent to acquire JCR Medical Equipment, Inc., RxComponundStore.com, LLC. and Peaks Curative, LLC. (“PC”), (collectively, the “Acquisition Targets.”

JCR Medical Equipment, Inc. (“JCR”), is a Durable Medical Equipment (“DME”) company, Long-term Care Supplier and pharmacy that has been in operation since 1997. JCR recently re-opened its Retail Pharmacy to cross sell DME customers / referrals their medications. A number of years ago JCR sold its book of business to CVS and in connection with that sale, the company and management were required to enter into non-compete agreements. Just recently these non-compete agreements expired so that management and the company became eligible to operate the pharmacy division. JCR has been in the process of growing its business by securing the necessary licensing to provide sterile products for injection. In addition, it has identified home health services as a logical complimentary business segment that not only will provide additional opportunities to cross sell customers/patients but the company will realize a competitive advantage in the lower cost it will incur to acquire customers. .

RxCompoundStore.com, LLC (“RxCS”), is a compounding pharmacy that has focused on men’s health, specifically medical products directed at ED such as Tadalfil, and Sildenafil Citrate, the generic names for Cialis and Viagra, respectively) and others, compounded into “gummies.” RxCS is currently not a “sterile compounding pharmacy” however it is in the process of securing the necessary licensing to provide sterile products for injection.

Peaks Curative, LLC. (“PC”), is the telemedicine referral site facilitating asynchronous consultations for branded compound medications prepared at RxCS.

Currently the Company and Acquisition Targets are in the process of working with various regulatory authorities such as the Agency of Health Care Administration (ACHA), Florida of Board of Pharmacy, and the Drug Enforcement Agency (DEA) and various industry experts to identify the regulatory and compliance requirements that will impact and dictate how the Acquisition Targets will be allowed to work and operate within a holding company structure. These discussions and the related investigation are important as we plan and develop the corporate and operational structure of the combined entities, and are an integral part of managements’ identification and ability to realize the synergies and expansion opportunities that will be available. It is also necessary to ensure that the companies will be able to operate in their respective industry segments and as a collective group with as much latitude as possible and while in full compliance with all applicable legal and industry regulatory requirements. The parties are fully committed to finding the optimal structure for each of the companies to operate within that provides the greatest synergies and opportunities for them as a group and we are currently considering executing on the three acquisitions in phases as an alternative to structuring them under a single roll-up transaction.

On September 6, 2021, pursuant to the Order of the Nevada District Court dated August 27, 2021 and the authority granted to the Board of Directors of the Company thereunder, the Letter of Intent with Sunlife AG, LLC entered on or about May 31, 2021 by the then acting receiver, Robert L. Stevens, who was subsequently discharged and removed pursuant to the same order, (then acting Receiver). That Letter of Intent and the performance contemplated thereunder is not nor will it become an obligation of the Company in any respect or to any extent.

On September 3, 2021, the newly appointed board of directors of the Company, which included Nickolas S. Tabraue as a member, appointed and reinstated Nickolas S. Tabraue as President and CEO of Earth Science Tech, Inc.. As part of his appointment the board of directors reinstated him under the terms of his executive employment agreement with the Company that had been in effect prior to his February 12, 2021 termination.

On September 3, 2021, Wendell Hecker was appointed as CFO of Earth Science Tech, Inc. and his former executive employment agreement with the Company that had been in effect prior to his June 16, 2021 resignation was reinstated.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Registration Statement filed on Form 10-12g and our Annual Report filed on Form 10-K for the fiscal year ended March 31, 2021, as well as our Quarterly report filed on Form 10-Q for the period ending June 30, 2021.

OVERVIEW

The Company has changed its immediate focus from researching and developing innovative hemp extracts and making them accessible worldwide; with plans to be a supplier of high quality hemp oil enriched with high-grade CBD. Its primary goal had been to advance different high quality hemp extracts with a broad profile of cannabinoids and additional natural molecules found in industrial hemp and to identify their distinct properties. Initially our missions were to educate the public on the many and varied nutritional and health benefits of CBD-rich hemp oil, to optimize purity in formulation, and to find new product delivery systems. With the decline in CBD sales due to the number of factors described in the Registrant’s periodic report filed with the SEC on Form 10-K for prior ending March 31, 2021, we determined that the most efficient means to increase shareholder value would be the acquisition of a complimentary business that would bring revenues sufficient to support its own operations but that would allow the business to expand and for the Company to rebuild its CBD business. The opportunity that the Company is currently pursuing is the acquisition of JBC Medical Equipment, Inc. together with RxCompoundStore.com, LLC and Peaks Curative, LLC. The acquisition of all three businesses would give the Company the ability to cross-sell among the businesses as well as our current customers. There are also some areas that have been identified in these companies that are at the point where the revenue levels are at a point where allocating minimal incremental expenses in certain product offerings should result in more significant increases in revenue and earnings. The corporate strategy currently is to develop the acquisition plan, structure and terms while the Company’s receivership is wound down so that when it emerges from receivership, it is in a position to execute on the planned acquisitions. As the Company assimilates the new businesses into its operations, it plans to work to raise additional capital necessary to expand on the existing operations and to capitalize on their synergistic opportunities that provide the greatest immediate return on investment (i.e. pick the low hanging fruit), then to continue capitalizing on the opportunities among the companies and to rebuild its CBD sales. Finally it plans to license its Hygee product to a third party, if it is able to negotiate terms that are acceptable.

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

As of June 30, 2021 the Company had no warrants issued or outstanding.

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

Liquidity and Capital Resources.

For the Three-Month Period Ended June 30, 2021 versus June 30, 2020

During the three months ended June 30, 2021, net cash used in the Company’s operating activities totaled $(36,179) compared to $(42,075) during the three months ended June 30, 2020. During the three months ended June 30, 2021, net cash used in investing activities totaled $1,172 compared to $0.00 provided by investing activities during the three months ended June 30, 2020. During the three months ended June 30, 2021, net cash provided by financing activities totaled $28,175 compared to $40,592 from financing activities during the three months ended June 30, 2020. During the three months ended June 30, 2021, net cash decreased $($6,292) as compared to the decrease of $(1,483) during the three months ended June 30, 2020.

At June 30, 2021, the Company had cash of $9,869, accounts receivable of $4,944, inventories of $17,994 and prepaid expenses of $0 that comprised the Company’s total current assets totaling $32,807. The Company’s property and equipment at June 30, 2021 had a net book value of $0.

Convertible Note 2-GHS issued 4/2/19 for cash received $50,000, face amount $55,000 will accrue at a rate of 10% on a 360-day year. Maturity date is December 26, 2019. This note is at default with a remaining debt amount of $35,017 and will continue accruing at the rate of 10%.

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

Convertible Note from a current share holder, issued 2/09/21 for cash received $50,000, free amount $50,000 will accrue at a rate of 10% on a 360-day year. Maturity date is February 9, 2022.

At June 30, 2021, the Company had total liabilities of $5,060,081 of which $3,994,523 was held as a reserved for the settlement of its lawsuit with Cromogen subsequently settled for $585,885.90 in a month to month payment plan starting January 1, 2022 (See Note 8 Subsequent Events) and will reflect the quarter ending September 30, 2021.

At June 30, 2021, the Company had a stockholder’s equity totaling $(5,021,083) compared to an equity of $(4,672,705) for the period ending June 30, 2020.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2021 versus June 30, 2020

The Company’s revenue for the three months ended June 30, 2021 was $7,490 compared to June 30, 2020 revenue totaling $72,080. The decrease in revenue is primarily attributed to inventory constraints as well as the company no longer having a sales team or staff to operate. The decrease in revenue is primarily attributed to inventory constraints as well as available supply of acceptable raw material the Company requires and the unprecedented pandemic.

The Company incurred operating expenses for the three months ended June 30, 2021 totaling $15,287, compared to $3,874,894 during the three months ended June 30, 2020. The decrease in operating expenses can be attributed to the the receiver closing down the Doral, FL facility and suspending company operations while litigating the intervenors (see Note 5. Legal Proceedings and Note 8. Subsequent Events).

Officer compensation for the three months ended June 30, 2021 was $5,712 in cash and $0.00 in stock based compensation compared to $38,327 in cash and $89,790 in stock based compensation during the three months ended June 30, 2020. This decrease is due to both the CFO and COO resigning from the Company.

The Company incurred marketing expenses of $0 during the three months ended June 30, 2021, compared to $4,995 during the three months ended June 30, 2020.

The Company incurred general and administrative expenses of $7,196, during the three months ended June 30, 2021, compared to $74,397 during the three months ended June 30, 2020.

The Company paid professional fees of $900, during the three months ended June 30, 2021, compared to $655 during the three months ended June 30, 2020.

The Company incurred costs of legal proceedings of $(233) during the three months ended June 30, 2021, compared to $8,275 during the three months ended June 30, 2020.

The Company incurred research and development expenses of $0 during the three months ended June 30, 2021, compared to $9,000 during the three months ended June 30, 2020.

The Company generated a net loss from continuing operations for the three ended June 30, 2021 and 2020 of approximately $(22,410) and $(3,887,498), respectively. As of June 30, 2021 and March 31, 2021, the Company had current assets of $38,998 and $64,564, respectively, which included the following as of June 30, 2021: cash and cash equivalents of approximately $9,869; inventory of $17,994; accounts receivable of $4,944 (net of $101,404 in allowances.) and prepaid expenses of $0; Compared to; and the following as of March 31, 2020 cash and cash equivalents of approximately $16,161; inventory of $21,739; accounts receivable of $6,108 (net of $101,404 in allowances); and prepaid expenses of $0.

The Company’s Plan of Operation for the Next Twelve Months.

The Company’s auditors have expressed doubt as to our ability to continue as a going concern in part, because at June 30, 2021, the Company had negative working capital, an accumulated deficit of $(33,319,388) and a note payable that has passed its maturity date and although the holder has been willing to forbear on collection activities, there is no formal written forbearance agreement and the holder could commence collections at any time if it so wished. We believe this is unlikely given the relative size of the note valued at $59,558 compared with the value of the note holder’s 6,700,000 shares of Common Stock. The largest note holder is GHS with a combined total note valued at $378,418 and is unlikely to convert due to the relationship with the Company. Additionally, our Current Liabilities have historically exceeded our Current Assets; and as of June 30, 2021 that trend was continued with our Current Liabilities of $5,060,081 exceeding our Current Assets of $32,807 by $5,027,274. While this trend is certainly has not been part of the Company’s objectives, management does not see it as particularly significant because in considering our Current Liabilities, $59,558 of them are represented in a related party note held by a “friendly” creditor who is also a large shareholder and $378,418 held by a friendly investment firm. In addition, the Current Liabilities also include the Accrued Settlement amount of $3,994,523 that has subsequently settled for $585,885.90 in a month to month payment plan starting January 1, 2022 (See Note 8 Subsequent Events) and will reflect the quarter ending September 30, 2021.

Regardless of the forgoing issues, the Company will require additional debt or equity financing for its operations as currently conducted. However the Company has changed its immediate focus from researching and developing innovative hemp extracts and making them accessible worldwide; with plans to be a supplier of high quality hemp oil enriched with high-grade CBD. Its primary goal had been to advance different high quality hemp extracts with a broad profile of cannabinoids and additional natural molecules found in industrial hemp and to identify their distinct properties. Initially our missions were to educate the public on the many and varied nutritional and health benefits of CBD-rich hemp oil, to optimize purity in formulation, and to find new product delivery systems. With the decline in CBD sales due to the numbers of factors described in the Registrant’s periodic report filed with the SEC on Form 10-K for period ending March 31, 2021, we determined that the most efficient means to increase shareholder value would be the acquisition of a complimentary business that would bring revenues sufficient to support its own operations but that would allow the business to expand and for the Company to rebuild its CBD business. The opportunity that the Company is currently pursuing is the acquisition of JBC Medical Equipment, Inc. together with RxCompoundStore.com, LLC and Peaks Curative, LLC. The acquisition of all three businesses would give the Company the ability to cross-sell among the businesses as well as our current customers. There are also some areas that have been identified in these companies that are at the point where the revenue levels are at a point where allocating minimal incremental expenses in certain product offerings should result in more significant increases in revenue and earnings. The corporate strategy currently is to develop the acquisition plan, structure and terms while the Company’s receivership is wound down so that when it emerges from receivership, it is in a position to execute on the planned acquisitions. As the Company assimilates the new businesses into its operations, it plans to work to raise additional capital necessary to expand on the existing operations and to capitalize on their synergistic opportunities that provide the greatest immediate return on investment (i.e. pick the low hanging fruit), then to continue capitalizing on the opportunities among the companies and to rebuild its CBD sales. Finally it plans to license its Hygee product to a third party, if it is able to negotiate terms that are acceptable.

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

Historically we have been able to fully fund operations from a combination of operations and through additional sales of our common stock; and even though we are in receivership, we have no reason to believe that we will not be able to continue doing so since we have a strong base of existing shareholders who are committed to our vision for the Company, they have historically demonstrated a willingness to purchase shares of stock when they are offered and the receiver intends to offer and in fact, has an additional exemption available to it that may be more desirable to them. If these shareholders were to cease purchasing shares when offered, if we or our receiver were unable to secure other sources of debt or equity financing, or if we or our receiver were unable to secure any or sufficient financing and on terms that are acceptable to us collectively, we would not be able to continue operations as currently planned. However we do have sufficient resources over the short and long term with scaled back expenses and R&D so that after several turns of inventory we believe we would then be able to meet the costs of administration and resume our R&D and operations as planned. Additional funding primarily allows us to meet the additional costs associated with the receiver’s administration of the estate and to expedite our business plan. During the periods ending June 30, 2021 and June 30, 2020 the Company has met its capital requirements through a combination of operating activities and through external financing through the sale of its restricted common stock and convertible notes. We intend to continue the sales of our common stock and believe that by becoming a fully reporting company we have been able to attract additional investors, at smaller discounts to the current market price and from generally higher market prices, which is resulting in less dilution to existing investors than was the case while we were not a reporting company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2021, the Company issued 0 shares of its common stock for $0, in transactions that were exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) and/or Rule 506 promulgate under Regulation D. No gain or loss was recognized on the issuances.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

Departure of Directors and Officers

On June 15, 2021, Wendell Hecker resigned from his position as CFO of Earth Science Tech, Inc..

ITEM 6. EXHIBITS

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. SEC. 1350 (Section 906 of Sarbanes-Oxley Act of 2002) +

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. SEC. 1350 (Section 906 of Sarbanes-Oxley Act of 2002) +

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RECEIVER FOR EARTH SCIENCE TECH, INC. CASE NO. A-18-784952-C Crisis MANAGEMENT, Inc.

Dated: September 28, 2021	By:	/s/ William A. Leonard Jr.
Crisis Management, Inc.

	Its:	Receiver

EARTH SCIENCE TECH, INC.

Dated: September 28, 2021	By:	/s/ Nickolas S. Tabraue
Nickolas S. Tabraue, under the supervision and direction of William A. Leonard Jr. and Crisis Management, Inc., receiver for Earth Science Tech, Inc. Case No. A-18-784952-C
	Its:	CEO and Director

