Form 10-Q
period 2021-09-30
Earth Science Tech, Inc.
filed 2021-11-22
CIK 1538495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 19, 2021, there were 52,851,966 shares of registrant’s common stock outstanding.

2

Company Letterhead

November 17, 2021

BF Borgers CPA PC

5400 W. Cedar Avenue

Lakewood, CO 80226

We are providing this letter in connection with your review of the Interim Financial Information of Earth Science Tech, Inc. as of September 30, 2021, for the purpose of determining whether any material modifications should be made to the interim financial information for it to conform to accounting principles generally accepted in the United States of America. We confirm that we are responsible for the fair presentation of the interim financial information in conformity with generally accepted accounting principles. We are also responsible for establishing and maintaining effective internal control over financial reporting.

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

We confirm, to the best of our knowledge and belief, as of November 17, 2021, the following representations made to you during your review.

1)	The interim financial information referred to above has been prepared and presented in conformity with generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim financial information has been prepared on a basis consistent with prior interim periods and years and includes all disclosures necessary and required to be included by the laws and regulations to which the Company is subject.

2)	We have designed our internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of interim financial information for external purposes in accordance with generally accepted accounting principles.

3)	We have disclosed to you all deficiencies in the design or operation of internal control over financial reporting identified as part of our evaluation, including separately disclosing to you all such deficiencies that we believe to be significant deficiencies or material weaknesses in internal control over financial reporting.

4)	Management’s certification regarding internal control over financial reporting as of January 31, 2021 discloses any changes in the Company’s internal control over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

5)	We have made available to you all—

a)	Financial records and related data.

b)	Minutes of the meetings of stockholders, directors, and committees of directors, or summaries of actions of recent meetings for which minutes have not yet been prepared. All significant board and committee actions are included in the summaries.

6)	There have been no communications from the SEC or other regulatory agencies regarding noncompliance with, or deficiencies, in financial reporting practices.

7)	There are no material transactions that have not been properly recorded in the accounting records underlying the interim financial information.

8)	We are not aware of any uncorrected financial statement misstatements.

9)	We acknowledge our responsibility for the design and implementation of programs and controls to prevent and detect fraud.

10)	We have no knowledge of any fraud or suspected fraud affecting the Company involving:

a)	Management;
b)	Employees who have significant roles in internal control over financial reporting; or
c)	Others where the fraud could have a material effect on the interim financial information.

11)	We have no knowledge of any allegations of fraud or suspected fraud affecting the Company received in communications from employees, former employees, analysts, regulators, short sellers, or others.

12)	The Company has no plans or intentions that may materially affect the carrying value or classification of assets and liabilities.

13)	The following have been properly recorded or disclosed in the interim financial information:

a)	Related-party transactions, including sales, purchases, loans, transfers, leasing arrangements, and guarantees, and amounts receivable from or payable to related parties.
b)	Guarantees, whether written or oral, under which the Company is contingently liable.
c)	Significant estimates and material concentrations known to management that are required to be disclosed in accordance with the AICPA Statement of Position 94-6, Disclosure of Certain Significant Risks and Uncertainties.

14)	There are no:

a)	Violations or possible violations of laws or regulations whose effects should be considered for disclosure in the interim financial information or as a basis for recording a loss contingency.
b)	Unasserted claims or assessments that are probable of assertion and must be disclosed in accordance with FASB ASC 450 (formerly FASB Statement No. 5, Accounting for Contingencies).
c)	Other liabilities or gain or loss contingencies that are required to be accrued or disclosed by FASB ASC 450 (formerly FASB Statement No. 5).

15)	The Company has appropriately reconciled its general ledger accounts to their related supporting information. All reconciling items considered to be material were identified and included on the reconciliations and were appropriately adjusted in the interim financial information. All intracompany (and intercompany) accounts have been eliminated or appropriately measured and considered for disclosure in the interim financial information.

16)	The Company has satisfactory title to all owned assets, and there are no liens or encumbrances on such assets, nor has any asset been pledged as collateral. [j]

17)	The company has complied with all aspects of contractual agreements that would have a material effect on the interim financial information in the event of noncompliance.

18)	The company is not aware of any violation of the Foreign Corrupt Practices act.

19)	Our plans with respect to alleviating the adverse financial conditions that caused you to express substantial doubt about the Company’s ability to continue as a going concern are as follows:

a)	Continued loans and advances from shareholders and those associated with the company.

To the best of our knowledge and belief, no events have occurred subsequent to the balance sheet date and through the date of this letter that would require adjustment to or disclosure in the interim financial information referred to above.

Earth Science Tech, Inc

Name, Title

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2021	2021
ASSETS
Current Assets:
Cash	$25,217	$16,161
Accounts Receivable(net allowance of $101,404 and $101,404 respectively )	$5,456	$6,108
Prepaid expenses and other current assets	—	—
Inventory	16,661	21,739
Total current assets	47,334	44,008

Property and equipment, net	—	1,712

Other Assets:
Patent, net	—	—
Rou Asset	—	12,653
Deposits	6,191	6,191
Total other assets	6,191	18,844
Total Assets	$53,525	$64,564

LIABILITIES AND STOCKHOLDERS’S EQUITY

Current Liabilities:
Accounts payable	$172,328	$173,994
PPP Loan	31,750	31,750
PPP Loan 2	31,215	31,215
Issa Loan Advance	50,000	49,980
SBA EDIL Loan	106,237	106,800
Accrued expenses	$250,605	$234,319
Accrued settlement	585,886	3,994,523
Interest Payable-SBA EDIL Loan	1,563	0
Interest Payable-ConvNotes-GHS	38,829	29,107
Int Payable-Promissory Note-GHS	11,737	9,029
Convertible Note 2-GHS	42,072	62,055
Convertible Note 3-GHS	88,825	88,825
Convertible Note 4-GHS	88,894	88,894
Convertible Note 5-GHS	88,710	88,710
Convertible Note 6-GHS	55,000	—
Promissory Note-GHS	30,000	30,000
Lease Liability Current	—	12,653
Notes payable - related party	59,558	59,558
Total current liabilities	1,733,209	5,091,412
Long Term Liabilities

Total liabilities	1,733,209	5,091,412

Commitments and contingencies

Stockholders’ (Deficit) Equity:

Common stock, par value $0.001 per share, 75,000,000 shares authorized; 52,851,966 and 50,551,966 shares issued and outstanding as of September 30, 2021 and March 31, 2021 respectively	52,853	50,553
Additional paid-in capital	28,245,452	28,219,577
Accumulated deficit	(29,977,989)	(33,296,978)
Total stockholders’ (Deficit)Equity	(1,679,684)	(5,026,848)
Total Liabilities and Stockholders’ (Deficit) Equity	$53,525	$64,564

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three	For the six	For the six
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Revenue	$2,455	$26,551	$9,945	$98,631
Cost of revenues	1,332	13,116	5,077	61,241
Gross Profit	1,123	13,435	4,868	37,390

Operating Expenses:

Compensation - officers	9,500	120,375	15,212	120,375
Officer Compensation Stock	—	—	—	—
Employee Compensation Stock	—	—	—	—
Marketing	—	5,455	—	5,455
General and administrative	30,313	148,417	37,509	148,417
Professional fees	—	8,055	900	8,055
Loss on disposal of assets	—	—	1,712	—
Cost of legal proceedings	—	13,275	7,267	13,275
Litigation Expense	—	3,763,200	—	3,763,200
Research and development	—	9,000	—	9,000
Total operating expenses	47,313	4,067,777	62,600	4,067,777

Loss from operations	(46,190)	(4,030,387)	(57,732)	(4,030,387)
Other Income (Expenses)
Other Income	3,408,636	—	3,408,930	—
Interest expense	(4,397)	(2,382)	(5,588)	(2,382)
Int Exp-Convertible Note 1-GHS	—	(3,677)	—	(3,677)
Int Exp-Convertible Note 2-GHS	(1,075)	(4,504)	(2,966)	(4,504)
Int Exp-Convertible Note 3-GHS	(2,270)	(4,515)	(4,515)	(4,515)
Int Exp-Convertible Note 4-GHS	(2,271)	(4,518)	(4,518)	(4,518)
Int Exp Promissory Note 5-GHS	(2,267)	(2,796)	(4,509)	(2,796)
Int Exp Promissory Note 6-GHS	(6,406)	—	(6,406)	—
Interest Expense-Promissory Note-GHS	(1,361)	(2,707)	(2,707)	(2,707)
Interest Expense-SBA Loan	(1,000)	—	(1,000)	—
Interest income	—	—	—	—
Total other income (expenses)	3,387,589	(12,495)	3,376,721	(25,099)

Net loss before income taxes	3,341,399	(167,988)	3,318,989	(4,055,486)

Income taxes	—	—	—	—

Net loss	$3,341,399	$(1,67,988)	$3,318,989	$(4,055,486)

EARTH SCIENCE TECH. INC, AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	Common Stock		Preferred Stock		Additional Paid-in	Accumalated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance June 30, 2020	39,786,879	$39,788	$—	—	$28,088,810	$(32,801,303)	(4,672,705)

Common stock issued for cash	863,512	864	—	—	19,068	—	19,932
Common stock issued for services	—	—			—	—	—
Common stock issued for officer compensation	—	—			—	—	—
Common stock issued for employee compensation	—	—			—		—
Common stock issued for Conversion on Note	1500,000	1,500			30,000		31,500
Net Loss						(167,988)	(167,988)

Balance September 30, 2020	42,150,391	$42,152	$—	—	$28,137,878	$(32,969,291)	(4,789,261)

Common stock issued for cash	—	—	—	—	—	—	—
Common stock issued for services
Common stock issued for officer compensation	—	—			—		—
Common stock issued for employee compensation	—	—			—		—
Common stock issued for Conversion on Note	3,500,000	3,500			39,611		43,111
Net Loss						(110,793)	(110793)

Balance December 31, 2020	45,650,391	$45,652	$—	—	$28,177,489	$(33,080,084)	(4,856,943)

Common stock issued for cash	—	—	—	—	—	—	—
Common stock issued for services
Common stock issued for officer compensation	—	—			—		—
Common stock issued for employee compensation	—	—			—		—
Common stock issued for Conversion on Note	4,901,575	4,901			42,088		46,989
Net Loss						(216,894)	(216,894)

Balance March 31, 2021	50,551,966	$50,553	$—	—	$28,219,577	$(33,296,978)	(5,026,848)

Common stock issued for cash	—	—	—	—	—	—	—
Common stock issued for services
Common stock issued for officer compensation	—	—			—		—
Common stock issued for employee compensation	—	—			—		—
Common stock issued for Conversion on Note	2,300,000	2,300			25,875		28,175
Net Loss						(22,410)	(22,410)

Balance June 30, 2021	52,851,966	$52,853	$—	—	$28,245,452	$(33,319,388)	(5,021,083)

Common stock issued for cash	—	—	—	—	—	—	—
Common stock issued for services
Common stock issued for officer compensation	—	—			—		—
Common stock issued for employee compensation	—	—			—		—
Common stock issued for Conversion on Note	—	—			—		—
Net Loss						3,341,399	3,341,399

Balance September 30, 2021	52,851,966	$52,853	$—	—	$28,245,452	$(29,977,989)	(1,679,684)

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six	For the Six
	Months Ended	Months Ended
	September 30, 2021	September 30, 2020
Cash Flow From Operating Activities:
Net loss	3,318,989	(4,055,486)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	—	—
Stock issued for services	—	—
Intrinsic value of Conv Notes-Addtl Paid-in-Capital	—	—
Depreciation and amortization	—	1,539
Changes in operating assets and liabilities:
Increase/Decrease in deposits	—	—
Increase/Decrease in prepaid expenses and other current assets	13,305	2,989
Decrease/Increase in inventory	5,077	27,257
Increase in other assets	—	—
Increase in accrued settlement	(3,408,637)	3,763,200
Increase in accounts payable	50,435	168,814
Net Cash Used in Operating Activities	(20,831)	(91,687)

Investing Activities:
Purchases of property and equipment	1,712	—
Patent expenditures	—	—
Net Cash Used in Investing Activities	1,712	—

Financing Activities:
Proceeds from issuance of common stock	28,175	60,524
Proceeds from notes payable- related party	—	—
Proceeds from Convertible Notes	—	31,500
Intrinsic value of Conv Notes-Addtl Paid-in-Capital
Officer Compensation Stock
Repayment of advances from related party	—	—
Net Cash Provided by Financing Activities	28,175	92,024

Net Decrease in Cash	9,056	337

Cash - Beginning of year	16,161	30,723
Cash - End of year	25,217	31,060

EARTH SCIENCE TECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

As of September 30, 2021 the Company has no warrants that are anti-dilutive and not included in the calculation of diluted loss per share.

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

Note 3 — Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At September 30, 2021, the Company had negative working capital, an accumulated deficit of $29,977,989 and was in negotiations to extend the maturity date on notes payable that are in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Related Party Balances and Transactions

Kannabidioid, Inc. is currently in development stage and has had no related party revenue from Earth Science Tech, Inc. for the three months ended September 30, 2021.

On January 11, 2019, Robert Stevens was appointed by the Nevada District Court as Receiver for the Company in Case No. A-18-784952-C. As approved by the Nevada District Court, Strongbow Advisors, Inc., an entity controlled by Robert Stevens (“Strongbow”), is compensated at a rate of $400 per hour for his services as the Company’s Receiver. During the three months ended September 30, 2021, $0 has been paid to Strongbow as compensation for Mr. Stevens’ services as the Company’s Receiver, this is due to the judge ordering the Receiver not being allowed to compensate Strongbow Advisors, Inc. throughout the intervenor litigation that subsequently led to Robert Steves being discharged an ordered out of the Company on August 27, 2021 (See Note 6 Commitments and Contingencies, Legal Proceedings).

Note 5 – Stockholders’ Equity

During the three months ended September 30, 2021 and 2020, the Company issued 0 and 863,512 common shares for an aggregate of $0 and $19,932.62 respectively.

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

On August 30, 2021, the Company reached a settlement with Cromogen for $585,885 in a month to month payment plan starting January 1, 2022, having the initial payment of $45,000 and $10,000 each month followed with the final payment set on December 1, 2026. If the Company is able to and decides to pay the settlement entirely prior to January 1, 2022 commencement, a $85,885 reduction will take place having the settlement be $500,000. If the Company defaults on Cromogen’s settlement, a confession of judgement will be executed for the amount of $970,000, representing the total amount of Cromogen’s unsecured claims, less any amount paid by the Company, plus costs and attorney fees incurred to obtain the enforce of judgement.

Following the discharge and removal of Robert L. Stevens and Strongbow Advisors, Inc., the successor Receiver, William A Leonard, Jr., of Crisis Management, Inc., undertook the investigation of the former receiver’s actions, practices , and alleged fees. The successor receiver then issued his report evaluating Mr. Stevens alleged fees and found that no outstanding fees are due. The court has set to an evidentiary hearing scheduled for mid January 2022 to consider the successor receivers conclusions as well as the former receiver’s potential liabilities to the Company.

Lease Agreements

On August 30, 2021, the Company entered into an agreement with JCR Medical Equipment, Inc., a Florida Corporation to lease a 1,000 square foot facility consisting of office and warehouse space out of its 13,000/sq. ft. facility located at 10650 NW 29th Terrace Doral, FL 33172. JCR Medical Equipment, Inc. is part of the Company’s filed September 10, 2021 8-K dual acquisition LOI and partner of RxCompoundStore.com, LLC. acquisition filed on November 8, 2021 8-K.

Note 7 — Balance Sheet and Income Statement Footnotes

Accounts receivable represent normal trade obligations from customers that are subject to normal trade collection terms, without discounts or rebates. If collection is expected in one year or less they are classified as current assets. If not, they are presented as non-current assets. Notwithstanding, these collections, the Company periodically evaluates the collectability of accounts receivable and considers the need to establish an allowance for doubtful debts based upon historical collection experience and specifically identifiable information about its customers. As of September 30, 2021, the Company had allowances of $101,404. The Company used an allowance of 40% of receivables over 90 days to charge bad debt expense.

As of September 30, 2021, ROU Asset was $0 and Lease Liability-Current was $0.

Accounts payable are obligations to pay for goods and services that have been acquired in the ordinary course of business from suppliers. Accounts payable are classified as current liabilities if payment is due within one year or less (or in the normal operating cycle of the business if longer). If not, they are presented as non-current liabilities

Accrued expenses of $250,605 as of September 30, 2021 mainly represent, $135,000 of accrued payroll for Michele Aube, $74,000 in payroll and $8,000 in reimbursements for Nickolas S. Tabraue, and the remainder for of accrued interest on related Notes Payable..

General and administrative expenses were $30,313 and $74,020 for September 30, 2021 and 2020 respectively. For the three months ended September 30, 2021, the majority comprised was for the Company’s year end audit and for the period ending quarter June 30, 2021 review.

Professional fees were $0 for the three months ended September 30, 2021.

Legal expenses were $7,500 for the three months ended September 30, 2021.

Research and development were $0 for the three months ended September 30, 2021.

Interest expense was $(21,047) and $(12,495) for three months ended September 30, 2021 and 2020. Interest expense for three months ended September 30, 2020 was mainly due to Convertible Notes-GHS.

Note 8 — Subsequent Events

On November 3, 2021, the Company entered into a definitive agreement to acquire both RxCompoundStore.com, LLC (“RxCompound”) and Peaks Curative, LLC (“Peaks”) (collectively, the “Companies”). The acquisition of these two companies is Phase I of its roll-up plan which involves driving immediate revenue through the compounding pharmacy with a focus on men’s health. The Company first announced its acquisition plans earlier in its Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC” or the “Commission”) on September 10, 2021.

About RxComponundStore.com, LLC and Peaks Curative, LLC.

RxCompound is a compounding pharmacy licensed in the States of New York and Florida and registered with the Drug Enforcement Agency (“DEA”) to sell Schedules II and III controlled medications. RxCompound has focused on men’s health, specifically medical products directed at treating erectile dysfunction (“ED”) such as Tadalafil, and Sildenafil Citrate (generic names for Cialis and Viagra, respectively) and others, compounded into capsules, tablets. Its flagship product(s) are a proprietary formulation for men’s ED medications in the form of gummies. Currently RxCompound is not certified for and does not have sterile facilities that would allow it to offer medications that can be injected such as testosterone, HCG, TriMix or peptides. However, it was planning on becoming a sterile compounding pharmacy and was working toward it when the Company entered into the definitive agreement to acquire RxCompound. The timing was ideal because the Company was able to acquire RxCompound for significantly less than it would have been valued at if it already had a sterile certified facility while at the same time being very close to it and having the plan and path established and ready to implement. RxCompound will work with Peaks to fill prescriptions for the customers that Peaks refers. RxCompound will be able to expand by seeking licenses as a pharmacy in additional states and plans to work with Peaks in determining which states represent the opportunities and in order of priority.

Peaks was established as a marketing company that markets men’s ED products, however the Company plans to expand the products offered that RxCompound can prepare and sell. Peaks is what is known as a telemedicine referral site facilitating asynchronous consultations for branded compound medications prepared at RxCompound. For Example, men that respond to ads for ED gummies are referred to licensed medical professionals who determine by questionnaires completed by the potential patient. By the answers provided, the doctor determines if they can: safely take the medication and meet the requirements; and if so, the doctor will send in a prescription to RxCompound who will fill it and send the gummies to the customer/patient. Since RxCompound is only licensed in Florida and New York, Peaks will not target its efforts in other states unless it establishes a referring relationship with pharmacies in other states where RxCompound does not intend to seek licensure as a compounding pharmacy. As RxCompound expands the products it wants to focus on, Peaks will develop campaigns to drive sales in those products.

General Terms of the Acquisitions.

RxCompound and Peaks are both Florida limited liability companies that have their equity ownership structured as units or membership units. Although the acquisitions were negotiated at arms’ length and both the Company and the owner of the membership units of RxCompound and Peaks had separate counsel, since the owner, Mario Tabraue, is the brother of Nickolas Tabraue, our CEO and a member of our board of directors, Nickolas Tabraue abstained from voting on the resolution of the board of directors that approved these transactions. Upon closing RxCompound and Peaks will both be wholly owned subsidiaries of the Company. The agreement among the parties provides that the Company acquires all of the membership units of both companies in exchange for $300,000 in cash and 3,000,000 shares of the Company’s common stock. However, since there are DEA and pharmacy board notification requirements as well as audit requirements that must be met before the transactions can fully “close,” the membership units will all be held in escrow until the conditions to closing have been met or waived. However, notwithstanding the escrow requirement, the parties were very interested to commence executing on their collective business plan and the Company intends to provide funding to Peaks and RxCompound while in escrow and they will both provide earnings to the Company. Because of this, only half of the Earth Science Tech, Inc., shares of common stock issuable under the agreement will be held in escrow. The other half will be issued to Mario Tabraue and/or his designees immediately. The half of the Company’s shares of common stock held in escrow will be released to Mario Tabraue or his designees and the RxCompound and Peaks membership units will be released to the Company, all upon completion of the conditions to closing or waiver. Both RxCompound and Peaks will in all likelihood require audits and the Company expects this condition to be the item that will take the longest time to fulfill (and this is one that cannot be waived since the Company has reporting obligations under the Securities Exchange Act of 1934, as amended). Additionally, the agreement provides that the cash portion of the consideration provided by the Company will be paid as the Company receives proceeds from its financing efforts on a dollar for dollar basis. That is, for every $2.00 received by the Company in financing, whether debt or equity, the Company will pay $1.00 toward the $300,000 cash portion of the consideration to be provided by the Company, until paid in full. Notwithstanding the “dollar for dollar” payment requirement, there is a provision that allows Mario Tabraue to defer and not accept any payment(s) if he determines, in his discretion, that there is a greater need for it by RxCompound, Peaks or the Company. Finally, under the terms of the agreement, Mario Tabraue is named as a member of the Company’s board of directors to fill a vacancy thereon and appointed as the President of the Company. He will continue to serve as President of RxCompound and Peaks while in escrow and following closing.

On November 3, 2021, in accordance with the terms of the acquisition agreement referred to in Item 1.01 above, the Company’s Board of Directors appointed Mario G. Tabraue to fill a vacancy thereon. He will serve as a member of the board of directors until his earlier resignation, removal or incapacity. In addition, under the terms of the same agreement, Mario Tabraue was appointed to serve as the President of the Company, to serve until his earlier resignation or removal and will continue to serve as president of both RxCompoundstore.com, LLC. and Peaks Curative, LLC while the membership units of both are in escrow and following closing, when both are wholly owned subsidiaries. (Nickolas Tabraue will continue to serve as CEO of the Company).

Mario Tabraue – President and Director, 42 (age) Mr. Tabraue worked from 1997 until 2002 assisting with real estate transactions as well first and third party insurance claims at the law firm of MoisesKaba III. During this time, he also free-lanced creating web sites and working with businesses creating and implementing new processes, in accounting and with digital technologies. From 2002 until 2009, Mr. Tabraue worked for Eller-ITO Stevedoring Company at the Port of Miami where he served in operations and logistics, first with simple vessel operations and as he demonstrated his skills advanced to complex operations and finally management of full vessel planning and operations. From 2009 until 2013 Mr. Tabraue worked for Ceres Marine Terminals as an operations manager where he was given ever increasing responsibilities until among his duties were negotiating contract issues with union labor officials and contract negotiations with companies such as Royal Caribbean, Mediterranean Shipping Lines, Hapag-Lloyd and others. In 2013 through 2014 he began working with Zoological Wildlife Foundation, a business founded by his family in 2008. At the Foundation he restructured operations, tour packages, the accounting systems, and fully automated their booking system through the company’s website. Ultimately all internal procedures were automated and made paperless. In 2014 Mr. Tabraue was recruited back to Eller-ITO where he returned as Marine Manager and has advanced to the position of Special Projects Manager. In 2019, he began work for JCR Medical Equipment serving as the head of finance. In 2020 Mr. Tabraue purchased RxCompoundStore.com with the vision of starting a telemedicine platform to expand the company’s reach and to compete in the online market.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Registration Statement filed on Form 10-12g and our Annual Report filed on Form 10-K for the fiscal year ended March 31, 2021, as well as our Quarterly report filed on Form 10-Q for the period ending September 30, 2021.

OVERVIEW

The Company has changed its immediate focus from researching and developing innovative hemp extracts and making them accessible worldwide; with plans to be a supplier of high quality hemp oil enriched with high-grade CBD. Its primary goal had been to advance different high quality hemp extracts with a broad profile of cannabinoids and additional natural molecules found in industrial hemp and to identify their distinct properties. Initially our missions were to educate the public on the many and varied nutritional and health benefits of CBD-rich hemp oil, to optimize purity in formulation, and to find new product delivery systems. With the decline in CBD sales due to the number of factors described in the Registrant’s periodic report filed with the SEC on Form 10-K for prior ending March 31, 2021, the Company determined that the most efficient means to increase shareholder value would be the acquisition of a complimentary business that would bring revenues sufficient to support its own operations but that would allow the business to expand and for the Company to rebuild its CBD business. The opportunity that the Company is currently pursuing is the acquisition of JBC Medical Equipment, Inc. together with RxCompoundStore.com, LLC and Peaks Curative, LLC. The acquisition of all three businesses would give the Company the ability to cross-sell among the businesses as well as our current customers. There are also some areas that have been identified in these companies that are at the point where the revenue levels are at a point where allocating minimal incremental expenses in certain product offerings should result in more significant increases in revenue and earnings. The corporate strategy currently is to develop the acquisition plan, structure and terms while the Company’s receivership is wound down so that when it emerges from receivership, it is in a position to execute on the planned acquisitions. As the Company assimilates the new businesses into its operations, it plans to work to raise additional capital necessary to expand on the existing operations and to capitalize on their synergistic opportunities that provide the greatest immediate return on investment (i.e. pick the low hanging fruit), then to continue capitalizing on the opportunities among the companies and to rebuild its CBD sales. Finally it plans to license its Hygee product to a third party, if it is able to negotiate terms that are acceptable.

To design and produce CBD enhanced nutraceutical products for sale to the general public. The Company intend to create high-grade CBD-rich hemp oil and other CBD containing products unique to the current market in the nutraceuticals industry. The Company believe that our formulations will set us apart from competing products for promoting health. The Company has formulated and produced our initial CBD products, intended for, subject to performance, treating various symptoms of diseases and ailments or for overall health. The Company plans to expand manufacturing and marketing of these CBD products with expansion of products over the next five years.

To offer a wide selection of health and nutrition products through online, clinics, pharmacies, and in-store retail. Through our wholly owned subsidiary, the Company plans to continue expanding retail sales of nutritional supplements through online, clinics, pharmacies, and in-store sales. Then with the acquisition of the compounding pharmacy, the Company will focus on men’s health as well as other areas. In particular, the Company plans to continue with plans to build a sterile facility so that injectable products may be compounded and sold. Our current product selection includes many high-quality supplement brands, and includes our proprietary CBD-rich hemp oil.

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

Revenue Recognition

The Company follows and implemented ASC 606, Revenue from Contracts with Customers for revenue recognition. Although the new revenue standard is expected to have an immaterial effect, if any, on our ongoing net income, the Company did implement changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, ongoing contract review requirements, and gathering of information provided for disclosures.

The Company recognizes revenue from product sales or services rendered when control of the promised goods are transferred to our clients in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. To achieve this core principle, the Company will apply the following five steps: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation.

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

As of September 30, 2021 the Company had no warrants issued or outstanding.

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

Liquidity and Capital Resources.

For the Three-Month Period Ended September 30, 2021 versus September 30, 2020

During the three months ended September 30, 2021, net cash used in the Company’s operating activities totaled $(20,831) compared to $(91,687) during the three months ended September 30, 2020. During the three months ended September 30, 2021, net cash used in investing activities totaled $1,172 compared to $0.00 provided by investing activities during the three months ended September 30, 2020. During the three months ended September 30, 2021, net cash provided by financing activities totaled $28,175 compared to $92,024 from financing activities during the three months ended September 30, 2020.

At September 30, 2021, the Company had cash of $25,217, accounts receivable of $5,456, inventories of $16,661 and prepaid expenses of $0 that comprised the Company’s total current assets totaling $47,334. The Company’s property and equipment at September 30, 2021 had a net book value of $0.

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

Convertible Note 5-GHS issued 9/09/19 for cash received $50,000, face amount $55,000 will accrue at a rate of 10% on a 360-day year. Maturity date is June 9, 2020. This note is at default and will continue accruing at the rate of 10%.

Convertible Note from a current share holder, issued 2/09/21 for cash received $50,000, free amount $50,000 will accrue at a rate of 10% on a 360-day year. Maturity date is February 9, 2022.

At September 30, 2021, the Company had total liabilities of $1,733,209 of which $585,886 was held as a reserved for the settlement of its lawsuit with Cromogen in a month to month payment plan starting January 1, 2022 (SeeNote 8 Subsequent Events).

At September 30, 2021, the Company had a stockholder’s equity totaling $(1,679,684) compared to an equity of $(5,026,848) for the period ending September 30, 2020.

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2021 versus September 30, 2020

The Company’s revenue for the three months ended September 30, 2021 was $2,455 compared to September 30, 2020 revenue totaling $26,551. The decrease in revenue is primarily attributed to not having any of the online orders fulfilled during the month of July and August under the management of Robert L. Stevens leading to many upset customers and many refunds.

The Company incurred operating expenses for the three months ended September 30, 2021 totaling $47,313, compared to $168,928 during the three months ended September 30, 2020. The decrease in operating expenses can be attributed to Robert L. Stevens closing down the Doral, FL facility and suspending company operations while litigating the intervenors (see Note 5. Legal Proceedings).

Officer compensation for the three months ended September 30, 2021 was $9,500 in cash and $0.00 in stock based compensation compared to $82,048 in cash and $0 in stock based compensation during the three months ended June 30, 2020. This decrease is due to both the CFO and COO resigning from the Company and not being any executives prior to September 1, 2021.

The Company incurred marketing expenses of $0 during the three months ended September 30, 2021, compared to $460 during the three months ended September 30, 2020.

The Company incurred general and administrative expenses of $30,313, during the three months ended September 30, 2021, compared to $74,020 during the three months ended September 30, 2020.

The Company paid professional fees of $0, during the three months ended September 30, 2021, compared to $7,400 during the three months ended September 30, 2020.

The Company incurred costs of legal proceedings of $7,500 during the three months ended September 30, 2021, compared to $5,000 during the three months ended September 30, 2020.

The Company incurred research and development expenses of $0 during the three months ended September 30, 2021, compared to $0 during the three months ended September 30, 2020.

The Company generated a net loss from continuing operations for the three ended September 30, 2021 and 2020 of approximately $(46,190) and $(155,493), respectively. As of September 30, 2021 and March 31, 2021, the Company had current assets of $53,525 and $64,564, respectively, which included the following as of September 30, 2021: cash and cash equivalents of approximately $25,217; inventory of $16,661; accounts receivable of $5,456 (net of $101,404 in allowances.) and prepaid expenses of $0; Compared to; and the following as of March 31, 2021 cash and cash equivalents of approximately $16,161; inventory of $21,739; accounts receivable of $6,108 (net of $101,404 in allowances); and prepaid expenses of $0.

The Company’s Plan of Operation for the Next Twelve Months.

The Company’s auditors have expressed doubt as to our ability to continue as a going concern in part, because at September 30, 2021, the Company had negative working capital, an accumulated deficit of $(29,977,989) and a note payable that has passed its maturity date and although the holder has been willing to forbear on collection activities, there is no formal written forbearance agreement and the holder could commence collections at any time if it so wished. The Company believes this is unlikely given the relative size of the note valued at $109,558 compared with the value of the note holder’s 6,700,000 shares of Common Stock. The largest note holder is GHS with a combined total note valued at $405,238 and is unlikely to convert due to the relationship with the Company. Additionally, our Current Liabilities have historically exceeded our Current Assets; and as of September 30, 2021 that trend was continued with our Current Liabilities of $1,733,209 exceeding our Current Assets of $53,525 by $1,679,684. While this trend is certainly has not been part of the Company’s objectives, management does not see it as particularly significant because in considering our Current Liabilities, $109,558 of them are represented in a related party note held by a “friendly” creditor who is also a large shareholder and $405,238 held by a friendly investment firm. In addition, the Current Liabilities also include the Accrued Settlement amount of $585,885.90 in a month to month payment plan starting January 1, 2022 (See Note 6 Legal Proceedings).

Regardless of the forgoing issues, the Company will require additional debt or equity financing for its operations as currently conducted. However the Company has changed its immediate focus from researching and developing innovative hemp extracts and making them accessible worldwide; with plans to be a supplier of high quality hemp oil enriched with high-grade CBD. Its primary goal had been to advance different high quality hemp extracts with a broad profile of cannabinoids and additional natural molecules found in industrial hemp and to identify their distinct properties. Initially our missions were to educate the public on the many and varied nutritional and health benefits of CBD-rich hemp oil, to optimize purity in formulation, and to find new product delivery systems. With the decline in CBD sales due to the numbers of factors described in the Registrant’s periodic report filed with the SEC on Form 10-K for period ending March 31, 2021, the Company determined that the most efficient means to increase shareholder value would be the acquisition of a complimentary business that would bring revenues sufficient to support its own operations but that would allow the business to expand and for the Company to rebuild its CBD business. The opportunity that the Company is currently pursuing is the acquisition of JBC Medical Equipment, Inc. together with RxCompoundStore.com, LLC and Peaks Curative, LLC. The acquisition of all three businesses would give the Company the ability to cross-sell among the businesses as well as our current customers. There are also some areas that have been identified in these companies that are at the point where the revenue levels are at a point where allocating minimal incremental expenses in certain product offerings should result in more significant increases in revenue and earnings. The corporate strategy currently is to develop the acquisition plan, structure and terms while the Company’s receivership is wound down so that when it emerges from receivership, it is in a position to execute on the planned acquisitions. As the Company assimilates the new businesses into its operations, it plans to work to raise additional capital necessary to expand on the existing operations and to capitalize on their synergistic opportunities that provide the greatest immediate return on investment (i.e. pick the low hanging fruit), then to continue capitalizing on the opportunities among the companies and to rebuild its CBD sales. Finally it plans to license its Hygee product to a third party, if it is able to negotiate terms that are acceptable.

To design and produce CBD enhanced nutraceutical products for sale to the general public. The Company intends to create high-grade CBD-rich hemp oil and other CBD containing products unique to the current market in the nutraceuticals industry. The believe that our formulations will set us apart from competing products for promoting health. The Company have formulated and produced our initial CBD products, intended for, subject to performance, treating various symptoms of diseases and ailments or for overall health. The Company plans to expand manufacturing and marketing of these CBD products with expansion of products over the next five years.

To offer a wide selection of health and nutrition products through online, clinics, pharmacies, and in-store retail. Through our wholly owned subsidiary, the Company plan to continue expanding retail sales of nutritional supplements through online, clinics, pharmacies, and in-store sales. Then with the acquisition of the compounding pharmacy, the Company will focus on men’s health as well as other areas. In particular, the Company plans to continue with plans to build a sterile facility so that injectable products may be compounded and sold. Our current product selection includes many high-quality supplement brands, and includes our proprietary CBD-rich hemp oil.

Alternatively the Company could raise additional funds to meet the anticipated R&D and other expenses while the Company allow the sales from our existing products to become self sustaining. This last path is our currently intended path to additional revenue. In fact, our receiver intends to assist us in raising additional funds to meet our obligations and to fund expansion of our business and operations. The proceeds from any financing will be used to meet the expenses of the receiver’s ongoing fees and costs associated with the administration of the estate, meeting creditors allowed claims and working capital for the Company’s ongoing operations, expansion and pursuit of its business plan.

Historically the Company have been able to fully fund operations from a combination of operations and through additional sales of our common stock; and even though the Company are in receivership, the Company have no reason to believe that the Company will not be able to continue doing so since the Company have a strong base of existing shareholders who are committed to our vision for the Company, they have historically demonstrated a willingness to purchase shares of stock when they are offered and the receiver intends to offer and in fact, has an additional exemption available to it that may be more desirable to them. If these shareholders were to cease purchasing shares when offered, if the Company or our receiver were unable to secure other sources of debt or equity financing, or if the Company or our receiver were unable to secure any or sufficient financing and on terms that are acceptable to us collectively, the Company would not be able to continue operations as currently planned. However the Company do have sufficient resources over the short and long term with scaled back expenses and R&D so that after several turns of inventory the Company believes the the Company would then be able to meet the costs of administration and resume our R&D and operations as planned. Additional funding primarily allows us to meet the additional costs associated with the receiver’s administration of the estate and to expedite our business plan. During the periods ending September 30, 2021 and September 30, 2020 the Company has met its capital requirements through a combination of operating activities and through external financing through the sale of its restricted common stock and convertible notes. The Company intends to continue the sales of our common stock and believe that by becoming a fully reporting company the Company has been able to attract additional investors, at smaller discounts to the current market price and from generally higher market prices, which is resulting in less dilution to existing investors than was the case while the Company was not a reporting company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Although our management has not formally carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), because of the relatively thin management structure that the Company currently maintains, the Company believes that our Principal Executive Officer and Principal Financial Officer have sufficient timely information to allow them to make necessary disclosures in a timely manner.

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

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2021, the Company issued 0 shares of its common stock for $0, in transactions that were exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) and/or Rule 506 promulgate under Regulation D. No gain or loss was recognized on the issuances.

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

RECEIVER FOR EARTH SCIENCE TECH, INC. CASE NO. A-18-784952-C Crisis MANAGEMENT, Inc.

Dated: November 16, 2021	By:	/s/ William A. Leonard Jr.
Crisis Management, Inc.

	Its:	Receiver

EARTH SCIENCE TECH, INC.

Dated: November 16, 2021	By:	/s/ Nickolas S. Tabraue
Nickolas S. Tabraue, under the supervision and direction of William A. Leonard Jr. and Crisis Management, Inc., receiver for Earth Science Tech, Inc. Case No. A-18-784952-C

	Its:	CEO and Director

