Form 10-K/A
period 2021-03-31
Earth Science Tech, Inc.
filed 2022-02-22
CIK 1538495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note: The purpose of this Amendment No. 1 to the report on Form 10-K for the period ended March 31, 2021, is to include disclosure of information required for Item 9A contained herein, pursuant to Regulation S-K Item 307, regarding management’s assessment and conclusions regarding the effectiveness of the Company’s disclosure controls and procedures that were not fully made on the original annual report filed on September 28, 2021. Because of the new receiver that was judicially appointed on August 27, 2021, certain additional weaknesses to the Company’s disclosure controls and procedures that naturally follow the internal controls over financial reporting became clear to management with the benefit of hindsight, as it complied with the requirements of Regulation S-K, Item 307 in preparing this Amendment No. 1. It was necessary to describe the subsequent events surrounding the prior receiver and the new receiver, in order to fully explain the evaluation made as of March 31, 2021. No changes have been made in this Amendment No. 1 to the financial statements filed with the annual original report.

This Amendment No. 1 continues to speak as of the date of the original Form 10-K for the year ended March 31, 2021, and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-K, or modified or updated those disclosures in any way other than as described in the preceding paragraphs. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-K made on September 28, 2021.

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

For the Fiscal Year Ending

March 31, 2021

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Earth Science Tech Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Earth Science Tech Corporation as of March 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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
September 28, 2021

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31 2021	March 31, 2020
ASSETS
Current Assets:
Cash	$16,161	$30,723
Accounts Receivable (net allowance of $101,404 and $101,404 respectively)	$6.108	$38,933
Prepaid expenses and other current assets	—	54
Inventory	21,739	63,348
Total current assets	44,008	133,058

Property and equipment, net	1,712	4,133

Other Assets:
Patent, net	—	—
Rou Asset	12,653	11,170
Deposits	6,191	6,191
Total other assets	18,844	17,361
Total Assets	$64,564	$154,552

LIABILITIES AND STOCKHOLDERS’S EQUITY

Current Liabilities:
Accounts payable	$173,994	$82,228
PPP Loan	$31,750	$—
PPP Loan 2	$31,215	$—
Isa Loan Advance	$49,980	$—
SBA EDIL. Loan	$106,800	$—
Accrued expenses	$234,319	$154,552
Accrued settlement	3,994,523	231,323
Interest Payable-Conv Notes-GHS	29,107	9,648
Interest Payable-Promissory Note-GHS	9,029	3,630
Convertible Note 1-GHS	—	76,927
Convertible Note 2-GHS	62,055	88,596
Convertible Note 3-GHS	88,825	88,525
Convertible Note 4-GHS	88,894	88,894
Convertible Note 5-GHS	88,710	55,000
Promissory Note-GHS	30,000	30,000
Lease Liability-Current	12,653	11,170
Notes payable - related parties	59,558	59,558
Total current liabilities	5,091,412	980,351
Total liabilities	5,091,412	980,351

Commitments and contingencies

Stockholders’ (Deficit) Equity:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 50,883,056 and 37,813,092 shares issued and outstanding as of March 31, 2021 and March 31, 2020 respectively	50,553	37,814
Additional paid-in capital	28,219,577	28,050,192
Accumulated deficit	(33,296,878)	(28,913,805)
Total stockholders’ (Deficit)Equity	(5,026,848)	(33,283,592)
Total Liabilities and Stockholders’ (Deficit) Equity	$64,564	$154,552

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2021	2020
Revenue	$140,902	$526,139
Cost of revenues	100,968	307,665
Gross Profit	39,934	218,474

Operating Expenses:
Compensation - officers	208,750	194,019
Officer Compensation Stock	—	142,590
Marketing	—	47,071
General and administrative	228,790	551,480
Donations	—	—
Loss on disposal of assets	—	—
Patent Impairment Expenses	—	—
Professional fees	26,535	30,991
Litigation Expense	3,763,200	—
Cost of legal proceedings	105,773	84,777
Research and development	9,000	76,113
Total operating expenses	4,342,048	1,127,041

Loss from operations	(4,302,114)	(908,567)

Other Income (Expenses)
Other income	407	26,351
Interest expense	(4,765)	(4,765)
Interest Expense-Convertible Note 1-GHS	(4,254)	(39,117)
Interest Expense-Convertible Note 2-GHS	(11,122)	(79,330)
Interest Expense-Convertible Note 3-GHS	(9,005)	(92,002)
Interest Expense-Convertible Note 4-GHS	(9,012)	(91,326)
Interest Expense-Convertible Note 5-GHS	(37,909)	(8,071)
Interest Expense-Promissory Note-GHS	(5,399)	(3,426)
Interest income	—	—
Total other income (expenses)	(81,059)	(291,686)

Net loss before income taxes	(4,383,173)	(1,200,253)

Income taxes	—	-

Net loss	$(4,383,173)	$(1,200,253)

Net loss per common share:
Loss per common share-Basic and Diluted	$(0.08)	$(0.03)

EARTH SCIENCE TECH. INC, AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

	Common Stock		Preferred Stock		Additional Paid-in	Accumalated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance March 31, 2019	52,205,400	$52,206	$5,200,000	$5,200	$27,449,487	$(27,713,552)	(206,659)

Common stock issued for cash	2,926,699	2,927			218,892		221,819
Common stock issued for services
Common stock issued for officer compensation	243,000	243			142,347		142,590
Common stock issued for employee compensation
Adjustment to 8/18/19 conversion rate on 237,993 shares issued to GHS					(59,498)		-
Common Stock cancellation-Majorca 1/24/20	(18,000,000)	(18,000)			18,000
Preferred Stock cancellation-Majorca 1/24/20			(5,200,000)	(5,200)	5,200		(5,200)
Common stock issued for Conversion on Note	437,993	438			133,258		133,696
BCF Intrinsic value on Convertible Note-GHS					142,506		142,506
Net Loss						(1,078,478)	(1,078,478)

Balance March 31, 2020	37,813,092	$37,814	$—	—	$28,050,192	$(28,792,030)	(704,024)

Common stock issued for cash	2,837,299	2,838	—	—	57,686	—	60,524
Common stock issued for services
Common stock issued for officer compensation	—	—			—		—
Common stock issued for employee compensation	—	—			—		—
Common stock issued for Conversion on Note	9,901,575	9,901			11,699		121,600
BCF Intrinsic value on Convertible Note-GHS					142,506		142,506
Net Loss						(4,353,753)	(4,353,753)

Balance March 31, 2021	50,551,966	$50,553	$—	—	$28,219,577	$(33,267,558)	(4,997,428)

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended March 31
	2021	2020
Cash Flow From Operating Activities:
Net loss	(4,383,173)	(1,200,253)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	—	142,590
Stock issued for services	—	—
Depreciation and amortization	2,421	7,229
Changes in operating assets and liabilities:
Increase/Decrease in deposits	—	—
Increase/Decrease in prepaid expenses and other current assets	32.879	82,401
Decrease/Increase in inventory	41,609	97,961
Increase in other assets	—	—
Increase in accrued settlement	3,763,200	—
Increase in accounts payable	346,378	351,152
Net Cash Used in Operating Activities	(196,686)	(518,620)

Investing Activities:
Purchases of property and equipment	—	—
Patent expenditures	—	—
Net Cash Used in Investing Activities	—	—

Financing Activities:
Proceeds from issuance of common stock	60,524	221,819
Proceeds from notes payable- related party	—	—
Proceeds from Convertible Note 1-GHS	121,600	200,000
Proceeds from Promissory Note- GHS	—	—
Repayment of advances from related party	—	—
Net Cash Provided by Financing Activities	182,124	421,819

Net Increase in Cash	(14,562)	(96,801)

Cash - Beginning of year	30,723	127,801
Cash - End of year	16,161	30,723

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

Note 8-Subsequent Events

None

ITEM 9A. CONTORLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS & PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s design and operations of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K/A. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Amended Annual Report, the Company’s disclosure controls and procedures were not effective, as of March 31, 2021 (the “Evaluation Date”), in ensuring that (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for accurate and timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, with our Company have been detected. As stated, management, including the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of March 31, 2021, were not effective. The conclusions are based upon the material weaknesses identified and discussed below in this Amended Annual Report filed on Form 10-K/A.

Management’s Annual Report on Internal Control Over Financial Reporting

Our disclosure controls and procedures contain components of our internal controls over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of the Evaluation Date. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 1992 (“COSO”) in Internal Control-Integrated Framework. The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act were not effective as of the Evaluation Date, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Each of the following is deemed a material weakness in our internal control over financial reporting:

● Limited or no segregation of duties and lack of multiple levels of supervision and review.

● No independent directors.

● Ineffective controls over financial reporting.

● Lack of controls over authorization related party transactions.

● Ineffective controls over the handling of conflicts of interest in interested party transactions.

● Lack of checks and balances in the design and operation of our disclosure controls and procedures.

Management believes that the material weaknesses set forth in the six items above ultimately did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods. More importantly, on the Evaluation Date supervision and review of the Company’s financial reporting and disclosure were ultimately under the sole control of the Company’s Receiver, Strongbow Advisors, Inc. and Robert L. Stevens (the “Receiver”), who also controlled the financial operations of the Company. While under control of that Receiver, the Receiver had terminated our Chief Executive Officer and our Chief Operating Officer had resigned (followed anecdotally by the resignation of our Chief Financial Officer, who resigned due to his disagreement with the Receiver on matters involving the financial reporting of invoices that the Receiver claimed were due to him that had not been reported in prior periods. This was brought on by our Chief Executive Officer, requesting information on Receiver’s fees that had not been disclosed and a claimed lack of transparency. A number of our shareholders intervened in the Nevada District Court in an attempt to have the Court compel the Receiver to disclose his fees that had not been disclosed and the Receiver produced statements purporting to show the fees that were due as unpaid uninvoiced administrative fees in the amount claimed due of nearly $1 million. These undisclosed yet claimed administrative fees purported to be for time worked from the time of his initial appointment through the present date despite the fact that the Receiver had paid himself in those prior periods and certified to our auditors that he was unaware of any other material financial information. Initially in the Court proceeding, the Receiver claimed these amounts were not material and the intervening shareholders disagreed. In addition to terminating our Chief Executive Officer, the Receiver effectively supplanted the board of directors, having complete authority and control over the Company including the right to terminate any and all employees, including the officers. Therefore, while the internal controls remained in place, there was no segregation of duties between the Receiver acting as the individual handling all financial decisions and operations (having complete authority over the operations of the Company), in one role and the Receiver acting in place of the board of directors, having authority over the officers, there was not a way for the Company’s management, notably its officers, to ensure that all material items were communicated to them and ultimately disclosed in its periodic and current reports due under the Exchange Act. Ultimately the Receiver, as the sole individual taking and exercising complete authority over the financial operations of the Company as well as responsibility for the internal controls and procedures over financial reporting and disclosure the six weaknesses listed were unavoidable. This was exacerbated by the fact that the Receiver had not been appointed in an adversarial proceeding where there would naturally be checks and balances operating at the level of the Nevada District Court. Rather, the Receiver was the only party to make status reports to the Court and management did not have an opportunity to object because the status reports were never provided, before or after filed with the Court. Even if they had been and management had objected, it would have been reliant on the Receiver providing the funding required to engage counsel to appear in Court and object. For the forgoing reasons, any internal controls and procedures were ineffective as of the Evaluation Date.

Management’s Remediation Initiatives

While these actions are subsequent to the Evaluation Date, management believes that they are significant enough to warrant discussion in this Annual Report filed on Form 10-K/A. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, as part of the intervening shareholders judicial action, Chief Executive Officer and the intervening shareholders, sought to have, and were successful in moving the Court to dismiss and remove Stevens and Strongbow as receiver, replacing them with Crisis Management, Inc., and William A. Leonard, Jr. as the successor receiver (the “Successor Receiver”). Upon judicial appointment, the Successor Receiver re-appointed the Company’s board of directors, its Chief Executive Officer and Chief Financial Officer pursuant to the same Court Order dated August 27, 2021. Under this new order of appointment and the aforementioned reappointments by the Successor Receiver, the officers and directors of the Company resumed their management roles, under the supervision of the Successor Receiver and the Court. In addition, the Successor Receiver was directed to work with management to implement managements plan of reorganization and to conclude the receivership; whereupon, management will resume full control of the Company. One of the Courts directives was that the Successor Receiver evaluate the statement/invoice submitted to the Court by Stevens and to make a determination as to the reasonableness of the claimed amounts as well as their validity. In so doing, the Successor Receiver concluded, among other things, that Receiver should not be allowed to collect the sums he claimed due. One of the concerns management had was if the Receiver’s statement/invoice for approximately $1 million in fees for putative work he was claiming had been performed during and throughout the time of his appointment as Receiver was in fact valid, that the Company would be required to restate each period’s financial statements to include those previously uninvoiced amounts claimed due. However, because the Successor Receiver concluded that these added amounts that were newly invoiced weren’t for work actually performed and should not be paid by the receivership estate, there was ultimately not a need to restate the Company’s financial statements as previously stated in the Current Report filed with the Commission, on June 4, 2021, on Form 8-K. Therefore, the underlying basis for filing that Current Report was determined not to exist after further independent evaluation by the Successor Receiver. The appointment of the Successor Receiver has remedied the most prominent of the Company’s weaknesses in its internal controls and disclosure controls and procedures. The following weaknesses remain, a lack of segregation of duties, no independent directors and lack of controls over financial reporting. Our immediate financial position prevents us from engaging additional personnel and expertise necessary to fully address the remaining weaknesses, we plan to initiate the following series of measures once we have the financial resources to do so:

We expect to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to an audit committee resulting in a fully functioning audit committee, which will undertake the oversight in the establishment and monitoring of required internal controls and procedures, such as reviewing and approving estimates and assumptions made by management and we will do so when sufficient funds are available to us.

Management believes that the appointment of outside directors to a fully functioning audit committee, would remedy the lack of a functioning audit committee. The lack of segregation of duties is a function of a small number of employees that are on staff and this simply requires additional personnel who will be added as the Company’s operations require and its finances allow.

Changes in Internal Control Over Financial Reporting

With the exception of the removal and dismissal of the Receiver and judicial appointment of the Successor Receiver described above, there were no changes in our internal controls over financial reporting that occurred during the period covered by this report, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RECEIVER FOR EARTH SCIENCE TECH, INC. CASE NO. A-18-784952-C CRISIS MANAGEMENT, INC.

Dated: February 22, 2022	By:	/s/ William A. Leonard
William A. Leonard

	Its:	Receiver

EARTH SCIENCE TECH, INC.

Dated: February 22, 2022	By:	/s/ Nickolas S. Tabraue
Nickolas S. Tabraue, under the supervision and direction of William A. Leonard Jr. and Crisis Management, Inc., receiver for Earth Science Tech, Inc. Case No. A-18-784952-C

	Its:	CEO and Director

