Form 10-Q
period 2021-12-31
Earth Science Tech, Inc.
filed 2022-04-28
CIK 1538495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

As of April 25, 2022, there were 54,783,056 shares of registrant’s common stock outstanding.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2021	2021
ASSETS
Current Assets:
Cash	$10,586	$16,161
Accounts Receivable(net allowance of $3,520 and $101,404 respectively )	$—	$6,108
Prepaid expenses and other current assets	—	—
Inventory	15,094	21,739
Total current assets	25,680	44,008

Property and equipment, net	—	1,712

Other Assets:
Patent, net	—	—
Rou Asset	—	12,653
Deposits	—	6,191
Total other assets	—	18,844
Total Assets	$25,680	$64,564

LIABILITIES AND STOCKHOLDERS’S EQUITY

Current Liabilities:
Accounts payable	$212,134	$173,994
PPP Loan	31,750	31,750
PPP Loan 2	31,215	31,215
Issa Loan Advance	50,000	49,980
SBA EDIL Loan	105,669	106,800
Accrued expenses	$276,357	$234,319
Accrued settlement	585,886	3,994,523

Interest Payable-SBA EDIL Loan	3,126	0
Interest Payable-ConvNotes-GHS	48,118	29,107
Int Payable-Promissory Note-GHS	13,098	9,029

Convertible Note 2-GHS	42,072	62,055
Convertible Note 3-GHS	88,825	88,825
Convertible Note 4-GHS	88,894	88,894
Convertible Note 5-GHS	88,710	88,710
Convertible Note 6-GHS	55,000	—
Promissory Note-GHS	30,000	30,000
Lease Liability Current	—	12,653
Notes payable - related party	59,558	59,558
Total current liabilities	1,810,412	5,091,412
Long Term Liabilities

Total liabilities	1,810,412	5,091,412

Commitments and contingencies	-

Stockholders’ (Deficit) Equity:

Common stock, par value $0.001 per share, 75,000,000 shares authorized; 53,351,966 and 50,551,966 shares issued and outstanding as of December 31, 2021 and March 31, 2021 respectively	53,353	50,553
Additional paid-in capital	28,254,952	28,219,577
Accumulated deficit	(30,093,037)	(33,296,978)
Total stockholders’ (Deficit)Equity	(1,784,732)	(5,026,848)
Total Liabilities and Stockholders’ (Deficit) Equity	$25,680	$64,564

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020

Revenue	$3,997	$23,929	$13,942	$122,560
Cost of revenues	2,467	16,013	7,544	77,254
Gross Profit	1,530	7,916	6,398	45,306

Operating Expenses:

Compensation - officers	30,846	52,048	46,058	172,423
Officer Compensation Stock	—	—	—	—
Employee Compensation Stock	—	—	—	—
Marketing	—	—	—	5,455
General and administrative	61,526	30,818	99,035	179,235
Professional fees	5,165	6,500	6,065	14,555
Loss on disposal of assets	—	—	1,712	—
Bad Debt Expense	4,944	—	4,944	—
Cost of legal proceedings	—	—	7,267	13,275
Litigation Expense	—	—	—	3,763,200
Research and development	—		—	9,000
Total operating expenses	102,481	89,366	165,081	4,157,143

Loss from operations	(100,951)	(81,450)	(158,683)	(4,111,837)
Other Income (Expenses)
Other Income	—	13,386	3,408,930	13,386
Interest expense	2,452	(1,191)	(8,040)	(3,573)
Int Exp-Convertible Note 1-GHS	—	(477)	—	(4,154)
Int Exp-Convertible Note 2-GHS	1,075	(2,264)	(4,041)	(6,768)
Int Exp-Convertible Note 3-GHS	2,270	(2,270)	(6,785)	(6,785)
Int Exp-Convertible Note 4-GHS	2,271	(2,271)	(6,789)	(6,789)
Int Exp Promissory Note 5-GHS	2,267	(32,895)	(6,776)	(35,961)
Int Exp Promissory Note 6-GHS	1,406	—	(7,812)	—
Interest Expense-Promissory Note-GHS	1,361	(1,361)	(4,068)	(4,068)
Interest Expense-SBA Loan	995	—	(1,995)	—
Interest income	—	—	—	—
Total other income (expenses)	14,097	(29,793)	3,362,624	(54,442)

Net loss before income taxes	(115,048)	(110,793)	3,203,941	(4,166,279)

Income taxes	—	—	—	—

Net loss	$(115,048)	$(110,793)	$3,203,941	$(4,166,279)

EARTH SCIENCE TECH. INC, AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THREE MONTHS ENDED December 31, 2021 AND 2020

	Common Stock		Preferred Stock		Additional Paid-in	Accumalated
Description	Shares	Amount	Shares	Amount	Capital	Deficit		Total
Balance September 30, 2020	42,150,391	$42,152	$—	—	$28,137,878	$(32,969,291)		(4,789,261)

Common stock issued for cash	—	—	—	—	—	—		—
Common stock issued for services	-
Common stock issued for officer compensation	—	—			—			—
Common stock issued for employee compensation	—	—			—			—
Common stock issued for Conversion on Note	3,500,000	3,500			39,611			43,111
Net Loss						(110,793)		(110793)

Balance December 31, 2020	45,650,391	$45,652	$—	—	$28,177,489	$(33,080,084)		(4,856,943)

Common stock issued for cash	—	—	—	—	—	—		—
Common stock issued for services	—
Common stock issued for officer compensation	—	—			—			—
Common stock issued for employee compensation	—	—			—			—
Common stock issued for Conversion on Note	4,901,575	4,901			42,088			46,989
Net Loss						(216,894)		(216,894)

Balance March 31, 2021	50,551,966	$50,553	$—	—	$28,219,577	$(33,296,978)		(5,026,848)

Common stock issued for cash	—	—	—	—	—	—		—
Common stock issued for services	—
Common stock issued for officer compensation	—	—			—			—
Common stock issued for employee compensation	—	—			—			—
Common stock issued for Conversion on Note	2,300,000	2,300			25,875			28,175
Net Loss						(22,410)		(22,410)

Balance June 30, 2021	52,851,966	$52,853	$—	—	$28,245,452	$(33,319,388)		(5,021,083)

Common stock issued for cash	—	—	—	—	—	—		—
Common stock issued for services	—
Common stock issued for officer compensation	—	—			—			—
Common stock issued for employee compensation	—	—			—			—
Common stock issued for Conversion on Note	—	—			—			—
Net Loss						3,341,399		3,341,399

Balance September 30, 2021	52,851,966	$52,853	$—	—	$28,245,452	$(29,977,989)		(1,679,684)

Common stock issued for cash	500,000	500	—	—	9,500	—		10,000
Common stock issued for services	—
Common stock issued for officer compensation	—	—					-
Common stock issued for employee compensation	—	—			—			—
Common stock issued for Conversion on Note	—	—
Net Loss						(115,048)		(115,048)

Balance December 31, 2021	53,351,966	$53,353	$—	—	$28,254,952	$(30,093,037)		(1,784,732)

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine	For the Nine
	Months Ended	Months Ended
	December 31, 2021	December 31, 2020
Cash Flow From Operating Activities:
Net loss	3,203,941	(4,166,279)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	—	—
Stock issued for services	—	—
Intrinsic value of Conv Notes-Addtl Paid-in-Capital	—	—
Depreciation and amortization	—	2,080
Changes in operating assets and liabilities:
Increase/Decrease in deposits	6,191	—
Increase/Decrease in prepaid expenses and other current assets	18,761	16,627
Decrease/Increase in inventory	6,644	19,645
Increase in other assets	—	—
Increase in accrued settlement	(3,408,637)	3,763,200
Increase in accounts payable	127,638	208,901
Net Cash Used in Operating Activities	(45,462)	(155,826)

Investing Activities:
Purchases of property and equipment	1,712	—
Patent expenditures	—	—
Net Cash Used in Investing Activities	1,712	—

Financing Activities:
Proceeds from issuance of common stock	38,175	60,524
Proceeds from notes payable- related party	—	—
Proceeds from Convertible Notes	—	74,611
Intrinsic value of Conv Notes-Addtl Paid-in-Capital	-
Officer Compensation Stock	-
Repayment of advances from related party	—	—
Net Cash Provided by Financing Activities	38,175	135,135

Net Decrease in Cash	(5,575)	(20,691)

Cash - Beginning of year	16,161	30,723
Cash - End of year	10,586	10,032

EARTH SCIENCE TECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(UNAUDITED)

Note 1 — Organization and Nature of Operations

Earth Science Tech, Inc. (“ETST” or the “Company”) was incorporated under the laws of the State of Nevada on April 23, 2010. ETST has recently changed its immediate focus from researching and developing innovative hemp extracts and making them accessible worldwide and its plans to be a supplier of high-quality hemp oil enriched with high-grade CBD. Its primary goal previously was to advance different high quality hemp extracts with a broad profile of cannabinoids and additional natural molecules found in industrial hemp and to identify their distinct properties. Initially our missions were to educate the public on the many and varied nutritional and health benefits of CBD-rich hemp oil, to optimize purity in formulation, and to find new product delivery systems, methods and protocols. With the decline in CBD sales due to the number of factors described in the Registrant’s periodic report filed with the SEC on Form 10-K for the period ending March 31, 2021, we determined that the most efficient means to increase shareholder value was the acquisition of a complimentary business that would bring revenues sufficient to support its own operations, that would also allow the business to expand and for the Company to rebuild its CBD business. The opportunity that the Company is currently pursuing is the acquisition of JBC Medical Equipment, Inc. together with RxCompoundStore.com, LLC. and Peaks Curative, LLC. The acquisition of all three businesses would give the Company the ability to cross-sell among the businesses, as well as our current customers. There are also some opportunities that the Company identified with these companies that have reached an inflection point with revenue that allocating minimal incremental expenses in certain product offerings should result in more significant increases in revenue and earnings. The corporate strategy currently is to develop the acquisition plan, structure and terms while the Company’s receivership is wound down so that when it emerges from receivership, it is in a position to execute on the planned acquisitions. As the Company assimilates the new businesses into its operations, it plans to work to raise additional capital necessary to expand on the existing operations and to capitalize on their synergistic opportunities that provide the greatest immediate return on investment (i.e., “picking the low hanging fruit”), then to continue capitalizing on the opportunities among the companies and to rebuild its CBD sales. Finally, it plans to license its Hygee product to a third party, if it is able to negotiate terms that are acceptable.

On or about November 3, 2021 the Company entered in to an agreement for the purchase of RxCompoundStore.com, LLC and Peaks Curative, LLC through the purchase of 100% of the outstanding equity securities both entities. Under the terms of the transaction, the Seller agreed to exchange one Hundred (100) RxCompound Units and One Hundred (100) Peaks Units in exchange for 3,000,000 shares of the Company’s common stock together with $300,000 in cash. The transaction is structured in a way that allows the Buyer to raise the $300,000 cash component of the purchase price over time as it seeks and received additional funding. The cash component is managed separately, and under the terms of the Agreement, $0.50 of every $1.00 raised by the Company shall be held in escrow until the full $300,000 can be paid in full (unless the Seller waives and postpones the right to immediate payment as the Company is raising capital) at which time the parties will officially close the acquisition. The Company has until 12/31/2022 to raise the funds required to close the transaction. In addition to the Buyer’s payment of $300,000 as a condition to Closing, the Seller has its own deliverables that are conditions to Closing. For example, the Seller is required to deliver an audit that will allow the Company to prepare and file a current report on Form 8-K, there is also an Small Business Administration (“SBA”) loan that the Seller personally guaranteed that is secured by the assets of RXC, prior to Closing on the acquisition of RXC and PCL, the Seller will either be required to pay the loan off or the Company will need to consent if the change in ownership of RXC and PCL following Closing and if the SBA does not approve a change of control or if the terms, as they exist, will be detrimental to the Company existing loan agreements or collateral or if SBA requires changes to the loan agreement that has a negative impact on the Company, then the Seller would need to pay off and retire the SBA loan prior to Closing if the Company does not agree to proceed to Closing because of the negative impact the loan would have on the Company.

(“RXC”) is a compounding pharmacy licensed in the States of New York and Florida and registered with the Drug Enforcement Agency (“DEA”) to sell Schedules II and III controlled medications. RXC has focused on men’s health, specifically medical products directed at treating erectile dysfunction (“ED”) such as Tadalafil, and Sildenafil Citrate (generic names for Cialis and Viagra, respectively) and others, compounded into capsules, tablets. Its flagship product(s) are based on a proprietary formulation for men’s ED medications in the form of gummies. Currently RXC is not certified for and does not have sterile facilities that would allow it to offer medications that can be injected such as testosterone, HCG, TriMix or peptides. However, it had already planned on becoming a sterile compounding pharmacy and was working toward it when the Company entered into the definitive agreement to acquire RXC and PCL. The timing was ideal because management believes the Company was able to acquire RXC for significantly less than it would have been valued at if it already had a sterile certified facility built and in operation. However, RXC is close to that point and having the plan and path established and ready to implement, the time required to build and have the sterile facility certified will be substantially shorter than it would have been when RXC first began exploring the various requirements. RXC will work with Peaks Curative, LLC. to fill prescriptions for the customers that Peaks refers. RXC will be able to expand by seeking licenses as a pharmacy in additional states and plans to work with Peaks in determining which states represent the opportunities and in order of priority.

Peaks Curative, LLC.

(“PCL”) was established as a marketing company initially to market men’s ED products directly to potential patients, however the Company plans to expand the products offered to include those that RXC can prepare and sell. PCL is what is known as a “telemedicine referral site” facilitating asynchronous consultations for branded compound medications prepared at RXC. For Example, men that respond to ads for ED gummies are referred to licensed medical professionals who determine eligibility by questionnaires completed by the prospective patient. By the answers provided, the doctor determines if the prospective patient can safely take the medication and meet that he meets the requirements. Having determined that he meets the requirements and can safely use the medication, the doctor will then send in a prescription to RXC, who, in turn will fill and send the gummies or other medication to the customer/patient. Since RXC is only licensed in Florida and New York, PCL will not target its marketing efforts in other states unless it establishes a referring relationship with pharmacies in other states where RXC does not intend to seek licensure as a compounding pharmacy. As RXC expands the products it wants to focus on, PCL will develop campaigns to drive sales for those products.

Shortly after entering into the purchase agreement with RxCompoundstore.com and Peaks Curative, the Company shifted from formulating and selling CBD products to formulating pharmaceutical products and topicals for sale through its accounts and the telemedicine platform of Peaks Curative. The Company anticipates launching Peaks Curative by the period ending June 30, 2022. The Company will design and produce enhanced pharmaceutical compounded products through RxCompoundStore.com, LLC to distribute through its physician ordered accounts, along with generic erectile dysfunction and other sexual health prescription items through Peaks Curative. The Company intends to create and provide high quality prescription products for its physician accounts, while offering unique ED and sexual enhancement products through its telemedicine platform.

The Company plans to offer a wide selection of health and nutrition products online and through clinics and pharmacies. In particular, the Company intends to continue with its plans to move its compounding pharmacy to a larger facility thereby positioning itself to maximize efficiencies once the telemedicine platform is launched. In addition to the larger facility, the Company plans to build a sterile facility so that injectable products may be compounded and sold. Our current product selection includes many high-quality ingredients to formulate and fulfill prescriptions when ordered, and includes our proprietary Tadalafil Gummies.

Note 2 — Summary of Significant Accounting Policies

Basis of presentation

The Company’s accounting policies used in the presentation of the accompanying consolidated financial statements conform to accounting principles generally accepted in the United States of America (“US GAAP”) and have been consistently applied.

Principles of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiaries. The subsidiaries include, Nutrition Empire, Inc., Cannabis Therapeutics, Inc. and Earth Science Pharmaceutical Inc. Earth Science Foundation, Inc. is a non-profit favored entity of the Company focused on developing its role as a world leader in the CBD space, expanding its work in the pharmaceutical and medical device sectors. After the conditions to Closing have been met, RxCompoundStore.com, LLC., Peaks Curative, LLC will also be wholly owned subsidiaries of the Company.

Earth Science Pharmaceutical (“ESP”) is a wholly-owned subsidiary of ETST was committed to the development of low cost, non-invasive diagnostic tools, medical devices, testing processes and vaccines for sexually transmitted infections and/or diseases. ESP’s operations have been suspended while the Company restructures to maximize all efforts in the best interest to its shareholders.

Cannabis Therapeutics, Inc. (“CTI”) is a wholly-owned subsidiary of ETST poised to take a leadership role in the development of new, leading-edge cannabinoid-based pharmaceutical and nutraceutical products. CTI is invested in research and development to explore and harness the medicinal power of cannabidiol. The company is focused on developing treatments for breast and ovarian cancers, as well as two generic CBD based pharmaceutical drugs, although it too has suspended operations in an effort to focus on opportunities that management has determined will drive revenue faster than the Company’s CBD business.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2021, the Company has not recorded any unrecognized tax benefits.

Interest and penalties related to liabilities for uncertain tax positions will be charged to interest and operating expenses, respectively. The Company has net operating loss carry forwards (NOL) for income tax purposes of approximately $6,150,613. This loss is allowed to be offset against future income until the year 2039 when the NOL’s will expire. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the substantial losses incurred through December 31, 2021. There was no change in the valuation allowance for the periods ended December 31, 2021 and 2020.

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

As of December 31, 2021 the Company has no warrants that are anti-dilutive and not included in the calculation of diluted loss per share.

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

Stock based compensation

The Company follows ASC 718 in accounting for its stock-based compensation to employees. These standard states that compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company values stock-based compensation at the market price of the Company’s common stock as of the date in which the obligation for payment of service is incurred.

The Company accounts for transactions in which service are received from non-employees in exchange for equity instruments based on the fair value of the equity instrument exchanged in accordance with ASC 505-50.

Property and equipment

Property and equipment are recorded at cost net of accumulated depreciation. Depreciation is computed using the straight-line method based upon the estimated useful lives of the respective assets as follows:

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

Intangible Assets

In October 2014, the Company acquired a patent that is being amortized over its useful life of fifteen years in accordance with ASC 350, “Intangibles - Goodwill and Other”. The Company purchased the patent through a cash payment of $25,000. Additionally, the Company capitalized patent fees of $26,528. The Company’s balance of intangible assets on the condensed consolidated balance sheet net of accumulated amortizations $0 and $0 as of March 31, 2020 and March 31, 2021,

Reclassification

Certain amounts from the prior period have been reclassified to conform to the current period presentation.

Note 3 — Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2021, the Company had negative working capital, an accumulated deficit of $30,093,037 and although the receiver intends to restructure them, the Company was in default on all of its notes payable,. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Related Party Balances and Transactions

Kannabidioid, Inc. is currently in development stage and has had no related party revenue from Earth Science Tech, Inc. for the three months ended December 31, 2021.

On January 11, 2019, Robert Stevens was appointed by the Nevada District Court as Receiver for the Company in Case No. A-18-784952-C. As approved by the Nevada District Court, Strongbow Advisors, Inc., an entity controlled by Robert Stevens (“Strongbow”), is compensated at a rate of $400 per hour for his services as the Company’s Receiver. During the six months ended December 31, 2021, $0 has been paid to Strongbow as compensation for Mr. Stevens’ services as the Company’s Receiver., this is due to the judge ordering the Receiver not being allowed to compensate Strongbow Advisors, Inc. throughout the intervenor litigation that subsequently led to Robert Stevens being discharged an ordered out of the Company on August 27, 2021 (See Note 6 Commitments and Contingencies, Legal Proceedings).

The Seller and current owner of RxCompoundStore,com, LLC and Peaks Curative, LLC is Mario Tabraue, the brother of our CEO, Nickolas S. Tabraue. Although strictly speaking, the acquisition was negotiated in an arms-length transaction and both the Company and Mario Tabraue had separate counsel, each of whom contributed to the acquisition agreement. The Company’s Board of Directors, the Company’s Management and the Successor Receiver all concluded that the purchase price, consisting of 3 million shares of ETST common stock and $300,000, was a fair and reasonable purchase price and that, given the various liabilities that ETST may exit receivership owing and the various legacy issues and the associated risks, the value the two acquisition targets represent is in all likelihood substantially greater than the purchase price would otherwise suggest, although there is not an accurate method to determine its value to a company that is in the position that this Company finds itself.

Note 5 – Stockholders’ Equity

During the three months ended December 31, 2021 and 2020, the Company issued 500,000 and 3,500,000 common shares for an aggregate sales price of $10,000 and $43,111.25 respectively.

As part of the acquisition of RxCompoundStore.com, LLC and Peaks Curative, LLC, the agreement calls for the issuance of 3 million shares of the Company’s common stock (in addition to $300,000 in cash). Half of the 3 million shares or, 1.5 million shares were to be issued upon signing and 1.5 million shares were to be issued into escrow upon signing of the agreement, to be released and transferred to the Seller on Closing. As of December 31, 2021, none of the shares had been issued and therefore since issuance is an obligation of the Company, the obligation to issue the shares is and will be carried on the Company’s books and records as a liability in the of 3 million shares issuable as an advance payment for 100 membership units of RXC and 100 membership units of PCL. Like the 1.5 million shares due to Escrow, the RXC and PCL membership units should have been transferred by the Seller into Escrow but were not as of December 31, 2021. The membership units, prior to closing will be recognized as an investment in two companies and until Closing there will be a “RXC Units Receivable” and a “PCL Units Receivable” account that represents the assets due to the Company on Closing. Similarly, $300,000 will be a payable against the acquisition of the two LLC’s, part for RXC Units and part for PCL Units. So, the shares are carried at the closing price of the Company’s common stock on November 3, 2021 ($0.022), along with the $300,000 payable to the Seller as additional consideration for the RXC and PCL Units, part of the cash amount payable for the purchase of the two LLC’s is recorded against one of the LLC’s and the balance against the other LLC. Thus, the aggregate purchase price of the RXC Units and PCL Units is the value of 3 million shares of ETST common stock at the market close on November 3, 2021 or $66,000 together with $300,000 payable in cash or a total of $366,000. Management intends to follow through with placing shares in Escrow as well as issuing the shares to the Seller. Similarly, the Seller plans to transfer the RXC Units and PCL Units into Escrow as well, pending Closing.

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

On January 27, 2020 Earth Science Tech, Inc., a Nevada corporation (the “Company”) reached a confidential settlement with Majorca Group, Ltd (“Majorca”). The Receiver will withdraw its motion for injunction over the Majorca common and preferred shares. The Settlement Agreement provides that Majorca Group, Ltd. and all relevant parties will, within 10 days of execution of the settlement agreement, return 18,000,000 common shares and 5,200,000 Series A Preferred Stock held by Majorca for cancellation. The Series A Preferred Stock class was initially going to be returned to treasury and then reissued to Nickolas S. Tabraue. However, the prior receiver never reissued the shares and claimed to have cancelled the shares completely as a class. However, that was not done either, the 5,200,000 shares were canceled by agreement with Majorca and as the articles of incorporation and / or a certificate of designation for the Series A Preferred Stock was not amended or canceled by amendment or in any other manner canceled, changed or eliminated as a class with such change recorded with the Nevada Secretary of State, it was therefore not canceled and instead simply returned to the treasury. The remaining 6,520,000 common shares held by Majorca is subject to lockup agreement and sales may only be made pursuant to a limited strict bleed-out agreement administered by a third party as part of what is commonly referred to in the financial services industry as a “10b-5 Plan”.

On January 19, 2021, one of the Company’s largest shareholders served and filed a notice of motion and motion to intervene against Robert L. Stevens and Strongbow Advisors, Inc. (individually or collectively referred to as “Receiver”) this action was later joined by additional shareholders representing approximately 33% of the issued and outstanding shares of the Company at that time. This motion to intervene, at its heart, was based upon and resulted from, what the interveners saw as, a lack of transparency by the Receiver. What was filed was initially based upon concerns of Mr. Stevens’ lack of transparency. However, as the matter progressed in court, additional concerns arose and on August 27, 2021, Stevens and Strongbow were discharged and removed; and Crisis Management, Inc. and its CEO, William A. Leonard, Jr., were appointed to replace them as Receiver, by the Nevada District Court. Mr. Leonard is currently reviewing various matters, including past invoices presented by Stevens, as well as his conduct during the time he acted as Receiver for the Company . In addition, Mr. Leonard is reviewing the transactions and conduct of certain individuals and entities with whom the prior Receiver had an established relationship prior to his appointment as Receiver for the Company. In particular, Mr. Leonard is reviewing those individuals and entities that derived benefits working with the prior Receiver at the Company’s expense. The outcome of this review is uncertain at this time and a wide number of outcomes is possible.

The Company is now optimistic that it will be able to emerge from receivership under the new Receiver, in a reorganized position that will allow it to proceed with the acquisitions of the three entities. Combined, these entities present a larger opportunity to realize the synergies that they have among themselves and in so doing, the Company believes it will be possible for shareholder value to increase at a faster rate than would otherwise be possible with only its CBD business and licensing of its medical device, Hygee, The Company executed a joint letter of intent with three entities involved in the durable medical equipment, retail sales and compounding pharmacy businesses with the objective of negotiating the final terms of a transaction that will result in the Company’s acquisition of these entities. Thereafter, on November 3, 2021, the Company and the owner of RxCompoundStore.com, LLC and Peaks Curative, LLC entered into and executed a definitive agreement for the Company’s acquisition of the two LLC’s. See Note 1 for a description of each of these entities and the terms of the acquisition.

On August 30, 2021, the Company reached a settlement with Cromogen for $585,885 in a month-to-month payment plan starting January 1, 2022, having the initial payment of $45,000 and $10,000 each month followed with the final payment set on December 1, 2026. If the Company had been able to pay the settlement entirely prior to January 1, 2022 commencement, a $85,885 reduction will take place having the settlement be $500,000. If the Company defaults on Cromogen’s settlement, a confession of judgement will be executed for the amount of $970,000, representing the total amount of Cromogen’s unsecured claims, less any amount paid by the Company, plus costs and attorney fees incurred to obtain the enforce of judgement. As of the month of December Cromogen’s settlement terms were being renegotiated due to the additional time it is taking to complete the receivership. It is taking longer than originally planned due in part to, Mr. Stevens protracted settlement negotiations. The Company plans to reach renegotiated payment terms with Cromogen along with the other creditors under terms that best fit with the Company’s plan of operations and anticipated funding, with payments commencing after a few weeks following completion of the receivership.

Following the discharge and removal of Robert L. Stevens and Strongbow Advisors, Inc., the successor Receiver, William A Leonard, Jr., of Crisis Management, Inc., undertook the investigation of the former receiver, looking specifically at his actions, practices, and evidence produced in support of his claims for additional fees. The successor receiver then issued his report evaluating Mr. Stevens additional claims for fees and found that no outstanding fees were due. The court had set an evidentiary hearing scheduled for mid-January 2022 to consider the successor Receiver’s conclusions, with respect to the former Receiver’s potential culpability and resulting liability to the Company for actions he took acting as Receiver of the Company. However, this was extended until March, 2022 and may be further extended if the Company is unable to reach settlement and otherwise come to agreement with various parties who claim they are owed money.

Lease Agreements

On August 31, 2021, the Company entered into an agreement with JCR Medical Equipment, Inc., a Florida Corporation to lease a 1,000 square foot facility consisting of office and warehouse space that is a part of its 13,000/sq. ft. facility located at 10650 NW 29th Terrace Doral, FL 33172 . JCR Medical Equipment, Inc. is part of the Company’s two-part acquisition plan described in the Company’s current report filed with the Commission on Form 8-K on September 10, 2021. The Company on or about November 3, 2021 entered into an agreement to acquire both RxCompound and Peaks and the Company plans to relocate its facility to RxCompound’s in early 2022 after securing a larger location (currently under negotiation ).

Entry into Acquisition Agreement

As the first part of its acquisition plan described in the Company’s current report filed with the Commission on Form 8-K on September 10, 2021, on November 3, 2021 the Company entered into an agreement to acquire RxCompoundStore.com, LLC a Florida limited liability company and Peaks Curative LLC, a Florida limited liability company. As stated in its current report filed with the Commission on November 8, 2022, the acquisition of the two companies is the first step in the two-stage strategic acquisition plan that the Company has developed in its commitment to increase and maximize shareholder value. The acquisition of the two entities was structured as an acquisition of 100% of the limited liability company membership interests (or membership units) of each entity. There are two conditions to closing that must be met or waived prior to closing on the RxCompound and Peaks acquisition. These are, the delivery of the PCAOB Audits from the two entities that are required in order for Company to prepare and file its Form 8K with Form 10 type information, also known as a “Super 8-K.”

The Seller also has an existing loan from the Small Business Administration (“SBA”) in the amount of approximately $100,000 that is secured by the assets of RxCompound and the Seller’s personal guarantee. As a condition to closing, the Seller has an obligation to satisfy it in full and if satisfaction is to take place over time (and the Company agrees), then the Seller is required to secure the SBA’s approval to transfer ownership of the LLC’s without triggering any “due on transfer” or “change of control” provisions. In addition, if the SBA allows the change in control, it will continue to have a security interest in RxCompound and payments made by the Company will be treated as “payments to officer” and managed as part of Mario Tabraue’s compensation, reducing cash or equity compensation to which he may otherwise be entitled. Alternatively, if the parties agree, the assumption could be credited toward the $300,000 cash portion of the acquisition. The SBA loan must be addressed by Seller prior to closing such that,

a.) Seller pays the entire balance and any accrued interest due there on, or

b.) Seller secures SBA’s consent to transfer ownership without any changes as long as the terms don’t adversely affect the Company’s existing loans or,

c.) Seller secures SBA’s consent to transfer ownership, and if there are any required changes that adversely affect the Company, the Company the Company must agree to the changes or otherwise waive the Seller’s obligation to satisfy the loan.

d.) Stated another way, if the SBA refuses to give consent to transfer of ownership or the terms, “as is”, negatively affect the Company’s existing loans, or changes are required by the SBA in order for them to consent to transfer of control and the Company does not accept them, then the Seller’s only way to satisfy this provision prior to closing is to pay the balance of the loan and any accrued interest in full prior to closing.

Escrow Commitment and Contingency

Note 7 — Balance Sheet and Income Statement Footnotes

Accounts receivable represent normal trade obligations from customers that are subject to normal trade collection terms, without discounts or rebates. If collection is expected in one year or less they are classified as current assets. If not, they are presented as non-current assets. Notwithstanding, these collections, the Company periodically evaluates the collectability of accounts receivable and considers the need to establish an allowance for doubtful debts based upon historical collection experience and specifically identifiable information about its customers. As of December 31, 2021, the Company had allowances of $3,520. The Company used an allowance of 40% of receivables over 90 days to charge bad debt expense.

As of December 31, 2021, ROU Asset was $0 and Lease Liability-Current was $0.

Accounts payable are obligations to pay for goods and services that have been acquired in the ordinary course of business from suppliers. Accounts payable are classified as current liabilities if payment is due within one year or less (or in the normal operating cycle of the business if longer). If not, they are presented as non-current liabilities

Accrued expenses of $276,357 as of December 31, 2021 mainly represent, $135,000 of accrued payroll for Michele Aube, $102,000 in payroll and $8,000 in reimbursements for Nickolas S. Tabraue, and the remainder for of accrued interest on related Notes Payable..

General and administrative expenses were $61,526 and $30,818 for December 31, 2021 and 2020 respectively. For the three months ended December 31, 2021, the majority was for the Company’s remaining balance due to audit and review related expenses. We recently learned that the former Receiver removed expenses from the Company’s books and records and while we are attempting to identify those that were removed so that they can be entered as they either previously had been or as they should have been but it is possible that there may be parties that are owed more than we have recorded. Therefore, if we discover items that were removed, we will address those issues upon discovery.

Professional fees were $5,165 for the three months ended December 31, 2021.

Legal expenses were $15,000 for the three months ended December 31, 2021 as part of the Company’ monthly arrangement with counsel for SEC reporting.

Research and development were $0 for the three months ended December 31, 2021.

Interest expense was $2,452 and $(1,191) for three months ended December 31, 2021 and 2020. Interest expense for three months ended December 31, 2021 was mainly due to Convertible Notes-GHS.

Note 8 — Subsequent Events

Revolving Promissory Note issued January 28, 2022 for cash received $50,000 will accrue at a rate of 5% on a 360-day year. Maturity date January 23, 2023. The Revolving Promissory Note from Issa El-Chelkh’s $250,000 revolving credit agreement issued on August 31, 2021 now holds $200,000 in remaining credit.

Convertible Note Mario Portela issued February 3, 2022 for cash received $25,000, face amount $27,500 will accrue at a rate of 8% on a 360-day year. Maturity date is July 28, 2023.

On February 14, 2022, 500,000 shares were issued to an existing share holder since 2018 at $0.02 a share for s total amount of $10,000.

On March 31, 2022 the Company was notified that its PPP loan forgiveness application was approved for the promissory note dated February 12, 2021 in the total amount of $31,215, no interest or principal payments will ever be required as the SBA has paid-off your loan in full .

Revolving Promissory Note issued April 1, 2022 for cash received $200,000 will accrue at a rate of 5% on a 360-day year. Maturity date January 23, 2023. The Revolving Promissory Note from Issa El-Chelkh’s $250,000 revolving credit agreement issued on August 31, 2021 now holds $0 in remaining credit.

On April 21, 2022 the Company was notified that its PPP loan forgiveness application was approved for the promissory note dated April 30, 2020 in the total amount of $31,750,, no interest or principal payments will ever be required as the SBA has paid-off your loan in full ..

On April 21, 2022, the Company amended its Articles of Incorporation ti increase the number of authorized shares of common stock of the Company to 750,000,000 shares and designated 1,000,000 shares of series B Preferred Stock (“Series B”). The Series B is in the issuance of 500,000 shares of Series B to each Nickolas Tabraue and Mario Tabraue.

On April 22, 2022, the Company entered into a confidential settlement agreement with GHS Investments, LLC where the Company will pay GHS a total sum of $85,000 in the terms as follow: $5,000.00 on August 31, 2022, $20,000.00 on September 30, 2022, $20,000.00 on October 31, 2022, $20,000.00 on November 30, 2022, and $20,000.00 on December 31, 2022. The payment shall supersede each of the Loan Agreements, including the SPA1, SPA2, Notel, Note2, Note3, Note4, Notes. and Note6 executed by Robert L. Stevens on behalf of ETST, and that each of the Loan Agreements are hereby unconditionally acknowledged to be null and void, and of no effect whatsoever.

On April 25, 2022, the Company’s CEO and Director amended his employee agreement commencing April 1, 2022 to receive 1,000,000 shares of the Company’s common stock and receive $4,333.33 per month, half of his original monthly compensation of $8,666.66 dated March 18, 2018 and reinstated August 21, 2021. The frequency of payments will comport to the Company’s policy of paying its executives bi-weekly which is equivalent to 26 pay periods. In addition, the Executive be entitled to 50,000 shares each fiscal quarter. Moreover, the board of directors of the company, including a majority vote, may from time to time based on the President & Director performance compensate the executive in additional forms of cash and or stock bonus.

On April 25, 2022, the Company’s President and Director amended his employee agreement commencing April 1, 2022 to receive 2,500,000 shares of the Company’s common stock and receive $8,000.00 as signing bonus for all the work done since executing the November 3, 2021 escrowed agreement. On the date of this contract, the Executive will receive $4,333.33 (four-thousand, three-hundred, and thirty-three) dollars per month. The frequency of payments will comport to the Company’s policy of paying its executives bi-weekly which is equivalent to 26 pay periods. In addition, the Executive be entitled to 50,000 shares each fiscal quarter. Moreover, the board of directors of the company, including a majority vote, may from time to time based on the President & Director performance compensate the executive in additional forms of cash and or stock bonus.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Registration Statement filed on Form 10-12g and our Annual Report filed on Form 10-K for the fiscal year ended March 31, 2021, as well as our Quarterly report filed on Form 10-Q for the period ending December 31, 2021.

OVERVIEW

The Company has changed its immediate focus from researching and developing innovative hemp extracts and making them accessible worldwide; with plans to be a supplier of high-quality hemp oil enriched with high-grade CBD. Its primary goal had been to advance different high quality hemp extracts with a broad profile of cannabinoids and additional natural molecules found in industrial hemp and to identify their distinct properties. Initially our missions were to educate the public on the many and varied nutritional and health benefits of CBD-rich hemp oil, to optimize purity in formulation, and to find new product delivery systems. With the decline in CBD sales due to the number of factors described in the Registrant’s periodic report filed with the SEC on Form 10-K for period ending March 31, 2021, the Company determined that the most efficient means to increase shareholder value would be the acquisition of a complimentary business that would bring revenues sufficient to support its own operations but that would allow the business to expand and for the Company to rebuild its CBD business. The opportunity that the Company is currently pursuing is the acquisition of JBC Medical Equipment, Inc. together with RxCompoundStore.com, LLC and Peaks Curative, LLC. The acquisition of all three businesses would give the Company the ability to cross-sell among the businesses as well as our current customers. There are also some areas that have been identified in these companies that are at the point where the revenue levels are at a point where allocating minimal incremental expenses in certain product offerings should result in more significant increases in revenue and earnings. The corporate strategy currently is to develop the acquisition plan, structure and terms while the Company’s receivership is wound down so that when it emerges from receivership, it is in a position to execute on the planned acquisitions. As the Company assimilates the new businesses into its operations, it plans to work to raise additional capital necessary to expand on the existing operations and to capitalize on their synergistic opportunities that provide the greatest immediate return on investment (i.e., pick the low hanging fruit), then to continue capitalizing on the opportunities among the companies and to rebuild its CBD sales. Finally, it plans to license its Hygee product to a third party, if it is able to negotiate terms that are acceptable.

On or about November 3, 2021 the Company entered in to an agreement for the purchase of RxCompoundStore.com, LLC and Peaks Curative, LLC through the purchase of 100% of the outstanding equity securities both entities. Under the terms of the transaction, the Seller agreed to exchange one Hundred (100) RxCompound Units and One Hundred (100) Peaks Units in exchange for 3,000,000 shares of the Company’s common stock together with $300,000 in cash. The transaction is structured in a way that allows the Buyer to raise the $300,000 cash component of the purchase price over time as it seeks and received additional funding. The cash component is managed separately, and under the terms of the Agreement, $0.50 of every $1.00 raised by the Company shall be held in escrow until the full $300,000 can be paid in full (unless the Seller waives and postpones the right to immediate payment as the Company is raising capital) at which time the parties will officially close the acquisition.

Shortly after entering into the purchase agreement with both RxCompoundstore.com and Peaks Curative, the Company shifted from formulating and selling CBD products to formulating pharmaceutical products and topicals for sale through its accounts and soon when launched through its telemedicine platform Peaks Curative. The Company anticipates launching Peaks Curative by the period ending June 30, 2022. The Company will design and produce enhanced pharmaceutical compounded products through RxCompoundStore.com, LLC. to distribute through its physician ordered accounts along with generic erectile dysfunction and other sexual health prescription items through Peaks Curative. The Company intends to create and provide high-quality prescription products to its physician accounts while offering unique both ED and sexual enhancement products through its telemedicine platform strongly positioned for maximum exposure upon launching.

The Company plans to offer a wide selection of health and nutrition products through online, clinics, pharmacies, and online. In particular, the Company plans to continue with plans to move its compounding pharmacy to a larger facility to to position itself and maximize efficiencies once the telemedicine platform is launched. In addition to the larger facility, the Company will build a sterile facility so that injectable products may be compounded and sold. Our current product selection includes many high-quality ingredients to formulate and fulfill prescription when ordered, and includes our proprietary Tadalafil Gummies.

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

The Seller and current owner of RxCompoundStore,com, LLC and Peaks Curative, LLC is Mario Tabraue, the brother of our CEO, Nickolas S. Tabraue. Although strictly speaking, the acquisition was negotiated in an arms-length transaction and both the Company and Mario Tabraue had separate counsel, each of whom contributed to the acquisition agreement. The Company’s Board of Directors, the Company’s Management and the Successor Receiver all concluded that the purchase price, consisting of 3 million shares of ETST common stock and $300,000, was a fair and reasonable purchase price and that, given the various liabilities that ETST may exit receivership owing and the various legacy issues and the associated risks, the value the two acquisition targets represent is in all likelihood substantially greater than the purchase price would otherwise suggest, although there is not an accurate method to determine its value to a company that is in the position that this Company finds itself.

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

As of December 31, 2021 the Company had no warrants issued or outstanding.

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

Stock Based Compensation

The Company follows ASC 718 in accounting for its stock-based compensation to employees. These standard states that compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company values stock-based compensation at the market price of the Company’s common stock as of the date in which the obligation for payment of service is incurred.

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

Liquidity and Capital Resources.

For the Three-Month Period Ended December 31, 2021 versus December 31, 2020

During the three months ended December 31, 2021, net cash used in the Company’s operating activities totaled $(45,462) compared to $(155,826) during the three months ended December 31, 2020. During the three months ended December 31, 2021, net cash used in investing activities totaled $1,172 compared to $0.00 provided by investing activities during the three months ended December 31, 2020. During the three months ended December 31, 2021, net cash provided by financing activities totaled $38,175 compared to $135,135 from financing activities during the three months ended December 31, 2021.

At December 31, 2021, the Company had cash of $10,586, accounts receivable of $0, inventories of $15,094 and prepaid expenses of $0 that comprised the Company’s total current assets totaling $25,680. The Company’s property and equipment at December 31, 2021 had a net book value of $0.

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

Convertible Note 6-GHS issued 7/01/21 for cash received $50,000, face amount $55,000 will accrue at a rate of 10% on a 360-day year. Maturity date is April 1, 2022.

At December 31, 2021, the Company had total liabilities of $2,177,012 of which $585,886 was held as a reserved for the settlement of its lawsuit with Cromogen in a month to month payment plan that is currently being renegotiated due to various components of the reorganization becoming more protracted than expected and the Company plans to come to a renegotiated payment terms with Cromogen along with the creditors under the terms that best work for the Company with payments commencing after termination of the receivership. (See Note 6 Legal Proceedings). In addition, the current liabilities also include $366,600 in reserve for November 3, 2021 escrowed purchase agreement, (See Note 4 Related Party Balances and Transaction and Note 5 Stock Holder Equity).

At December 31, 2021, the Company had a stockholder’s equity totaling $(1,784,732) compared to an equity of $(5,026,848) for the period ending December 31, 2020.

RESULTS OF OPERATIONS

For the Three Months Ended December 31, 2021 versus December 31, 2020

The Company’s revenue for the three months ended December 31, 2021 was $3,997 compared to December 31, 2020 revenue totaling $23,292. The decrease in revenue is primarily attributed to the Company transitioning out o CBD and into pharmaceuticals and telemedicine. (See Note 2 Overview)

The Company incurred operating expenses for the three months ended December 31, 2021 totaling $102,951, compared to $89,366 during the three months ended December 31, 2020. The increase in operating expenses can be attributed to the Company’s remaining balances from prior reporting costs compounding for its March 31, 2021 YE audit, and both periods ending June, 30, 2021 and September 30, 2021 quarterly review.

Officer compensation for the three months ended December 31, 2021 was $30,846 in cash and $0.00 in stock based compensation compared to $52,048 in cash and $0 in stock based compensation during the three months ended December 31, 2020. This decrease is due to and COO resigning from the Company. The Company accrued $26,000 of the officer compensation due the CEO’s salary being accrued until the Company is out of receivership and in a better position.

The Company incurred general and administrative expenses of $61,526, during the three months ended December 31, 2021, compared to $30,818 during the three months ended December 31, 2020.

The Company paid professional fees of $5,165, during the three months ended December 31, 2021, compared to $6,500 during the three months ended December 31, 2020.

The Company incurred costs of legal proceedings of $0 during the three months ended December 31, 2021, compared to $0 during the three months ended December 31, 2020.

The Company generated a net loss from continuing operations for the three ended December 31, 2021 and 2020 of approximately $(115,048) and $(110,793), respectively. As of December 31, 2021 and March 31, 2021, the Company had current assets of $25,680 and $64,564, respectively, which included the following as of December 31, 2021: cash and cash equivalents of approximately $10,586; inventory of $15,094; accounts receivable of $0 (net of $3,520 in allowances.) and prepaid expenses of $0; Compared to; and the following as of March 31, 2021 cash and cash equivalents of approximately $16,161; inventory of $21,739; accounts receivable of $6,108 (net of $101,404 in allowances); and prepaid expenses of $0.

The Company’s Plan of Operation for the Next Twelve Months

The Company’s auditors have expressed doubt as to our ability to continue as a going concern in part, because at December 31, 2021, the Company had negative working capital, an accumulated deficit of $(30,093,037) and a note payable that has passed its maturity date and although the holder has been willing to forbear on collection activities, there is no formal written forbearance agreement and the holder could commence collections at any time if it so wished. The Company believes this is unlikely given the relative size of the note valued at $109,558 compared with the value of the note holder’s 6,700,000 shares of Common Stock. The largest note holder is GHS with a combined total note valued at $454,717 and is unlikely to convert due to the relationship with the Company. Additionally, our Current Liabilities have historically exceeded our Current Assets; and as of December 31, 2021 that trend was continued with our Current Liabilities of $2,177,012 exceeding our Current Assets of $25,680 by $2,151,332. While this trend is certainly has not been part of the Company’s objectives, management does not see it as particularly significant because in considering our Current Liabilities, $109,558 of them are represented in a related party note held by a “friendly” creditor who is also a large shareholder and $454,717 held by a friendly investment firm. In addition, the Current Liabilities also include the Accrued Settlement amount of $585,885.90 in a month-to-month payment plan currently being renegotiated due to delays is completing various parts of the reorganization plan. The Company plans to come to a renegotiated payment terms with Cromogen along with the creditors under terms that best are consistent with the overall plan of reorganization; with payments commencing after exiting receivership. (See Note 6 Legal Proceedings). Lastly, the current liabilities includes November 3, 2021 escrowed purchase agreement amount of $366,600 having $150,000 to purchase RxCompoundstore, $150,0000 to purchase Peaks Curative, and $66,000 in stock payable. At the time the agreement was entered it was believed that the exit of receivership was within arm’s reach. It was agreed at the time of signing that RxCompoundStore.com and Peaks Curative would deliver the audit upon the Company’s exit of the receivership. As of the period ending December 31, 2021, the Company was still under receivership and did not receive the completed audit for review, a necessary part of the due diligence. Both parties have failed to deliver their shares/units. Despite the failure to execute the delivery of the shares and the ability for either party to unwind from this agreement, both parties continue to remain under contract, (See Note 4 Related Party Balances and Transaction and Note 5 Stock Holder Equity).

Regardless of the forgoing issues, the Company will require additional debt or equity financing for its operations as currently conducted. However as stated, the Company has changed its immediate focus from researching and developing innovative hemp extracts and making them accessible worldwide; with plans to be a supplier of high quality hemp oil enriched with high-grade CBD. Its primary goal had been to advance different high quality hemp extracts with a broad profile of cannabinoids and additional natural molecules found in industrial hemp and to identify their distinct properties. Initially our missions were to educate the public on the many and varied nutritional and health benefits of CBD-rich hemp oil, to optimize purity in formulation, and to find new product delivery systems. With the decline in CBD sales due to a variety of factors as described in the Registrant’s periodic report filed with the SEC on Form 10-K for period ending March 31, 2021, the Company determined that the most efficient means to increase shareholder value would be the acquisition of a complimentary business that would bring revenues sufficient to support its own operations and that would allow the business to expand, allowing the Company to rebuild its CBD business. The opportunity that the Company is currently pursuing is the acquisition of JBC Medical Equipment, Inc. together with RxCompoundStore.com, LLC and Peaks Curative, LLC. The acquisition of all three businesses would give the Company the ability to cross-sell among the businesses as well as our current customers. There are also some areas that have been identified in these companies that are at the point where the revenue levels are at a point where allocating minimal incremental expenses in certain product offerings should result in more significant increases in revenue and earnings. The corporate strategy currently is to develop the acquisition plan, structure and terms while the Company’s receivership is wound down so that when it emerges from receivership, it is in a position to execute on the planned acquisitions. As the Company assimilates the new businesses into its operations, it plans to work to raise additional capital necessary to expand on the existing operations and to capitalize on their synergistic opportunities that provide the greatest immediate return on investment (i.e. pick the low hanging fruit), then to continue capitalizing on the opportunities among the companies

Historically the Company have been able to fully fund operations from a combination of operations and through additional sales of our common stock; and even though the Company are in receivership, the Company have no reason to believe that the Company will not be able to continue doing so since the Company have a strong base of existing shareholders who are committed to our vision for the Company, they have historically demonstrated a willingness to purchase shares of stock when they are offered and the receiver intends to offer and in fact, has an additional exemption available to it that may be more desirable to them. If these shareholders were to cease purchasing shares when offered, if the Company or our receiver were unable to secure other sources of debt or equity financing, or if the Company or our receiver were unable to secure any or sufficient financing and on terms that are acceptable to us collectively, the Company would not be able to continue operations as currently planned. However the Company do have sufficient resources over the short and long term with scaled back expenses and R&D so that after several turns of inventory the Company believes the the Company would then be able to meet the costs of administration and resume our R&D and operations as planned. Additional funding primarily allows us to meet the additional costs associated with the receiver’s administration of the estate and to expedite our business plan. During the periods ending December 31, 2021 and December 31, 2020 the Company has met its capital requirements through a combination of operating activities and through external financing through the sale of its restricted common stock and convertible notes. The Company intends to continue the sales of our common stock and believe that by becoming a fully reporting company the Company has been able to attract additional investors, at smaller discounts to the current market price and from generally higher market prices, which is resulting in less dilution to existing investors than was the case while the Company was not a reporting company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

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

Based on this informal evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as of December 31, 2021.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 11, 2019, the Company received notice that Strongbow Advisors, Inc. and Robert Stevens (collectively “Stevens”, and together with Strongbow, the “Receiver”) had been appointed by the Nevada District Court, as Receiver for the Registrant in Case No. A-18-784952-C (the “Order).

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

The Cromogen Litigation has been settled under an agreement that provides for monthly payments with the first payment and terms currently being renegotiated to amend the original agreement’s first payment commencing on January 2022 to a later due to the Company not ending receivership due to Mr. Steven’s legal matter still being litigated under the new receiver.

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

On November 7, 2019 the Receiver for Earth Science Tech, Inc., a Nevada corporation (the “Company”) filed a motion for preliminary injunction against Majorca Group Ltd. in the 8th Judicial District in Clark County, Nevada. The filing requested a hearing for “an order to show cause” whereby the Receiver planned to request tcancelation of he certain shares for a class of stock and to nullify certain amendments of the Articles of Incorporation. Specifically, the Receiver asked that Majorca Group Ltd. be restricted from selling, transferring, converting, encumbering, hypothecating, obtaining loans against or in any fashion or in any way transferring their shares of common and preferred stock in the Company. Additionally the motion sought a Freezing Injunction over any broker, bank, any financial institution, attorney, or agent holding shares of the Company as well as any proceeds from shares of the Company.

On January 27, 2020 Earth Science Tech, Inc., a Nevada corporation (the “Company”) reached a confidential settlement with Majorca Group, Ltd (“Majorca”). The Receiver was supposed to withdraw its motion for injunction over the Majorca common and preferred shares. The Settlement Agreement provides that Majorca Group, Ltd. and all relevant parties would, within 10 days of execution of the settlement agreement, return 18,000,000 common shares and 5,200,000 Series A Preferred Stock held by Majorca for cancellation. The Series A Preferred Stock class were cancelled completely. The remaining 6,520,000 common shares held by Majorca is subject to lockup agreement and thereafter, sales were to be made only pursuant to a limited strict bleed-out agreement administered by a third party.

On January 19, 2021, one of the Company’s largest shareholders served and filed a notice of motion and motion to intervene against Robert L. Stevens and Strongbow Advisors, Inc. (individually or collectively referred to as “Receiver”) this action was later joined by additional shareholders representing approximately 33% of the issued and outstanding shares of the Company at that time. This motion to intervene, at its heart, was based upon and resulted from, what the interveners saw as, a lack of transparency by the Receiver. What was filed was initially based upon concerns of Mr. Stevens’ lack of transparency. However, as the matter progressed in court, additional concerns have arisen and on August 27, 2021, Stevens and Strongbow were discharged and removed and William Leonard was appointed to replace them as Receiver, by the Nevada District Court. Mr. Leonard reviewed various matters, including past invoices presented by Stevens, as well as his conduct during the time he acted as Receiver for the Company. Mr. Leonard’s review also included others that Stevens had a prior relationship with that have derived benefits from working with him at the Company’s expense.

Following the discharge and removal of Robert L. Stevens and Strongbow Advisors, Inc., the successor Receiver, William A Leonard, Jr., of Crisis Management, Inc., undertook the investigation of the former receiver’s actions, practices, and claims for fees for work he alleges was performed. The Successor Receiver then issued his report evaluating Mr. Stevens fees claims and found that there were no outstanding fees due. The court has set to an evidentiary hearing that has been scheduled and rescheduled for the court to consider the successor receivers conclusions as well as the former receiver’s potential liabilities to the Company.

On August 30, 2021, the Company reached a settlement with Cromogen for $585,885.90 in a month-to-month payment plan starting January 1, 2022, having the initial payment of $45,000 and $10,000 each month followed with the final payment set on December 1, 2026. If the Company was able to and decides to pay the settlement entirely prior to January 1, 2022 commencement, a $85,885.90 reduction would have taken place brining the total settlement to $500,000. If the Company defaulted on Cromogen’s settlement, a confession of judgement would be executed for the amount of $970,000, representing the total amount of Cromogen’s unsecured claims, less any amount paid by the Company, plus costs and attorney fees incurred to obtain and enforce the judgement. As of the month of December Cromogen’s settlement terms were being renegotiated due to the Company extended review time taken by the Successor Receiver as well as continuing negotiations with Stevens. The Company plans to come to a renegotiated payment terms with Cromogen along with the other creditors in the terms that will provide the Company its best chances for success, with payments commencing following the Company’s exiting the receivership.

The Company is now optimistic that it will be able to emerge from receivership, in a reorganized position that will allow it to proceed with the acquisitions of the three entities described above. Combined, these entities present a larger opportunity to realize the synergies that they have among themselves and in so doing, the Company believes it will be possible for shareholder value to increase at a faster rate than would otherwise be possible with only its CBD business and licensing of its medical device, Hygee,

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2021, the Company issued 500,000 shares of its common stock for $10,000, in transactions that were exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) and/or Rule 506 promulgate under Regulation D. No gain or loss was recognized on the issuances. On November 17, 2021 the Company issued 500,000 shares to an existing investor since 2018 issued 500,000 shares to investor at a price of $0.02 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

Appointment of Directors and Officers

On November 3, 2021, in accordance with the terms of the acquisition agreement referred to herein, the Company’s Board of Directors appointed Mario G. Tabraue to fill a vacancy thereon. He will serve as a member of the board of directors until his earlier resignation, removal or incapacity. In addition, under the terms of the same agreement, Mario Tabraue was appointed to serve as the President of the Company, to serve until his earlier resignation or removal and will continue to serve as president of both RxCompoundstore.com, LLC. and Peaks Curative, LLC while the membership units of both are in escrow and following closing, when both are wholly owned subsidiaries, (See Note 4 Related Party Balances and Transaction).

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

RECEIVER FOR EARTH SCIENCE TECH, INC. CASE NO. A-18-784952-C CRISIS MANAGEMENT, INC.

Dated: April 27, 2022	By:	/s/ William A. Leonard Jr.
Crisis Management, Inc.

	Its:	Receiver

EARTH SCIENCE TECH, INC.

Dated: April 27, 2022	By:	/s/ Nickolas S. Tabraue
Nickolas S. Tabraue, under the supervision and direction of William A. Leonard Jr. and Crisis Management, Inc., receiver for Earth Science Tech, Inc. Case No. A-18-784952-C

	Its:	CEO and Director

