Form 10-K
period 2022-03-31
Earth Science Tech, Inc.
filed 2022-07-15
CIK 1538495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

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

10650 NW 29th Terrace

Doral, FL 33172, USA

(Former name, former address and former fiscal year,

if changed since last report)

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock $0.001 par value	ETST	Over the Counter Bulletin Board

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☒ No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed fiscal year (March 31, 2022) was approximately $33,953,770.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of Common Stock, $0.001 par value, outstanding on July 14, 2022 was 54,183,056.

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

In particular, ETST focused on researching and developing innovative hemp extracts and making them accessible worldwide. ETST began in this industry with the objective of being a supplier of high-quality hemp oil enriched with high-grade CBD. ETST’s primary goal has been to advance different high quality hemp extracts with a broad profile of cannabinoids and additional natural molecules found in industrial hemp and to identify their distinct properties.

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

The matter arose after management had identified an attractive acquisition candidate for which a share exchange was being proposed that would have resulted in it becoming a wholly owned subsidiary of the Company. The target company understandably did not wish to enter into a transaction of this nature while the Company remained in receivership and needed to know what legacy issues were left to be addressed. In order to proceed and delineate a path out of receivership for the acquisition target to consider a transaction with the Company, it was first necessary to know what the outstanding administrative and other liabilities were, and then to develop a plan to address them, whether it be by raising capital to pay them off, issuing shares in exchange or by mutual agreement with the creditors’ to reduce the amount that they were due or a combination of all three. After continually requesting this information without success, the Company’s President engaged counsel personally to help him. This was marginally successful and in November of 2020, the Receiver provided invoices through February, 2020. However, this left nine months of potentially billable time that remained unaccounted for in any definitive way. What was requested were the amounts that were included in the Company’s books and records (that portion of the liabilities attributable to the administration of the receivership estate) through the last quarterly filing and the period of time since that filing to the current date. Management, understanding that it would be necessary to address all potential liabilities in order to be able to begin negotiating terms of a stock-based acquisition also recognized that the same was true in order to emerge from receivership. It was clear that the Company could not hope to exit receivership unless and until these potential liabilities were addressed and that it was an absolute necessity to have this information in order to structure a transaction with an acquisition target.

The Company has executed a joint letter of intent with three entities involved in the durable medical equipment, retail sales and compounding pharmacy businesses with the objective of negotiating the final terms of a transaction that will result in the Company’s acquisition of these entities.

On or about November 3, 2021 the Company entered into an agreement for the purchase of RxCompoundStore.com, LLC and Peaks Curative, LLC through the purchase of 100% of the outstanding equity securities both entities. Under the terms of the transaction, the Seller agreed to exchange one Hundred (100) RxCompound Units and One Hundred (100) Peaks Units in exchange for 3,000,000 shares of the Company’s common stock together with $300,000 in cash. The transaction is structured in a way that allows the Buyer to raise the $300,000 cash component of the purchase price over time as it seeks and received additional funding. The cash component is managed separately, and under the terms of the Agreement, $0.50 of every $1.00 raised by the Company shall be held in escrow until the full $300,000 can be paid in full (unless the Seller waives and postpones the right to immediate payment as the Company is raising capital) at which time the parties will officially close the acquisition. The Company has until 12/31/2022 to raise the funds required to close the transaction. In addition to the Buyer’s payment of $300,000 as a condition to Closing, the Seller has its own deliverables that are conditions to Closing. For example, the Seller is required to deliver an audit that will allow the Company to prepare and file a current report on Form 8-K, there is also an Small Business Administration (“SBA”) loan that the Seller personally guaranteed that is secured by the assets of RXC, prior to Closing on the acquisition of RXC and PCL, the Seller will either be required to pay the loan off or the Company will need to consent if the change in ownership of RXC and PCL following Closing and if the SBA does not approve a change of control or if the terms, as they exist, will be detrimental to the Company existing loan agreements or collateral or if SBA requires changes to the loan agreement that has a negative impact on the Company, then the Seller would need to pay off and retire the SBA loan prior to Closing if the Company does not agree to proceed to Closing because of the negative impact the loan would have on the Company.

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

The Receiver entered into a financing agreement with GHS Investments, LLC that involved the filing of a Registration Statement on Form S-1 for the Company. Management understood that the Receiver was filing the S-1 so that it could increase its sales / earnings so that it would be in a position to pay any claims and costs of the receivership out of a larger base of earnings rather than simply using proceeds from the S-1 to cover the administrative costs of receivership. The filing of this S-1 meant that the Company was in a “quiet period” from the time of filing until the U.S. Securities & Exchange Commission (“SEC” or “Commission”) declared it “effective.” During the quiet period the Company needed to be extremely careful in any of its press releases to keep strictly to facts in order to avoid potential claims by the SEC that the Company was “conditioning the market.” Initially, the Receiver was unwilling to allow management to raise the additional funds needed while the Company remained in the quiet period. However, the quiet period itself, also made it very difficult for the Company to raise the capital needed, particularly given the length of time it took for the S-1 to be declared effective. This was capital that was needed to not only meet its litigation costs for the Cromogen matter but also to cover the added expenses of receivership, which were substantial. This, in turn, left less and less capital available for advertising, sales personnel and new inventory; and as a result, sales began a steady decline. The Form S-1 was filed in March of 2019 and after 6 months it was still not effective so the Receiver asked the attorney that had originally worked with the Company to take over and it was declared effective approximately 6 weeks later. However, by that time, the Company’s sales were also declining because there were not funds available to pay for additional inventory and by this time both the price of the Company’s common stock and its trading volume had also diminished significantly. This compounded the issue because of the way that the financing was structured, the financing agreement had the amount of funds available in tranches based upon the recent price and volume levels and as a result of both declining through the quiet period and the length of the quiet period, the Company didn’t have the amounts available to it in tranches that it would have had when the S-1 was first filed. Nevertheless, even with a modest amount available from the first tranche, management presented the Receiver with a “use of funds” that involved spending on advertising, marketing, developing wider brand recognition and much needed inventory. It was designed to, and management believed would, not only help increase sales but also be well received in the market, which in turn, would have increased the funds available to the Company under subsequent tranches of financing. The Receiver was not willing to allow management to execute on its planned use of funds, instead giving instructions to sell more of certain items that were still in inventory, and refusing to order other items.

The Company was in need of additional financing however and without knowing what the total administrative liabilities were, management recognized that it would be unable to move forward, either out of receivership or in pursuing an acquisition or both. Further without a clear plan to exit receivership, investors were too apprehensive to consider investing in the Company. However, assuming that financing was not an issue facing the Company, after emerging from receivership, the process of rebuilding its CBD sales would be a time-consuming process that would require the additional capital to cover overhead costs while Sales were rebuilt. This prompted management to begin looking for alternatives to build shareholder value at a rate that avoids lengthy periods of losses while rebuilding critical mass in its CBD sales. After evaluating certain alternatives, management determined that the best course of action to avoid the negative impact that a period of losses would have would be best accomplished through strategic acquisitions. That is, acquisitions that would bring in substantial revenue and earnings.

Ultimately in mid-2020, an acquisition candidate that was in a related business was identified that had worldwide brand recognition however, it was still not going to be possible to structure an acquisition until all of the administrative liabilities of the receivership had been determined / verified, accepted/approved and any plan necessary to manage them had been adopted.. The target company understandably did not wish to enter into a transaction of this nature while the Company remained in receivership and needed to know what legacy issues were left to be addressed. In order to proceed and delineate a path out of receivership for the acquisition target to consider a transaction with the Company, it was first necessary to know what the outstanding administrative and other liabilities were, and then to develop a plan to address them, whether it be by raising capital to pay them off, issuing shares in exchange or by mutual agreement with the creditors’ to reduce the amount that they were due or a combination of all three.

After months of requesting the total amount of outstanding administrative and other liabilities from the Receiver and finally with the assistance of independent legal counsel, the Company’s President still had only been able to gather information through February 2020. This was insufficient and not only meant that the Receiver did not have a reorganization plan and path for the Company to emerge from receivership, but it also meant that the Company was not going to be able to benefit from a particularly promising acquisition opportunity that had been presented. Further, without a plan to emerge from receivership or any indication how much of any funds that might be secured for the Company, would be used to advance revenue producing activities or to pay old liabilities, management was unwilling to ask investors to make additional investments in the Company. Then when discussing the need for funding to ensure that the Company could continue trading on OTC Markets as a fully reporting company under the Exchange Act, on January 19, 2021 one of the Company’s largest shareholders decided to intervene and commence the litigation against the Receiver by way of a notice of motion and motion to intervene.

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

On or about November 3, 2021 the Company entered into an agreement for the purchase of RxCompoundStore.com, LLC and Peaks Curative, LLC through the purchase of 100% of the outstanding equity securities both entities. Under the terms of the transaction, the Seller agreed to exchange one Hundred (100) RxCompound Units and One Hundred (100) Peaks Units in exchange for 3,000,000 shares of the Company’s common stock together with $300,000 in cash. The transaction is structured in a way that allows the Buyer to raise the $300,000 cash component of the purchase price over time as it seeks and received additional funding. The cash component is managed separately, and under the terms of the Agreement, $0.50 of every $1.00 raised by the Company shall be held in escrow until the full $300,000 can be paid in full (unless the Seller waives and postpones the right to immediate payment as the Company is raising capital) at which time the parties will officially close the acquisition. The Company has until 12/31/2022 to raise the funds required to close the transaction. In addition to the Buyer’s payment of $300,000 as a condition to Closing, the Seller has its own deliverables that are conditions to Closing. For example, the Seller is required to deliver an audit that will allow the Company to prepare and file a current report on Form 8-K, there is also an Small Business Administration (“SBA”) loan that the Seller personally guaranteed that is secured by the assets of RXC, prior to Closing on the acquisition of RXC and PCL, the Seller will either be required to pay the loan off or the Company will need to consent if the change in ownership of RXC and PCL following Closing and if the SBA does not approve a change of control or if the terms, as they exist, will be detrimental to the Company existing loan agreements or collateral or if SBA requires changes to the loan agreement that has a negative impact on the Company, then the Seller would need to pay off and retire the SBA loan prior to Closing if the Company does not agree to proceed to Closing because of the negative impact the loan would have on the Company.

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

The Company plans to offer a wide selection of health and nutrition products online and through clinics and pharmacies. In particular, the Company intends to continue with its plans to move its compounding pharmacy to a larger facility thereby positioning itself to maximize efficiencies once the telemedicine platform is launched. In addition to the larger facility, the Company plans to build a sterile facility so that injectable products may be compounded and sold. Our current product selection includes many high-quality ingredients to formulate and fulfill prescriptions when ordered, and includes its proprietary Tadalafil Gummies.

Earth Science Foundation (“ESF”) is a favored entity of ETST, effectively being a non-profit organization on February 11, 2019 and is structured to accept grants and donations to those in need.

Current Operations

CORPORATE STRATEGY

ETST has changed its immediate focus from researching and developing innovative hemp extracts and making them accessible worldwide; with plans to be a supplier of high-quality hemp oil enriched with high-grade CBD. Its primary goal had been to advance different high quality hemp extracts with a broad profile of cannabinoids and additional natural molecules found in industrial hemp and to identify their distinct properties. Initially our missions were to educate the public on the many and varied nutritional and health benefits of CBD-rich hemp oil, to optimize purity in formulation, and to find new product delivery systems. With the decline in CBD sales due to the factors described above, we determined that the most efficient means to increase shareholder value would be the acquisition of a complimentary business that would bring revenues sufficient to support its own operations but that would allow the business to expand and for the Company to rebuild its CBD business. The Company determined that the most efficient means to increase shareholder value was the acquisition of a complimentary business that would bring revenues sufficient to support its own operations, which would also allow the business to expand and for the Company to rebuild its CBD business. The opportunity that the Company is currently pursuing is the acquisition of JCR Medical Equipment, Inc. together with RxCompoundStore.com, LLC. and Peaks Curative, LLC. The acquisition of all three businesses would give the Company the ability to cross-sell among the businesses, as well as our current customers. There are also some opportunities that the Company identified with these companies that have reached an inflection point with revenue that allocating minimal incremental expenses in certain product offerings should result in more significant increases in revenue and earnings. The corporate strategy currently is to develop the acquisition plan, structure and terms while the Company’s receivership is wound down so that when it emerges from receivership, it is in a position to execute on the planned acquisitions. As the Company assimilates the new businesses into its operations, it plans to work to raise additional capital necessary to expand on the existing operations and to capitalize on their synergistic opportunities that provide the greatest immediate return on investment (i.e., “picking the low hanging fruit”), then to continue capitalizing on the opportunities among the companies. Finally, it plans to license its Hygee product to a third party, if it is able to negotiate terms that are acceptable.

To offer a wide selection of health and nutrition products through online, clinics, pharmacies, and in-store retail. Through the pending acquisitions to become wholly owned subsidiaries, the Company plans to continue expanding retail sales of pharmaceutical, nutritional supplements through online, clinics, and in-store sales. With the acquisition of the compounding pharmacy, the Company will focus on men’s health as well as other areas. In particular, the Company plans to continue with plans to build a sterile facility so that injectable products may be compounded and sold. Our current product selection includes prescription-based products including both sildenafil and tadalafil in capsule form, tadalafil in gummy form, and any non-sterile prescription through RxCompoundStore.com, LLC.

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

Our CBD-rich hemp oil does not contain any synthetic cannabinoids and is not an isolate. It contains everything that is naturally occurring in the original industrial hemp plant. With our high-quality CBD-rich hemp oil you benefit from the natural interaction of phytonutrients in their balanced wide-ranging form that may offer the most benefit for overall wellness. Our commercialized CBD based product line, High Grade Full Spectrum Cannabinoids, offers 7 distinct cannabinoids maximizing all the therapeutic benefits the industrial hemp plant has to offer.

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

Our CBD-rich hemp oil is sourced from the high-quality industrial hemp plants grown by generational family farmers. In order to produce consistent and nutritious CBD-rich oils, these hemp plants are grown domestically currently in Oregon and Kentucky.

We lab test our hemp oil multiple times during the manufacturing process, from seed to shelf. This includes being tested for cannabinoid panel content, terpenoids, pesticides, residual solvents, mycotoxins, and micros.

SUBSIDIARIES

The Company’s’ subsidiaries include Earth Science Tech Inc. and Earth Science Foundation, Inc. (all intercompany balances and transactions have been eliminated on consolidation). Provided that we are currently in escrow stages to acquire RxCompoundStore.com, LLC. and Peaks Curative, LLC., once closed, both entrees will be wholly owned under the Company, (See Note 4, Related Party and Transaction). On September 24, 2021 Nutrition Empire, LLC. Cannabis Therapeutics, Inc., Earth Science Pharmaceutical, Inc., and Kannabidioid, Inc. were dissolved and inactive to focus on the Company’s new direction, (See Part I, Corporate Strategy).

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

EMPLOYEES

As of March 31, 2022, the Company has three (3) employees. None of our employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relationship with our employees to be good.

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

Failure to raise additional capital to fund operations could harm our business and results of operations:

Our primary source of operating funds from 2015 through the March 31, 2021 fiscal year end has been from revenue generated from proceeds from sales of our CBD products and full spectrum oils powders and gel caps as well as the sale of our common stock. The Company has experienced net losses from operations since inception, but expects these conditions to improve in 2021 and beyond as it develops its business model. The Company has stockholders’ deficiencies at March 31, 2022 and will require additional financing to fund future operations. Currently, we do not have any firm committed arrangements for financing and can provide no assurance to investors that we will be able to obtain financing when required. No assurance can be given that the Company will obtain access to capital markets in the future or that financing, adequate to satisfy the cash requirements of implementing our business strategies, will be available on acceptable terms. The inability of the Company to gain access to capital markets or obtain acceptable financing could have an adverse effect upon the results of its operations and upon its financial conditions.

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

Although the appointment of the Receiver was approved unanimously by the Board and by a majority of the Company’s shareholders. Strongbow and Stevens were selected because of their representation of their practice and reputation for helping (i) companies restructure and (ii) to execute on their business plans, albeit under a debt and capital structure that allows them to succeed. Stevens and Strongbow assist companies by helping them raise the capital needed not only to pay debts, but build and grow their businesses. A receiver, however, is an agent of the court, and needs be independent and neutral in managing the Company’s operations and trying to preserve the Company’s value for the creditors and shareholders. Notwithstanding the forgoing, when the motion to intervene was initiated by one of the Company’s major shareholders, the Receiver proposed a plan of liquidation to the Court which the Court rejected. As that litigation progressed, what began as a concern about the Receiver’s transparency turned to concerns about that Receiver’s certifications both to the Company’s Auditor and in the Periodic Reports that were filed with the SEC. The Receiver fired the Company’s President and its CFO resigned because of requests made by the Receiver that the CFO considered inappropriate. Initially, because of a high six figure invoice presented by the Receiver to covered time periods beginning with the Receiver’s appointment until the time the statement was presented to the court and because there was nobody left in management to evaluate or otherwise challenge its treatment, it was both management and the auditor’s position that restatements of the financial statements was going to be required. However, with the discharge and removal of that Receiver and the appointment of Mr. Leonard by the Court Order doing so had the specific direction to the successor receiver to investigate any potential conversion, fraud or embezzlement and to claw-back the same if found, as well as to review the Receiver’s claimed fees and those received as part of his investigation. Management believes that the evidence will support a denial of the most recent statement presented by Stevens and Strongbow, and depending on that outcome and what is determined by the successor receiver, it may not be necessary for the Company to restate its financial statements and amend its periodic reports filed with the SEC.

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

Marijuana, and Cannabinoids and CBD with more than 0.3% THC are illegal under federal law

Marijuana, and CBD containing in excess of 0.3% THC are Schedule 1 controlled substances and are illegal under federal law, specifically the Controlled Substances Act (21 U.S.C. § 811). Even in states that have legalized the use of marijuana, its sale and use remain violations of federal law. CBD and cannabinoids derived from industrial hemp are not distinguishable. Although the products we buy are certified as THC free, if there were mistakes in processing or mislabeling and THC were found in our products, we could be subject to enforcement and prosecution which would have a negative impact on our business and operation.

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

FDA and Other Regulation of Compounding Pharmacies and Ownership.

Assuming we are successful in pursuing the acquisition of RxCompoundingStore.com, LLC, and Peaks Curative, LLC, we will also be subject to FDA and other regulatory oversight and regulation related to the products we offer through our compounding pharmacy, the billing through Medicare and Medicaid as to durable medical equipment. In addition, it is possible that we may be subject to additional issues because of our common ownership of Peaks Curative and the Pharmacy that supplies the product prescribed. This may result in our inability to realize certain synergies we are hopeful that will exist.

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

Banking regulations in our business are costly and time consuming:

In assessing the risk of providing services to a marijuana-related business, a financial institutions may conduct customer due diligence that includes: (i) verifying with the appropriate state authorities whether the business is duly licensed and registered; (ii) reviewing the license application (and related documentation) submitted by the business for obtaining a state license to operate its marijuana-related business; (iii) requesting from state licensing and enforcement authorities available information about the business and related parties; (iv) developing an understanding of the normal and expected activity for the business, including the types of products to be sold and the type of customers to be served (e.g., medical versus recreational customers); (v) ongoing monitoring of publicly available sources for adverse information about the business and related parties; (vi) ongoing monitoring for suspicious activity, including for any of the red flags described in this guidance; and (vii) refreshing information obtained as part of customer due diligence on a periodic basis and commensurate with the risk. With respect to information regarding state licensure obtained in connection with such customer due diligence, a financial institution may reasonably rely on the accuracy of information provided by state licensing authorities, where states make such information available. These regulatory reviews may be time consuming and costly. Currently we are not licensed and have operated in a manner to avoid the necessity of licensure by not using products containing THC, nevertheless CBD and cannabinoids are still part of the cannabis plant and as such are considered schedule 1 drugs, as such many banks will not transact business with us. We have been successful to date in finding merchant credit card processing and a bank that will do business with us. If either of them decided to cease doing business with us we would not have a way to receive payment and our operations would be negatively affected unless we could find a new bank or processor that would work with us, of which there can be no assurance.

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

Ordinary and necessary business deduction other than the cost of goods sold are disallowed by the Internal Revenue Services for Cannabis companies under IRC Section 280E:

At this juncture, we do not believe that IRS 280E interferes with our businesses model from deducting ordinary and necessary business expenses because we believe that we are in compliance with the 2014 Farm Bill and/or the products we sell are either from participants that are compliant with the 2014 Farm Bill or are made from lawfully imported industrial hemp full spectrum cannabinoids or CBD. Although we believe that the Farm Bill applies to commercial activity in that it references the “marketing,” “sale” and “transportation,” of industrial hemp and hemp products that are derived from an authorized state program, it is possible that our suppliers may not be in compliance with the Farm Bill or that a government agency or prosecutor could take a narrower view of the activity allowed under the Farm Bill or import laws, if that were the case we could be seen as selling and distributing a Schedule 1 substance under the CSA and we would therefore be subject to IRC Section 280E. IRC Section 280E only allows the cost of goods sold to be deducted from revenues earned from the sale of cannabis and cannabis products that come under the purview of the CSA. If that were the case, we would not be able to deduct many of our overhead expenses. To the extent that we have subsidiaries and other lines of trade or business, many of those overhead expenses could be allocated to those subsidiaries that are note involved in products that come within the CSA so we would have an opportunity to deduct those disallowed expenses elsewhere. Nevertheless, the revenue that is derived from those other trade or businesses may not be as large as the corresponding deductions so be may still not be able to realize the full benefit of those expenses and instead have net operating losses in the other trade or businesses that we would not be able to use or would have to carry-forward indefinitely. In addition, if the Company enters the cannabis industry more directly, for example if the company were to purchase a marijuana dispensary that was legal under state law and operated in compliance with state law, IRC Section 280E would unquestionably be applicable in which case the onerous tax burden might significantly impact the profitability of the Company and may make the pricing of its products less competitive, to the extent that competitors could manage to find a way to not have their operations subject to IRC Section 280E. Notwithstanding the forgoing, there can be no assurance that if we were to reallocate items of deduction form business segments that were involved in the sales of products coming within the CSA that the Internal Revenue Service (“IRS”) would not challenge those deductions or disallow them on some other basis. This could result in an onerous tax burden.

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

Risks Related to Our Securities

Because we may issue additional shares of our common stock, investment in our company could be subject to substantial dilution:

Investors’ interests in our Company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 750,000,000 shares of common stock, $0.001 par value per share. As of March 31, 2022 there were 53,851,966 shares issued and outstanding and as of June 30, 2022 there were 53,851,966 shares of our common stock issued and outstanding. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will likely be diluted. Dilution is the difference between what investors pay for their stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our company’s common stock could seriously decline in value.

Trading in our common stock on the Pink Exchange has been subject to wide fluctuations:

Our common stock is currently quoted for public trading on the Pink Exchange. The trading price of our common stock has been subject to wide fluctuations. Trading prices of our common stock may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with limited business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common stock will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

Our common stock is currently quoted only on the Pink marketplace, which may have an unfavorable impact on our stock price and liquidity:

Our common stock is quoted on the pink Marketplace. The OTCPink Marketplace is a significantly more limited market than the New York Stock Exchange or the NASDAQ stock market. The quotation of our shares of common stock on the pink Marketplace may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-

term adverse impact on our ability to raise capital in the future.

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

Because our securities are subject to penny stock rules, you may have difficulty reselling your shares:

Our shares as penny stocks, are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell our company’s securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and furnishing monthly account statements. These rules apply to companies whose shares are not traded on a national stock exchange, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the Securities and Exchange Commission. These rules require brokers who sell “penny stocks” to persons other than established customers and “accredited investors” to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in such penny stocks. These rules may discourage or restrict the ability of brokers to sell our shares of common stock and may affect the secondary market for our shares of common stock. These rules could also hamper our ability to raise funds in the primary market for our shares of common stock.

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

Certain factors, some of which are beyond our control, which may cause our share price to fluctuate significantly include, but are not limited to the following:

■	variations in our quarterly operating results;

■	loss of a key relationship or failure to complete significant transactions;

■	additions or departures of key personnel; and

■	fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, and the personal care markets in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance. In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies’ common stock. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on shareholders’ investments in our stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTY AND EQUIPMENT

On August 31, 2021, the Company entered into an agreement with JCR Medical Equipment, Inc., a Florida Corporation to lease a 1,000 square foot facility consisting of office and warehouse space that is a part of its 13,000/sq. ft. facility located at 10650 NW 29th Terrace Doral, FL 33172. JCR Medical Equipment, Inc. is part of the Company’s two-part acquisition plan described in the Company’s current report filed with the Commission on Form 8-K on September 10, 2021. The Company on or about November 3, 2021 entered into an agreement to acquire both RxCompound and Peaks and the Company plans to relocate its facility to RxCompound’s in early 2022 after securing a larger location (currently under negotiation).

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

Following the discharge and removal of Robert L. Stevens and Strongbow Advisors, Inc., the successor Receiver, William A Leonard, Jr., of Crisis Management, Inc., undertook the investigation of the former receiver’s actions, practices, and claims for fees for work he alleges was performed. The Successor Receiver then issued his report evaluating Mr. Stevens fees claims and found that there were no outstanding fees due. The court has set to an evidentiary hearing that has been scheduled and rescheduled for the court to consider the successor receivers conclusions as well as the former receiver’s potential liabilities to the Company. The evidentiary hearing was later canceled due to the Company settling with Stevens and his attorney to save time, alleviate further legal expenses, and focus on the Company’s new direction, (See Note 8. Subsequent Events).

On August 30, 2021, the Company reached a settlement with Cromogen for $585,885.90 in a month-to-month payment plan starting January 1, 2022, having the initial payment of $45,000 and $10,000 each month followed with the final payment set on December 1, 2026. If the Company was able to and decides to pay the settlement entirely prior to January 1, 2022 commencement, a $85,885.90 reduction would have taken place bringing the total settlement to $500,000. If the Company defaulted on Cromogen’s settlement, a confession of judgement would be executed for the amount of $970,000, representing the total amount of Cromogen’s unsecured claims, less any amount paid by the Company, plus costs and attorney fees incurred to obtain and enforce the judgement. As of the month of March Cromogen’s settlement terms were being renegotiated due to the Company extended review time taken by the Successor Receiver as well as continuing negotiations with Stevens. The Company renegotiated payment terms subsequently to the period ending March 31, 2022, (See Note 8. Subsequent Events).

The Company is now optimistic that it will be able to emerge from receivership, in a reorganized position that will allow it to proceed with the acquisitions of the two entities described above. Combined, these entities present a larger opportunity to realize the synergies that they have among themselves and in so doing, the Company believes it will be possible for shareholder value to increase at a faster rate than would otherwise be possible with only its CBD business and licensing of its medical device, Hygee. The Company successfully exited out of the receivership under the direction of William A. Leonard Jr. of Crisis Management, Inc. on May 31, 2022, (See Note 8. Subsequent Events).

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the Pink under the symbol “ETST”. Our common stock has been quoted on the Pink since October 6, 2021, under the symbol “ETST”. Because we are quoted on the Pink, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid quotations for our common stock as reported on the OTCQB then to Pink after June 30, 2021 for the periods indicated.

Fiscal 2021	Low	High
First Quarter – reported June 30, 2020	$0.0372	$0.0372
Second Quarter – reported September 30, 2020	$0.028	$0.029
Third Quarter – reported December 31, 2020	$0.018	$0.033
Fourth Quarter – reported March 31, 2021	$0.033	$0.0396

Fiscal 2022	Low	High
First Quarter – reported June 30, 2021	$0.023	$0.026
Second Quarter – reported September 30, 2021	$0.0244	$0.0305
Third Quarter – reported December 31, 2021	$0.0196	$0.0279
Fourth Quarter – reported March 31, 2022	$0.014	$0.014

HOLDERS

As of March 31, 2022, there were 145 record holders of 53,851,966 shares of the Company’s common stock.

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

During the three months ended March 31, 2022, the Company issued 1,000,000 shares of its common stock for $20,000, in transactions that were exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) and/or Rule 506 promulgate under Regulation D. No gain or loss was recognized on the issuances. On November 17, 2021 the Company issued 500,000 shares to an existing investor since 2018 issued 500,000 shares to investor at a price of $0.02 per share, and on February 14, 2022 the Company issued 500,000 shares to an existing investor since 2017 issued 500,000 shares to investor at a price of $0.02 per share.

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

The holders of the common stock do not have cumulative voting rights or preemptive rights to acquire or subscribe for additional, unissued or treasury shares in accordance with the laws of the State of Nevada. Accordingly, excluding any voting rights granted to any series of our preferred stock, the holders of more than 50 percent of the issued and outstanding shares of the common stock voting for the election of directors can elect all of the directors if they choose to do so, and in such event, the holders of the remaining shares of the common stock voting for the election of the directors will be unable to elect any person or persons to the board of directors. All outstanding shares of the common stock are fully paid and non-assessable.

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

TRANSFER AGENT

The Company’s transfer agent is Continental Stock Transfer & Trust, Co., 1 State Street, 30th Floor, New York, NY 10004.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the years ended March 31, 2022 and March 31, 2021 should be read in conjunction with our consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and similar expressions to identify forward-looking statements.

OVERVIEW

ETST has changed its immediate focus from researching and developing innovative hemp extracts and making them accessible worldwide; with plans to be a supplier of high-quality hemp oil enriched with high-grade CBD. Its primary goal had been to advance different high quality hemp extracts with a broad profile of cannabinoids and additional natural molecules found in industrial hemp and to identify their distinct properties. Initially our missions were to educate the public on the many and varied nutritional and health benefits of CBD-rich hemp oil, to optimize purity in formulation, and to find new product delivery systems. With the decline in CBD sales due to the factors described above, we determined that the most efficient means to increase shareholder value would be the acquisition of a complimentary business that would bring revenues sufficient to support its own operations but that would allow the business to expand and for the Company to rebuild its CBD business. The Company determined that the most efficient means to increase shareholder value was the acquisition of a complimentary business that would bring revenues sufficient to support its own operations, which would also allow the business to expand and for the Company to rebuild its CBD business. The opportunity that the Company is currently pursuing is the acquisition of JCR Medical Equipment, Inc. together with RxCompoundStore.com, LLC. and Peaks Curative, LLC. The acquisition of all three businesses would give the Company the ability to cross-sell among the businesses, as well as our current customers. There are also some opportunities that the Company identified with these companies that have reached an inflection point with revenue that allocating minimal incremental expenses in certain product offerings should result in more significant increases in revenue and earnings. The corporate strategy currently is to develop the acquisition plan, structure and terms while the Company’s receivership is wound down so that when it emerges from receivership, it is in a position to execute on the planned acquisitions. As the Company assimilates the new businesses into its operations, it plans to work to raise additional capital necessary to expand on the existing operations and to capitalize on their synergistic opportunities that provide the greatest immediate return on investment (i.e., “picking the low hanging fruit”), then to continue capitalizing on the opportunities among the companies. Finally, it plans to license its Hygee product to a third party, if it is able to negotiate terms that are acceptable.

To offer a wide selection of health and nutrition products through online, clinics, pharmacies, and in-store retail. Through our wholly owned subsidiaries, we plan to continue expanding retail sales of pharmaceutical, nutritional supplements through online, clinics, and in-store sales. With the acquisition of the compounding pharmacy, we will focus on men’s health as well as other areas. In particular, the Company plans to continue with plans to build a sterile facility so that injectable products may be compounded and sold. Our current product selection includes prescription-based products including both sildenafil and tadalafil in capsule form, tadalafil in gummy form, and any non-sterile prescription through RxCompoundStore.com, LLC.

Our favored division effectively became a non-profit organization on February 11, 2019 and is structured to accept grants and donations to assist those in need of compounded medication.

We expect to realize revenue from our consumer products business segment to fund our working capital needs. However, in order to fund our growth and greater marketing plans to increase revenue, we will need to raise additional capital either through the issuance of equity and/or the issuance of debt.

RESULTS OF OPERATIONS

The following tables set forth summarized cost of revenue information for the year ended March 31, 2022 and for the year ended March 31, 2021:

	For the Years Ended
	March 31,
	2022	2021

Revenue	$14,123	$140,902
Cost of revenues	22,639	100,968
Gross Profit	(8,516)	39,934

We had product sales of $14,123 and loss of $8,516, representing a gross margin of (60)% in 2022 compared with product sales of $140,902 and gross profit of $39,934, representing a gross margin of 28% in 2021.

The sales decreased in 2022 compared with 2021 is primarily due to the Company’s reorganization, relinquishing its CBD business, and transitioning to its new compounding telemedicine focus.

OPERATING EXPENSE

A reconciliation from our net income (loss) to Adjusted EBITDA, a non-GAAP measure, for the years ended March 31, 2022 and 2021 are outlined in the table below:

	Fiscal Year Ended March 31, 2022 and March 31, 2021
	2022	2021	$ Change	% Change
Compensation - officers	$77,308	$208,750	$(131,442)	(170)%
Officer Compensation Stock	$—	$—	$—
Marketing	$3,655	$—	$3,655	100%
General and administrative	$116,064	$228,790	$(112,726)	(97)%
Professional fees	$8,719	$26,535	$(17,816)	(204)%
Bad Debt Expense	$4,944	—	$4,944	100%
Cost of legal proceedings	$7,500	$105,773	$(98,273)	(1,310)%
Litigation Expense	$0	3,763,200	$(3,763,200)	(100)%
Research and development	$0	9,000	$(9,000)	(100)%
Total operating expenses	$218,190	$4,342,048	$3,215,007	285%

Loss from operations	(226,706)	(4,302,114)	$(4,123,858)	(1,890)%

Other Income (Expenses):
Other income	3,450,009	407	3,486,265	100%
Interest expense	(10,901)	(4,765)	(6,136)	178%
Interest Expense-Convertible Notes GHS	(67,562)	(71,302)	3,740	(1,806)%
Interest Expense-Promissory Note-GHS	(5,399)	(5,399)
Interest Expense-Mario Portella Note	(2,844)		(2,844)	100%
Interest income
Total other income (expenses)	3,399,966	(81,059)	3,475,785	95%

Net loss before income taxes	3,173,260	(4,383,173)	7,551,193	41%

Income taxes

Net Profit/loss	$3,173,260	$(4,383,173)	$7,551,193	41%

Net loss per common share:
Loss per common share-Basic and Diluted	$0.06	$(0.08)	$0.14	43%

For the year ended March 31, 2022, the Company had a net loss from continuing operations of approximately $226,706 compared to a loss from continuing operations of approximately $4,302,114 for the year ended March 31, 2021. This increase in net loss is due largely to litigation expenses from the Cromogen litigation and receivership fees.

General and administrative expenses represent bank charges, office expenses, rent and filing fees.

INTEREST EXPENSE

Interest expense increased to $86,706 in 2022 compared with $81,466 in 2021.

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

CASH FLOW & ASSETS

A summary of our changes in cash flows & assets for the years ended March 31, 2022 and 2021 is provided below:

March 31,	2022		2021
ASSETS:
Current Assets:
Cash		$26,942		$16,161
Accounts Receivable(net allowance of $0 and $101,404 respectively)	$			$6,108
Prepaid expenses and other current assets
Inventory				21,739
Total current assets		26,942		44,008

Property and equipment, net				1,712

Other Assets:
Due from RxCompound		25,000
Rou Asset		0		12,653
Prepaid Acquisition Costs		25,000		—
Deposits		0		6,191
Total other assets		50,000		18,844
Total Assets		$76,942		$64,564

LIABILITIES AND STOCKHOLDERS EQUITY:
Current Liabilities:
Accounts payable		$202,270		$173,994
PPP Loans		$31,750		$62,965
Issa Loan Advance		$50,000		$49,980
Issa Revolving Note		$50,000	$
SBA EDIL Loan		$106,800		$106,800
Accrued expenses		$311,610		$234,319
Accrued settlement		$585,886		$3,994,523
Interest Payable-Conv Notes-GHS		83,475		29,107
Interest Payable-Promissory Note-GHS		14,429		9,029
Convertible Notes GHS		326,838		328,484
Promissory Note-GHS		30,000		30,000
Due to RxCompound		1,895
Note Payable-Portella		27,500
Interest Payable-Portella Note		344
Lease Liability-Current				12,653
Notes payable - related parties		59,558		59,558
Total current liabilities		1,882,355		5,091,412
Total liabilities		1,882,355		5,091,412

Commitments and contingencies

Stockholders’ (Deficit) Equity:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 53,851,966 and 50,551,966 shares issued and outstanding as of March 31, 2022 and March 31, 2021 respectively		53,853		50,553
Additional paid-in capital		28,264,452		28,219,577
Accumulated deficit		(30,123,718)		(33,296,978)
Total stockholders’ (Deficit)Equity		(1,805,413)		(5,026,848)
Total Liabilities and Stockholders’ Equity		$76,942		$64,564

For the year ended March 31, 2022 the Company had a net loss from continuing operations of approximately $226,706 compared to a loss from continuing operations of approximately $4,302,114 for the year ended March 31, 2021. This decrease in net loss is due to the Company settling with Cromogen, (See Item 3. Legal Proceedings).

Marketing expenses totaled $3,655 for the twelve months ended March 31, 2022, an increase of $3,655 from $0 for the twelve months ended March 31, 2021. This increase primarily related to the Company pushing online sales through social media marketing.

Research and development costs were totaled $0 for the twelve months ended March 31, 2022, a decrease of $9,000 from $9,000. The decrease is associated with the Company moving the HygeeTM medical device out of R&D phase and discontinuing CBD patent applications, (See Part I Note 2 Carrying value, recoverability and impairment of long-lived assets). The Company determined to suspend current R&D based on core needs of the business of the Company and focus on the Company’s new direction with it current pending acquisitions, (See Part I, Corporate Strategy).

Accrued expenses totaled $311,610 for the twelve months ended March 31, 2022, an increase of $77,291 from $234,319 for the period ended March 31, 2021. The Majority of the accrued expenses were $135,000 of Michel Aube’s salary that was never compensated under the management of the former Receiver, (See Item 3. Legal Proceedings) $126,000 of Nickolas Tabraue’s salary Mr. Tabraue allowed to be accrued to ensure the rest of the employees and executive team were being compensated, and the remaining $44,219 were of an accrued interest on related Notes Payable.

Officer compensation totaled $77,308 for the twelve months ended March 31, 2022, a decrease of $131,442 from $208,750 for the prior period ended March 31, 2021. This is due to the Company’s CEO being wrongfully terminated on February 12, 2021, (See 8-K filed on February 12, 2021) and rehired on August 27, 2021, (See 8-K filed on September 10, 2021) after successfully having the former ordered and discharged out of the Company through litigation, (See 8-K filed on September 2, 2021), the COO resigning on March 19, 2021, (See 8-K filed on March 19, 2021) and CFO resigning on June 15, 2021, (See Note 8. Subsequent Events).

Professional fees totaled $8,719 for the twelve months ended March 31, 2022, a decrease of $17,816 from $26,535 for the prior period ended March 31, 2021. The reduction in professional fees was due to former receiver not being able to bill the Company on the behalf of his partners while the intervener litigation that was brought based on alleged lack of receivership transparency, (See Item 3. Legal Proceedings).

The costs of legal proceedings totaled $7,500 for the twelve months ended March 31, 2022, a decrease of $98,273 from $105,773 for the prior period ended March 31, 2021. The decrease is a result of the Company’s intervener litigation that was brought based on alleged lack of receivership transparency also dealing with Cromogen (See Item 3. Legal Proceedings).

Litigation Expense totaled $0 for the twelve months ended March 31, 2022, a decrease of $3,763,200 from $3,763,200 for the period ended March 31, 2021. The decrease was due to the Company’s intervener litigation that was brought based on alleged lack of receivership transparency reaching a settlement with Cromogen, (See Item 3. Legal Proceedings).

Total Revenues for the years ended March 31, 2022 and 2021, the Company had total sales of $14,123 and $140,902, respectively. While our revenues decreased, this was consistent with a corresponding decrease in our cost of goods sold from $100,968 for the year ended March 31, 2021 to $22,639 for the year ended March 31, 2022; resulting in a Gross Profit of $(8,516) as of March 31, 2022 compared to $39,934 for the previous year ending March 31, 2021. The decrease in revenue is primarily attributed to inventory constraints as well as the former receiver focusing on selling the Company instead of growing it, leading to the Company’s intervener litigation that was brought based on alleged lack of receivership transparency also dealing with Cromogen (See Item 3. Legal Proceedings).

Costs and Expenses - Costs of sales, include the costs of manufacturing, packaging, warehousing and shipping our products. As we develop and release additional products, we expect our costs of sales to increase.

General and administrative expenses decreased from $228,790 for the year ended March 31, 2021, to $116,064 for the year ended March 31, 2022. This decrease was due to the was due to former receiver not being able to bill the Company while the intervener litigation that was brought based on alleged lack of receivership transparency, (See Item 3. Legal Proceedings).

The Company had $26,942 in Cash for the period ended March 31, 2022, compared with $16,161 for the same period ended March 31, 2021. This increase is primarily due to the Company primarily focusing on its approved reorg and new direction, (See Item 3. Legal Proceedings).

The Company had $202,270 in Accounts Payable for the period ended March 31, 2022, compared with $173,994 for the same period ended March 31, 2021. This increase is primarily due to the cash flow constraints and accruing payments to be paid on a later date.

The Company had $59,558 in Notes Payable and Accrued Interest for the period ended March 31, 2022. The Company had the same amount in Notes Payable and Accrued Interest for the period ended March 31, 2021.

The Company had a Stockholder’s Deficit of $1,805,413 for the period ended March 31, 2022, compared with $5,026,848 of Stockholder’s Equity for the same period ended March 31, 2021. This decrease is primarily due to Company reaching a settlement with Cromogen, (See Item 3. Legal Proceedings).

We are a smaller reporting company, as defined by 17 CFR § 229.10(f)(1). We do not consider the impact of inflation and changing prices as having a material effect on our net sales and revenues and on income from our operations for the previous two years or from continuing operations going forward.

The Company achieved a gross margin percentage of (60)% for the year ended March 31, 2022, a decrease of 88% from the gross margin percentage of 28% for the prior year ended March 31, 2020. The Company expects this gross margin percentage to be corrected marginally as it closes its current escrowed pending acquisitions leading to greater sales and higher margins, (See Part I, Corporate Strategy).

CASH FLOWS FROM OPERATING ACTIVITIES

Operating Activities for the years ended March 31, 2022 and March 31, 2021, the Company used cash for operating activities of $(169,106) and $(196,686), respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

During the years ended March 31, 2022 and March 31, 2021, the Company had $1,712 in investing activities and $0, respectively.

CASH FLOWS FROM FINANCING ACTIVITIES

During the year ended March 31, 2022, the Company received $0 in cash proceeds from sales of registered common stock, $20,000 in cash proceeds from sales of unregistered shares through prior investors, $50,000 from Convertible Note from GHS, $50,000 from Revolving Promissory Note from Issa El-Cheikh, and $25,000 Convertible Note from Mario Portela. For the Year ended March 31, 2022, the Company received $145,000 in cash from the issuance unregistered common stock and convertible notes.

FUTURE FINANCING

Private investors through standard notes, discounted registered stock, and facilitated debt.

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

March 31, 2022

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Earth Science Tech, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Earth Science Tech, Inc. as of March 31, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC
BF Borgers CPA PC

We have served as the Company’s auditor since 2017
Lakewood, CO
July 14, 2022

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31,	2022		2021
ASSETS:
Current Assets:
Cash		$26,942		$16,161
Accounts Receivable (net allowance of $0 and $ 101,404 respectively)	$			$6,108
Prepaid expenses and other current assets
Inventory				21,739
Total current assets		26,942		44,008

Property and equipment, net				1,712

Other Assets:
Due from RxCompound		25,000
Rou Asset		0		12,653
Prepaid Acquisition Costs		25,000		—
Deposits		0		6,191
Total other assets		50,000		18,844
Total Assets		$76,942		$64,564

LIABILITIES AND STOCKHOLDERS EQUITY:
Current Liabilities:
Accounts payable		$202,270		$173,994
PPP Loans		$31,750		$62,965
Issa Loan Advance		$50,000		$49,980
Issa Revolving Note		$50,000	$
SBA EDIL Loan		$106,800		$106,800
Accrued expenses		$311,610		$234,319
Accrued settlement		$585,886		$3,994,523
Interest Payable-Conv Notes-GHS		83,475		29,107
Interest Payable-Promissory Note-GHS		14,429		9,029
Convertible Notes GHS		326,838		328,484
Promissory Note-GHS		30,000		30,000
Due to RxCompound		1,895
Note Payable-Portella		27,500
Interest Payable-Portella Note		344
Lease Liability-Current				12,653
Notes payable - related parties		59,558		59,558
Total current liabilities		1,882,355		5,091,412
Total liabilities		1,882,355		5,091,412

Commitments and contingencies

Stockholders’ (Deficit) Equity:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 53,851,966 and 50,551,966 shares issued and outstanding as of March 31, 2022 and March 31, 2021 respectively		53,853		50,553
Additional paid-in capital		28,264,452		28,219,577
Accumulated deficit		(30,123,718)		(33,296,978)
Total stockholders’ (Deficit)Equity		(1,805,413)		(5,026,848)
Total Liabilities and Stockholders’ Equity		$76,942		$64,564

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2022	2021
Revenue	$14,123	$140,902
Cost of revenues	22,639	100,968
Gross Profit	(8,516)	39,934

Operating Expenses:
Compensation - officers	77,308	208,750
Officer Compensation Stock
Marketing	3,655
General and administrative	116,064	228,790
Professional fees	8,719	26,535
Bad Debt Expense	4,944
Litigation Expense		3,763,200
Cost of legal proceedings	7,500	105,773
Research and development		9,000
Total operating expenses	218,190	4,342,048

Loss from operations	(226,706)	(4,302,114)

Other Income (Expenses):
Other income	3,450,009	407
Interest expense	(10,901)	(4,765)
Interest Expense-Convertible Notes GHS	(67,562)	(71,302)
Interest Expense-Promissory Note-GHS	(5,399)	(5,399)
Interest Expense-Mario Portella Note	(2,844)
Interest income
Total other income (expenses)	3,399,966	(81,059)

Net loss before income taxes	3,173,260	(4,383,173)

Income taxes

Net loss	$3,173,260	$(4,383,173)

Net loss per common share:
Loss per common share-Basic and Diluted	$0.06	$(0.08)

EARTH SCIENCE TECH. INC, AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance March 31, 2020	37,813,092	$37,814	$	$	$(28,050,192)	$(28,913,805)	(825,799)

Common stock issued for cash	2,837,299	2,838			57,686		60,524
Common stock issued for services
Common stock issued for officer compensation
Common stock issued for employee compensation
Common stock issued for Conversion on Note	9,901,575	9,901			111,699		121,600
Net Loss						(4,383,173)	(4,383,173)

Balance March 31, 2021	50,551,966	$50,553	$		$28,219,577	$(33,296,978)	(5,026,848)

Common stock issued for cash	1,000,000	1,000			19,000		20,000
Common stock issued for services
Common stock issued for officer compensation
Common stock issued for Conversion on Note	2,300,000	2,300			25,875		28,175
Net Loss						3,173,260	3,173,260

Balance March 31, 2022	53,851,966	$53,853	$		$28,264,452	$(30,123,718)	(1,805,413)

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended March 31
	2022	2021
Cash Flow from Operating Activities:
Net loss	3,173,260	(4,383,173)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation
Depreciation and amortization		2,421
Changes in operating assets and liabilities:
Increase/Decrease in deposits	6,191
Increase/Decrease in prepaid expenses and other current assets	(43,892)	32,879
Decrease/Increase in inventory	21,738	41,609
Decrease/increase in other current liabilities	(22,333)
Increase in accrued settlement	(3,408,637)	3,763,200
Increase in accounts payable and accrued expenses	105,567	346,378
Net Cash Used in Operating Activities	(168,106)	(196,686)

Investing Activities:
Purchases of property and equipment	1,712
Patent expenditures
Net Cash Used in Investing Activities	1,712

Financing Activities:
Proceeds from issuance of common stock	48,175	60,524
Proceeds from notes payable- related party
Proceeds from Convertible Note 6-GHS	50,000	121,600
Proceeds from Convertible Notes-Mario Portela	25,000
Proceeds from Issa Revolving Note	50,000
Repayment of advances from related party
Net Cash Provided by Financing Activities	173,175	182,124

Net Increase in Cash	6,781	(14,562)

Cash - Beginning of year	16,161	30,723
Cash - End of year	26,942	16,161

Note 1 — Organization and Nature of Operations

Earth Science Tech, Inc. (“ETST” or the “Company”) was incorporated under the laws of the State of Nevada on April 23, 2010. ETST has changed its immediate focus from researching and developing innovative hemp extracts and making them accessible worldwide; with plans to be a supplier of high-quality hemp oil enriched with high-grade CBD. Its primary goal had been to advance different high quality hemp extracts with a broad profile of cannabinoids and additional natural molecules found in industrial hemp and to identify their distinct properties. Initially our missions were to educate the public on the many and varied nutritional and health benefits of CBD-rich hemp oil, to optimize purity in formulation, and to find new product delivery systems. With the decline in CBD sales due to the factors described above, we determined that the most efficient means to increase shareholder value would be the acquisition of a complimentary business that would bring revenues sufficient to support its own operations but that would allow the business to expand and for the Company to rebuild its CBD business. The Company determined that the most efficient means to increase shareholder value was the acquisition of a complimentary business that would bring revenues sufficient to support its own operations, which would also allow the business to expand and for the Company to rebuild its CBD business. The opportunity that the Company is currently pursuing is the acquisition of JCR Medical Equipment, Inc. together with RxCompoundStore.com, LLC. and Peaks Curative, LLC. The acquisition of all three businesses would give the Company the ability to cross-sell among the businesses, as well as our current customers. There are also some opportunities that the Company identified with these companies that have reached an inflection point with revenue that allocating minimal incremental expenses in certain product offerings should result in more significant increases in revenue and earnings. The corporate strategy currently is to develop the acquisition plan, structure and terms while the Company’s receivership is wound down so that when it emerges from receivership, it is in a position to execute on the planned acquisitions. As the Company assimilates the new businesses into its operations, it plans to work to raise additional capital necessary to expand on the existing operations and to capitalize on their synergistic opportunities that provide the greatest immediate return on investment (i.e., “picking the low hanging fruit”), then to continue capitalizing on the opportunities among the companies. Finally, it plans to license its Hygee product to a third party, if it is able to negotiate terms that are acceptable.

To offer a wide selection of health and nutrition products through online, clinics, pharmacies, and in-store retail. Through our wholly owned subsidiaries, we plan to continue expanding retail sales of pharmaceutical, nutritional supplements through online, clinics, and in-store sales. With the acquisition of the compounding pharmacy, we will focus on men’s health as well as other areas. In particular, the Company plans to continue with plans to build a sterile facility so that injectable products may be compounded and sold. Our current product selection includes prescription-based products including both sildenafil and tadalafil in capsule form, tadalafil in gummy form, and any non-sterile prescription through RxCompoundStore.com, LLC.

Note 2 — Summary of Significant Accounting Policies

Basis of presentation

The Company’s accounting policies used in the presentation of the accompanying consolidated financial statements conform to accounting principles generally accepted in the United States of America (“US GAAP”) and have been consistently applied.

Principles of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries. The subsidiaries include Earth Science Tech Inc. and Earth Science Foundation , Inc.

We operate through wholly owned subsidiaries which provide products, marketing and distribution. As of January 31, 2018 the Company created Earth Science Foundation, Inc., the Company’s favored entity, effectively being a non-profit organization on February 11, 2019 and is structured to accept grants and donations to conduct further studies and help donate to the Company’s effective CBD products to those in need. Provided that we are currently in escrow stages to acquire RxCompoundStore.com, LLC. and Peaks Curative, LLC., once closed, both entrees will be wholly owned under the Company, (See Note 4, Related Party and Transaction).

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

On June 4, 2019 the Company let its patents be abandoned based upon the advice of IP counsel. IP counsel indicated that only one patent application had a reasonable chance of being granted and based upon this advice the Company determined that it would discontinue this approach of using the patent process to protect product formulations in general and rather, revert to proprietary formulae and trade secrets to protect its intellectual property (unless it was clear from the beginning of the process that the formula was patentable. As a result, on Jun 4, 2019, the company wrote down or otherwise impaired approximately $27,000 in legal fees that had previously been attributed to its Patents and took a corresponding write-off to “impairment expense.”

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

Revenue recognition

The Company follows and has implemented ASC 606, Revenue from Contracts with Customers for revenue recognition. Although the new revenue standard is expected to have an immaterial effect, if any, on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, ongoing contract review requirements, and gathering of information provided for disclosures.

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

Interest and penalties related to liabilities for uncertain tax positions will be charged to interest and operating expenses, respectively. The Company has net operating loss carry forwards (NOL) for income tax purposes of approximately $6,150,613. This loss is allowed to be offset against future income until the year 2039 when the NOL’s will expire. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the substantial losses incurred through March 31, 2022. The change in the valuation allowance for the years ended March 31, 2022 and 2021 was an increase of $0 and $0, respectively.

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

As of March 31 2022, the Company has no warrants that are anti-dilutive and not included in the calculation of diluted loss per share.

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

Intangible Assets

In October 2014, the Company acquired a patent that is being amortized over its useful life of fifteen years in accordance with ASC 350, “Intangibles - Goodwill and Other”. The Company purchased the patent through a cash payment of $25,000. Additionally, the Company capitalized patent fees of $26,528. The Company’s balance of intangible assets on the condensed consolidated balance sheet net of accumulated amortizations $0 and $38,740.00 as of March 31, 2019 and March 31, 2018, respectively. Amortization expense related to the intangible assets was $4,406.00 and $4,406.00, respectively for the years ended March 31, 2019 and 2018, respectively. For the year ended March 31, 2022, all patents were impaired and written off due to changes in accounting principles.

Reclassification

Certain amounts from the prior period have been reclassified to conform to the current period presentation.

Note 3 — Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At March 31, 2022, the Company had negative working capital, an accumulated deficit of $30,123,718 and was in negotiations to extend the maturity date on notes payable that are in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Related Party Balances and Transactions

On January 11, 2019, Robert Stevens was appointed by the Nevada District Court as Receiver for the Company in Case No. A-18-784952-C. As approved by the Nevada District Court, Strongbow Advisors, Inc., an entity controlled by Robert Stevens (“Strongbow”), is compensated at a rate of $400 per hour for his services as the Company’s Receiver. During the twelve months ended March 31, 2022, $0 has been paid to Strongbow as compensation for Mr. Stevens’ services since he was not able to bill the Company due to the former Receiver due to the not being able to bill the Company on the behalf of his partners while the intervener litigation that was brought based on alleged lack of receivership transparency, (See Item 3. Legal Proceedings).

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

Note 5 – Stockholders’ Equity

During the years ended March 31, 2022 and 2021, the Company issued 3,300,000 and 12,738,874 common shares for cash of $48,175 and $60,524 respectively.

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

Following the discharge and removal of Robert L. Stevens and Strongbow Advisors, Inc., the successor Receiver, William A Leonard, Jr., of Crisis Management, Inc., undertook the investigation of the former receiver’s actions, practices, and claims for fees for work he alleges was performed. The Successor Receiver then issued his report evaluating Mr. Stevens fees claims and found that there were no outstanding fees due. The court has set to an evidentiary hearing that has been scheduled and rescheduled for the court to consider the successor receivers conclusions as well as the former receiver’s potential liabilities to the Company. The evidentiary hearing was later canceled due to the Company settling with Stevens and his attorney to save time, alleviate further legal expenses, and focus on the Company’s new direction, (See Note 8. Subsequent Events).

On August 30, 2021, the Company reached a settlement with Cromogen for $585,885.90 in a month-to-month payment plan starting January 1, 2022, having the initial payment of $45,000 and $10,000 each month followed with the final payment set on December 1, 2026. If the Company was able to and decides to pay the settlement entirely prior to January 1, 2022 commencement, a $85,885.90 reduction would have taken place bringing the total settlement to $500,000. If the Company defaulted on Cromogen’s settlement, a confession of judgement would be executed for the amount of $970,000, representing the total amount of Cromogen’s unsecured claims, less any amount paid by the Company, plus costs and attorney fees incurred to obtain and enforce the judgement. As of the month of March Cromogen’s settlement terms were being renegotiated due to the Company extended review time taken by the Successor Receiver as well as continuing negotiations with Stevens. The Company renegotiated payment terms subsequently to the period ending March 31, 2022, (See Note 8. Subsequent Events).

The Company is now optimistic that it will be able to emerge from receivership, in a reorganized position that will allow it to proceed with the acquisitions of the two entities described above. Combined, these entities present a larger opportunity to realize the synergies that they have among themselves and in so doing, the Company believes it will be possible for shareholder value to increase at a faster rate than would otherwise be possible with only its CBD business and licensing of its medical device, Hygee, The Company successfully exited out of the receivership under the direction of William A. Leonard Jr. of Crisis Management, Inc. on May 31, 2022, (See Note 8. Subsequent Events).

Employment Agreement

The Company is a party to an employment agreement with its chief operations officer since October 9, 2016. The terms of the agreement require the Company to pay its CEO officer a monthly salary of $4,000.00 bi-weekly and 50,000 fully vested shares of the Company’s common stock at the end of each quarter; and its CFO $750 bi-weekly and 5,000 fully vested shares of the company’s common stock at the end of the quarter. The agreements are cancelable by either party giving thirty days’ notice. The CEO’s agreement was subsequently amended, (See Note 8. Subsequent Events)

Consulting Agreement

None

Lease Agreements

On August 31, 2021, the Company entered into an agreement with JCR Medical Equipment, Inc., a Florida Corporation to lease a 1,000 square foot facility consisting of office and warehouse space that is a part of its 13,000/sq. ft. facility located at 10650 NW 29th Terrace Doral, FL 33172. JCR Medical Equipment, Inc. is part of the Company’s two-part acquisition plan described in the Company’s current report filed with the Commission on Form 8-K on September 10, 2021. The Company on or about November 3, 2021 entered into an agreement to acquire both RxCompound and Peaks and the Company plans to relocate its facility to RxCompound’s in early 2022 after securing a larger location, currently under negotiation.

Note 7 - Balance Sheet and Income Statement Footnotes

Accounts receivable represent normal trade obligations from customers that are subject to normal trade collection terms, without discounts or rebates. If collection is expected in one year or less, they are classified as current assets. If not, they are presented as non-current assets. Notwithstanding, these collections, the Company periodically evaluates the collectability of accounts receivable and considers the need to establish an allowance for doubtful debts based upon historical collection experience and specifically identifiable information about its customers. As of March 31, 2022 and 2021, the Company had allowances of $0 and $111,301 respectively. The Company used an allowance of 40% of receivables over 90 days to charge bad debt expense.

Expenses and other current assets for $0 for the year ended March 31, 2022.

Accounts payable are obligations to pay for goods and services that have been acquired in the ordinary course of business from suppliers. Accounts payable are classified as current liabilities if payment is due within one year or less (or in the normal operating cycle of the business if longer). If not, they are presented as non-current liabilities

Accrued expenses of $311,610 as of March 31, 2022, represent $135,000 from Michel Aube’s salary that was never compensated under the management of the former Receiver, (See Item 3. Legal Proceedings) $126,000 of Nickolas Tabraue’s salary Mr. Tabraue allowed to be accrued to ensure the rest of the employees and executive team were being compensated, and the remaining $44,219 were from an accrued interest on related Notes Payable.

Marketing expenses were $3,655 and $0 for March 31, 2022 and 2021 respectively.

General and administrative expenses were $116,064 and $228,790 for the March 31, 2022 and 2021 respectively. For the period March 31, 2022, the majority comprises accounting and audit fees and employee compensation.

Professional fees were $8,719 and $26,535 for years ended March 31, 2022 and 2021 respectively. The bulk of these expenses were paid to transfer agent for the Company’s transfers agent and OTCMarkets.

Research and development were $0 and $9,000 for years ending March 31, 2022 and 2021.

Note 8-Subsequent Events

Revolving Promissory Note issued April 1, 2022 for cash received $200,000 will accrue at a rate of 5% on a 360-day year. Maturity date January 23, 2023. The Revolving Promissory Note from Issa El-Chelkh’s $250,000 revolving credit agreement issued on August 31, 2021 now holds $0 in remaining credit.

On April 21, 2022 the Company was notified that its PPP loan forgiveness application was approved for the promissory note dated April 30, 2020 in the total amount of $31,750, no interest or principal payments will ever be required as the SBA has paid-off your loan in full ..

On April 21, 2022, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock of the Company to 750,000,000 shares and designated 1,000,000 shares of series B Preferred Stock (“Series B”). The Series B is in the issuance of 500,000 shares of Series B to each Nickolas Tabraue and Mario Tabraue.

On April 25, 2022, the Company’s CEO and Director amended his employee agreement commencing April 1, 2022 to receive 1,000,000 shares of the Company’s common stock and receive $4,333.33 per month, half of his original monthly compensation of $8,666.66 dated March 18, 2018 and reinstated August 21, 2021. The frequency of payments will comport to the Company’s policy of paying its executives biweekly which is equivalent to 26 pay periods. In addition, the Executive be entitled to 50,000 shares each fiscal quarter. Moreover, the board of directors of the company, including a majority vote, may from time to time based on the President & Director performance compensate the executive in additional forms of cash and or stock bonus.

On April 25, 2022, the Company’s President and Director amended his employee agreement commencing April 1, 2022 to receive 2,500,000 shares of the Company’s common stock and receive $8,000.00 as a signing bonus for all the work done since executing the November 3, 2021 escrowed agreement. On the date of this contract, the Executive will receive $4,333.33 (four-thousand, three-hundred, and thirty-three) dollars per month. The frequency of payments will comport to the Company’s policy of paying its executives biweekly which is equivalent to 26 pay periods. In addition, the Executive be entitled to 50,000 shares each fiscal quarter. Moreover, the board of directors of the company, including a majority vote, may from time to time based on the President & Director performance compensate the executive in additional forms of cash and or stock bonus.

On April 29, 2022, the Company, through its court appointed Receiver, entered into a confidential settlement agreement with one of its note holders whereby the Company agreed to pay $85,000 (“Settlement Amount”) in satisfaction of convertible notes totaling $454,717. The Settlement Amount is payable in tranches as follows: $5,000.00 on August 31, 2022, $20,000.00 on September 30, 2022, $20,000.00 on October 31, 2022, $20,000.00 on November 30, 2022, and $20,000.00 on December 31, 2022.

On May 13, 2022, the Eighth Judicial Court in Clark County Nevada received the Company’s Signed April 27, 2022 amended settlement with Cromogen for $585,885 in a month-to-month payment plan starting June 1, 2022, having the initial payment of $45,000 then $10,000 each month followed with the final payment set on July 1, 2027. If the Company defaults on Cromogen’s settlement, a confession of judgement will be executed for the amount of $970,000, representing the total amount of Cromogen’s unsecured claims, less any amount paid by the Company, plus costs and attorney fees incurred to obtain the enforce of judgement.

On May 9, 2022, the Eighth Judicial Court in Clark County Nevada received the Company’s Signed May 4, 2022 settlement agreement and release with Robert L. Stevens and his company Strongbow Advisors, Inc., Dubowsky law, and Fox Rothchild LLP. In the settlement the Company has agreed to pay Fox Rothchild’s fees and expenses in an amount equal to $270,000. The Company shall pay $15,000 within 3 days from entry of the settlement order for court to approve the agreement with the remaining $255,000 being paid over 17 months as follows: $10,000 per month commencing May 1, 2022 then $16,538 per month commencing September 1, 2022 and continuing on the same day each succeeding month through November 1, 2022; then $16,849.85 per month (which includes 7.5% per annum interest component) commencing December 1, 2022 and continuing on the same day of each succeeding month through April 1, 2023; then $17,037.91 per month (which includes 12% per annum interest component) commencing May 1, 2023 provided however, if on or before October 1, 2022 Fox Rothchild irrevocably receives payments from behalf of the Company under the agreement totaling $230,000 (inclusive of the timely payment of $15,000 made 3 days after entry of settlement), then the Fox Rothschild fees shall be deemed satisfied in full. Lastly in the settlement agreement the Company has agreed to pay to the order of Robert Stevens or his assigns (the “Holder”), the sum of US$220,000.00 within 3 days from entry of the settlement order, together with any interest as set forth herein, on April 24, 2023 (the “Maturity Date”), and to pay interest on the unpaid principal balance hereof at the rate of ten percent (10%) (the “Interest Rate”) per annum from the funding date hereof (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. This Note is being issued with a 20% original issuance discount (“OID”).

On May 31, 2022, Earth Science Tech, Inc., a Nevada corporation (the “Company”), exited receivership under the direction of William A. Leonard Jr. of Crisis Management, Inc. (“Receiver”). The Company’s board of directors has resumed full control of the Company pursuant to NRS 78.645(1). The exit was granted by the Eighth Judicial Court in Clark County Nevada. Through the receivership process and Receiver, the Company has positioned itself for future success by (i) entering into settlement agreements with claimed creditors; and (ii) negotiating the pending acquisition of two operating entities. The total receivership administrative fees and costs are $137,850.93. The Receiver has agreed to enter into payments terms with the Company.

On June 24, 2022 the Board of Directors of the Company and a voting majority of its shareholders voted in favor of changing our corporate domicile from Nevada to Florida where the Company operates and is headquartered. On June 27, 2022, the Company filed with the State of Florida all documents required to effectuate the change.

ITEM 9A. CONTROLS AND PROCEDURES

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, as part of the intervening shareholders judicial action, Chief Executive Officer and the intervening shareholders, sought to have, and were successful in moving the Court to dismiss and remove Stevens and Strongbow as receiver, replacing them with Crisis Management, Inc., and William A. Leonard, Jr. as the successor receiver (the “Successor Receiver”). Upon judicial appointment, the Successor Receiver re-appointed the Company’s board of directors, its Chief Executive Officer and Chief Financial Officer pursuant to the same Court Order dated August 27, 2021. Under this new order of appointment and the aforementioned reappointments by the Successor Receiver, the officers and directors of the Company resumed their management roles, under the supervision of the Successor Receiver and the Court. In addition, the Successor Receiver was directed to work with management to implement managements plan of reorganization and to conclude the receivership; whereupon management will resume full control of the Company. One of the Courts directives was that the Successor Receiver evaluate the statement/invoice submitted to the Court by Stevens and to make a determination as to the reasonableness of the claimed amounts as well as their validity. In so doing, the Successor Receiver concluded, among other things, that Receiver should not be allowed to collect the sums he claimed due. One of the concerns management had was if the Receiver’s statement/invoice for approximately $1 million in fees for putative work he was claiming had been performed during and throughout the time of his appointment as Receiver was in fact valid, that the Company would be required to restate each period’s financial statements to include those previously uninvoiced amounts claimed due. However, because the Successor Receiver concluded that these added amounts that were newly invoiced weren’t for work actually performed and should not be paid by the receivership estate, there was ultimately not a need to restate the Company’s financial statements as previously stated in the Current Report filed with the Commission, on June 4, 2021, on Form 8-K. Therefore, the underlying basis for filing that Current Report was determined not to exist after further independent evaluation by the Successor Receiver. The appointment of the Successor Receiver has remedied the most prominent of the Company’s weaknesses in its internal controls and disclosure controls and procedures. The following weaknesses remain, a lack of segregation of duties, no independent directors and lack of controls over financial reporting. Our immediate financial position prevents us from engaging additional personnel and expertise necessary to fully address the remaining weaknesses, we plan to initiate the following series of measures once we have the financial resources to do so:

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

Directors and Executive Officers

Name	Principal Occupation	Age	Director or Officer Since
Nickolas S. Tabraue	Chief Executive Officer and Director	34	2015
Mario G. Tabraue	President	43	2021
Wendell Hecker	Chief Financial Officer	66	2018

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

Officer and Director Background:

Nickolas S. Tabraue -CEO, Director, & Chairman

Mr. Tabraue is an industry veteran having 13 years of professional experience in the nutraceutical, dietary supplement field, as well as retail corporate management. Mr. Tabraue is well versed in his knowledge of supplements, retail management, and customer service. His experience began at The Vitamin Shoppe in 2006 where he started in sales, product placement and customer service leading to his position as a manager of four different locations in 2012. One of these stores was the Company’s highest volume and another included the restructuring of a non-performing high-volume store, achieving high operating levels in operations, service, inventory compliance, and sales. In 2012 he left The Vitamin Shoppe to manage Nutrition Empire, Inc. and was brought on with Earth Science Tech, Inc. when it acquired Nutrition Empire in 2015. In evaluating Mr. Tabraue’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his experience in the nutraceutical, dietary supplement field, as well as retail corporate management and customer service.

Mario G. Tabraue - President & Director

Mario G. Tabraue worked from 1997 until 2002 assisting with real estate transactions as well first- and third-party insurance claims at the law firm of Moises Kaba III. During this time, he also free-lanced creating web sites and working with businesses creating and implementing new processes, in accounting and with digital technologies. From 2002 until 2009, Mr. Tabraue worked for Eller-ITO Stevedoring Company at the Port of Miami where he served in operations and logistics, first with simple vessel operations and as he demonstrated his skills advanced to complex operations and finally management of full vessel planning and operations. From 2009 until 2013 Mr. Tabraue worked for Ceres Marine Terminals as an operations manager where he was given ever increasing responsibilities until among his duties were negotiating contract issues with union labor officials and contract negotiations with companies such as Royal Caribbean, Mediterranean Shipping Lines, Hapag-Lloyd and others. In 2013 through 2014 he began working with Zoological Wildlife Foundation, a business founded by his family in 2008. At the Foundation he restructured operations, tour packages, the accounting systems, and fully automated their booking system through the company’s website. Ultimately all internal procedures were automated and made paperless. In 2014 Mr. Tabraue was recruited back to Eller-ITO where he returned as Marine Manager and has advanced to the position of Special Projects Manager. In 2019, he began work for JCR Medical Equipment serving as the head of finance. In 2020 Mr. Tabraue purchased RxCompoundStore.com with the vision of starting a telemedicine platform to expand the company’s reach and to compete in the online market.

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

Committees of The Board of Directors

The Company is managed under the direction of Nickolas S. Tabraue, Mario G. Tabraue, Jeannette Stiegerwald, and Seven Warm.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to officers and board members during the fiscal years ended March 31, 2022 and 2021. The table sets forth this information for Earth Science Tech, Inc. including salary, bonus, and certain other compensation to the Board members and named executive officers for the past two fiscal years.

EMPLOYMENT AGREEMENTS

Nickolas S. Tabraue started in 2015 at a base salary of $5,000 per month and 50,000 shares granted per quarter. This was changed to $6,000 per month in the first quarter of 2016 and then to $7,000 in the fourth quarter of 2016 and finally to $4,000 every two weeks in the second quarter of 2017. On March 19, 2018 the Company entered into an Employment Agreement with Mr. Tabraue (the “Tabraue Employment Agreement”) for a term of 1 year, renewable upon mutual agreement of both parties for an additional 1-year term. The Tabraue Employment Agreement provides that Mr. Tabraue receive a $8,666.00 monthly salary and 50,000 shares each fiscal quarter. The Tabraue Employment Agreement may be terminated with or without cause, pursuant to the terms therein.

Wendell Hecker started in 2018 at a salary of $2,500 per month and 10,000 shares of restricted common stock per quarter. On April 01, 2020 the Company entered into an Employment Agreement with Mr. Hecker (the “Hecker Employment Agreement”) for a term of 1 year, renewable upon mutual agreement of both parties for an additional 1-year term. The Hecker Employment Agreement provides that Mr. Hecker receive a $1,500 monthly salary and 5,000 shares each fiscal quarter. The term of the Hecker Employment Agreement is 1 year, renewable upon mutual agreement of both parties for an additional 1-year term. The Hecker Employment Agreement may be terminated with or without cause, pursuant to the terms therein.

The compensation that is listed in the table above does not necessarily correspond directly to the officers’ employment agreements for a number of reasons. For example, Tabraue’s compensation does not show a full $104,000 in 2021 because he did not receive his bi-weekly compensation since quarter ending June 2020 to insure other employees were being paid under the receivership.

None of the employees received their quarter ending shares due to the litigation matters, (See Note 6, Legal Proceedings).

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 31, 2022, we had outstanding 53,851,966 shares of common stock. Each share of common stock is currently entitled to one vote on all matters put to a vote of our stockholders. The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of the date hereof by:

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

Beneficial Owner(1)	Common Stock	Series A Preferred Stock	Number of Shares Beneficially Owned(2)	Percent(3)
5% Stockholders:
Majorca Group, Ltd.(5)	5,690,000		5,690,000	10.5%
Great Lakes Holdings Group, Inc.(6)	6,700,000		6,700,000	12.44%
Named Executive Officers and Directors:
Nickolas S. Tabraue – Chief Executive Officer, Secretary and Director (4)	1,000,000		1,000,000	1.85%
Wendell Hecker, Chief Financial Officer (7)	70,000		70,000	0.13%
Jeannette Steigerwald, Director & Bookkeeper (8)	25,000		20,000	0.05
Steven Warm, Corporate Counsel & Director (9)	10,000		10,000	0.02
Mario G. Tabraue, President & Director	0		0	0
All executive officers and directors as a group (5 persons)			13,490,000	24.90%

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2)	Under SEC rules, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options or the settlement of other equity awards.

(3)	Calculated on the basis of 53,851,966 shares of common stock outstanding as of March 31, 2022, plus any additional shares of common stock that a stockholder has the right to acquire within 60 days after March 31, 2021. Further, the positions listed are as of the date of this Registration Statement.

(4)	Nickolas S. Tabraue was Chief Operating Officer from October 2015-March 2018 in addition to the other positions he held the positions listed are current as of the date of this Registration Statement. He receives 50,000 shares per quarter as part of his compensation package and as such as of March 31, 2022 he held 1,000,000 or 1.9% of 53,851,966 shares outstanding.

(5)	Majorca is owned 100% by John Morgan who is also its director and CEO.

(6)	Great Lakes is owned and controlled by Dr. Issa El-Cheikh.

(7)	Wendell Hecker has been the Chief Financial Officer since February 2018 he receives 10,000 shares per quarter as part of his compensation package and as such as of March 31, 2022, he held 70,000 or 0.1% of 53,851,966 shares outstanding.

(8)	Jeannette Stiegerwald has been bookkeeper since October 2016 and appointed as a director in August 2021 in addition to the other positions she held the positions listed are current as of the date of this Registration Statement. She received 25,000 shares on March 31, 2018 and as such as of March 31, 2022 she held 25,000 or 0.05% of 53,851,966 shares outstanding.

(9)	Steven Warm has been Corporate Counsel since 2014 and appointed as a director in August 2021 in addition to the other positions he held the positions listed are current as of the date of this Registration Statement. He received 10,000 shares on March 31, 2018 and as such as of March 31, 2022 she held 14,500 or 0.02% of 53,851,966 shares outstanding.

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

There were no grants of stock options since inception to March 31, 2022. We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

The Board of Directors of the Company has not adopted a stock option plan. The company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. The Company may develop an incentive-based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2014, a former stockholder provided funds to the Company evidenced by 8% uncollateralized notes payable due September 30, 2014. As of March 31, 2021, and March 31, 2020, the Company had $59,558 and $59,558, respectively of these notes payable which are in default. The Company is in current negotiations to extend the maturity of these notes for an additional 2 years. Interest expense for the years ended March 31, 2022 and 2021, were $ 0.00 and $ 0.00, respectively.

The November 3, 2021 Escrowed pending acquisition with RxCompoundStore.com, LLC. and Peaks Curative, LLC., (See 8-K filed on November 8, 2021) were negotiated at arms’ length and both the Company and the owner of the membership units of RxCompound and Peaks had separate counsel, since the owner, Mario G. Tabraue, is the brother of Nickolas Tabraue, the Company’s CEO and a member of our board of directors, Nickolas Tabraue abstained from voting on the resolution of the board of directors that approved these transactions. Mario G. Tabraue has been serving as a member of the board of directors and President of the Company since the execution of the agreement. In addition, under the terms of the same agreement. Mario Tabraue continues to serve as the President of the Company, to serve as president of both RxCompound and Peaks Curative while the membership units of both are in escrow and following closing, when both are wholly owned subsidiaries

EQUITY ISSUANCES TO OFFICERS AND DIRECTORS

No shares have been issued to officers and directors during this period.

Item 14. Principal Accounting Fees and Services.

During the fiscal year ended March 31, 2022 we incurred approximately $26,500 in audit and audit related fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended March 31, 2021. We did not incur any other fees or tax related services fees during that time period.

During the fiscal year ended March 31, 2022 we incurred approximately $30,000 in fees for professional services rendered in connection with the audit of financial statements for the fiscal year ended March 31, 2021, $77,396 in other fees for professional services rendered by our principal independent accountants, and $0 related to tax services, for a total of $0.

BF Borgers is the Company’s principal auditing accountant firm. The Company’s Board of Directors has considered whether the provisions of audit services are compatible with maintaining BF Borgers’s independence. The engagement of our independent registered public accounting firm was approved by our Board of Directors prior to the start of the audit of our consolidated financial statements for the year ended March 31, 2022.

The following table represents aggregate fees billed to the Company for the years ended March 31, 2021 and 2020.

Services	2021	2020
Audit fees	$27,500	$64,800
Audit related fees	$	$
Tax fees	$	$
All other fees	$	$
Total fees	$27,500	$64,800

PART IV

ITEM 15. EXHIBITS

The following exhibits are incorporated into this Form 10-K Annual Report:

Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation	10-12(G)/A	1.1	08/13/2018

3.2	Amendment of Articles of Incorporation	10-12(G)/A	1.2	08/13/2018

3.3	Bylaws of Earth Science Tech, Inc.	10-12(G)/A	1.3	08/13/2018

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EARTH SCIENCE TECH, INC.

Dated: July 14, 2022	By:	/s/ Nickolas S. Tabraue
Nickolas S. Tabraue
	Its:	CEO and Director

