Form 10-K/A
period 2022-03-31
Earth Science Tech, Inc.
filed 2022-07-22
CIK 1538495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KA

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

Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on July 20, 2022 was 54,183,056.

APPLICABLE ONLY TO CORPORATE ISSUERS

Explanatory Note: The purpose of this Amendment No. 1 to the report on Form 10-K for the period ended March 31, 2022, is to update the financials Other Income in the Company’s Consolidated Statements of Operations and Subsidiaries Consolidated Balance Sheets. This Amendment No. 1 is also to update footnotes in the Company’s Consolidated Statements of Operations, Operating Expense, and Consolidated Statements of Stockholders’ (Deficit) Equity. The Company updated its Cash Flow from Operating Activities, Cash Flow from Financing Activities, and Note 8. Subsequent Events.

This Amendment No. 1 continues to speak as of the date of the original Form 10-K for the year ended March 31, 2022, and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-K, or modified or updated those disclosures in any way other than as described in the preceding paragraphs. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-K made on July 14, 2022.

Audit Firm ID	Auditor Name	Auditor Location
5041	BF Borgers CPA PC	Lakewood, CO

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

RESULTS OF OPERATIONS

The following tables set forth summarized cost of revenue information for the year ended March 31, 2022 and for the year ended March 31, 2021:

	For the Years Ended
	March 31,
	2022	2021

Revenue	$14,123	$140,902
Cost of revenues	22,639	100,968
Gross Profit/(Loss)	(8,516)	39,934

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

OPERATING EXPENSE

A reconciliation from our net income (loss) to Adjusted EBITDA, a non-GAAP measure, for the years ended March 31, 2022 and 2021 are outlined in the table below:

	Fiscal Year Ended March 31, 2022 and March 31, 2021
	2022	2021	$ Change	% Change
Compensation - officers	$77,308	$208,750	$(131,442)	(170)%
Officer Compensation Stock	$—	$—	$—
Marketing	$3,655	$—	$3,655	100%
General and administrative	$116,064	$228,790	$(112,726)	(97)%
Professional fees	$8,719	$26,535	$(17,816)	(204)%
Bad Debt Expense	$4,944	—	$4,944	100%
Cost of legal proceedings	$7,500	$105,773	$(98,273)	(1,310)%
Litigation Expense	$0	3,763,200	$(3,763,200)	(100)%
Research and development	$0	9,000	$(9,000)	(100)%
Total operating expenses	$218,190	$4,342,048	$3,215,007	285%

Loss from operations	(226,706)	(4,302,114)	$(4,123,858)	(1,890)%

Other Income (Expenses):
Other income	$3,486,672	407	3,485,858	100%
Interest expense	(10,901)	(4,765)	(6,136)	178%
Interest Expense-Convertible Notes GHS	(67,562)	(71,302)	3,740	(1,806)%
Interest Expense-Promissory Note-GHS	(5,399)	(5,399)
Interest Expense-Mario Portella Note	(2,844)		(2,844)	100%
Interest income
Total other income (expenses)	3,399,966	(81,059)	3,475,785	95%

Net Profit/(Loss) before income taxes	3,173,260	(4,383,173)	7,551,193	41%

Income taxes

Net Profit/(Loss)	$3,173,260	$(4,383,173)	$7,551,193	41%

Net Profit/(Loss) per common share:
Profit/(Loss) per common share-Basic and Diluted	$0.06	$(0.08)	$0.14	43%

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

CASH FLOWS FROM OPERATING ACTIVITIES

Operating Activities for the years ended March 31, 2022 and March 31, 2021, the Company used cash for operating activities of $(168,106) and $(196,686), respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

During the years ended March 31, 2022 and March 31, 2021, the Company had $1,712 in investing activities and $0, respectively.

CASH FLOWS FROM FINANCING ACTIVITIES

During the year ended March 31, 2022, the Company received $28,175 in cash proceeds from sales of registered common stock, $20,000 in cash proceeds from sales of unregistered shares through prior investors, $50,000 from Convertible Note from GHS, $50,000 from Revolving Promissory Note from Issa El-Cheikh, and $25,000 Convertible Note from Mario Portela. For the Year ended March 31, 2022, the Company received $145,000 in cash from the issuance unregistered common stock and convertible notes.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Earth Science Tech, Inc. as of March 31, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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
July 14, 2022

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31,	2022		2021
ASSETS:
Current Assets:
Cash		$26,942		$16,161
Accounts Receivable (net allowance of $0 and $ 101,404 respectively)	$			$6,108
Prepaid expenses and other current assets
Inventory				21,739
Total current assets		26,942		44,008

Property and equipment, net				1,712

Other Assets:
Due from RxCompound		25,000
Rou Asset		0		12,653
Prepaid Acquisition Costs		25,000		—
Deposits		0		6,191
Total other assets		50,000		18,844
Total Assets		$76,942		$64,564

LIABILITIES AND STOCKHOLDERS EQUITY:
Current Liabilities:
Accounts payable		$202,270		$173,994
PPP Loans		$31,750		$62,965
Issa Loan Advance		$50,000		$49,980
Issa Revolving Note		$50,000	$
SBA EDIL Loan		$106,800		$106,800
Accrued expenses		$311,610		$234,319
Accrued settlement		$585,886		$3,994,523
Interest Payable-Conv Notes-GHS		83,475		29,107
Interest Payable-Promissory Note-GHS		14,429		9,029
Convertible Notes GHS		326,838		328,484
Promissory Note-GHS		30,000		30,000
Due to RxCompound		1,895
Note Payable-Portella		27,500
Interest Payable-Portella Note		344
Lease Liability-Current				12,653
Notes payable - related parties		59,558		59,558
Total current liabilities		1,882,355		5,091,412
Total liabilities		1,882,355		5,091,412

Commitments and contingencies

Stockholders’ (Deficit) Equity:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 53,851,966 and 50,551,966 shares issued and outstanding as of March 31, 2022 and March 31, 2021 respectively		53,853		50,553
Additional paid-in capital		28,264,452		28,219,577
Accumulated deficit		(30,123,718)		(33,296,978)
Total stockholders’ (Deficit)Equity		(1,805,413)		(5,026,848)
Total Liabilities and Stockholders’ Equity		$76,942		$64,564

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2022	2021
Revenue	$14,123	$140,902
Cost of revenues	22,639	100,968
Gross Profit	(8,516)	39,934

Operating Expenses:
Compensation - officers	77,308	208,750
Officer Compensation Stock
Marketing	3,655
General and administrative	116,064	228,790
Professional fees	8,719	26,535
Bad Debt Expense	4,944
Litigation Expense		3,763,200
Cost of legal proceedings	7,500	105,773
Research and development		9,000
Total operating expenses	218,190	4,342,048

Loss from operations	(226,706)	(4,302,114)

Other Income (Expenses):
Other income	3,486,672	407
Interest expense	(10,901)	(4,765)
Interest Expense-Convertible Notes GHS	(67,562)	(71,302)
Interest Expense-Promissory Note-GHS	(5,399)	(5,399)
Interest Expense-Mario Portella Note	(2,844)
Interest income
Total other income (expenses)	3,399,966	(81,059)

Net Profit/(Loss) before income taxes	3,173,260	(4,383,173)

Income taxes

Net Profit/Loss	$3,173,260	$(4,383,173)

Net Profit/(Loss) per common share:
Profit/(Loss) per common share-Basic and Diluted	$0.06	$(0.08)

EARTH SCIENCE TECH. INC, AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance March 31, 2020	37,813,092	$37,814	$	$	$(28,050,192)	$(28,913,805)	(825,799)

Common stock issued for cash	2,837,299	2,838			57,686		60,524
Common stock issued for services
Common stock issued for officer compensation
Common stock issued for employee compensation
Common stock issued for Conversion on Note	9,901,575	9,901			111,699		121,600
Net Profit/(Loss)						(4,383,173)	(4,383,173)

Balance March 31, 2021	50,551,966	$50,553	$		$28,219,577	$(33,296,978)	(5,026,848)

Common stock issued for cash	1,000,000	1,000			19,000		20,000
Common stock issued for services
Common stock issued for officer compensation
Common stock issued for Conversion on Note	2,300,000	2,300			25,875		28,175
Net Profit/(Loss)						3,173,260	3,173,260

Balance March 31, 2022	53,851,966	$53,853	$		$28,264,452	$(30,123,718)	(1,805,413)

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended March 31
	2022	2021
Cash Flow from Operating Activities:
Net Profit/(Loss)	3,173,260	(4,383,173)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation
Depreciation and amortization		2,421
Changes in operating assets and liabilities:
Increase/Decrease in deposits	6,191
Increase/Decrease in prepaid expenses and other current assets	(43,892)	32,879
Decrease/Increase in inventory	21,738	41,609
Decrease/increase in other current liabilities	(22,333)
Increase in accrued settlement	(3,408,637)	3,763,200
Increase in accounts payable and accrued expenses	105,567	346,378
Net Cash Used in Operating Activities	(168,106)	(196,686)

Investing Activities:
Purchases of property and equipment	1,712
Patent expenditures
Net Cash Used in Investing Activities	1,712

Financing Activities:
Proceeds from issuance of common stock	48,175	60,524
Proceeds from notes payable- related party
Proceeds from Convertible Note 6-GHS	50,000	121,600
Proceeds from Convertible Notes-Mario Portela	25,000
Proceeds from Issa Revolving Note	50,000
Repayment of advances from related party
Net Cash Provided by Financing Activities	173,175	182,124

Net Increase in Cash	6,781	(14,562)

Cash - Beginning of year	16,161	30,723
Cash - End of year	26,942	16,161

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

Convertible Note VCAMJI IRREV. TRUST, C/O Giorgio R. Saumat, Trustee was issued June 10, 2022 for cash received $150,000, will accrue at a rate of 10% on a 360-day year. Maturity date is July 28, 2023.

On June 24, 2022 the Board of Directors of the Company and a voting majority of its shareholders voted in favor of changing our corporate domicile from Nevada to Florida where the Company operates and is headquartered. On June 27, 2022, the Company filed with the State of Florida all documents required to effectuate the change.

Convertible Note VCAMJI IRREV. TRUST, C/O Giorgio R. Saumat, Trustee was issued July 10, 2022 for cash received $200,000, will accrue at a rate of 10% on a 360-day year. Maturity date is July 5, 2023.

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

Item 14. Principal Accounting Fees and Services.

During the fiscal year ended March 31, 2022 we incurred approximately $27,500 in audit and audit related fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended March 31, 2021. We did not incur any other fees or tax related services fees during that time period.

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

EARTH SCIENCE TECH, INC.

Dated: July 22, 2022	By:	/s/ Nickolas S. Tabraue
Nickolas S. Tabraue
	Its:	CEO and Director

