Form 10-Q
period 2022-06-30
Earth Science Tech, Inc.
filed 2022-08-15
CIK 1538495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55000

EARTH SCIENCE TECH, INC.

(Exact name of registrant as specified in its charter)

Florida	80-0931484
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 15, 2022, there were 59,383,056 shares of registrant’s common stock outstanding.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Earth Science Tech, Inc. & Subsidiaries

Consolidated Balance Sheets

	June 30	March 31,
	2022	2022

ASSETS
Current Assets:
Cash	$20,323	$26,942
Accounts Receivable(net allowance of $0 and $101,404 respectively )	$—	$—
Prepaid expenses and other current assets	—	—
Inventory	—	—
Total current assets	20,323	26,942

Other Assets:
Due from RxCompound	250,000	25,000
Prepaid Acquisition Costs	50,000	25,000
Total other assets	300,000	50,000
Total Assets	$320,323	$76,942

LIABILITIES AND STOCKHOLDERS’S EQUITY

Current Liabilities:
Accounts payable	$185,912	$202,270
PPP Loan	$—	31,750
Accrued Settlement-Fox Rothchild	$235,000	31,750
Accrued Settlement-GHS	$85,000	31,750
Accrued Settlement-Steven Warm	$20,000	—
Accrued Receiver Fees-William Leonard	$60,309	—
Convertible Promissory Note-Strongbow Advisors	$220,000	—
Convertible Note 1-VCMAJI Irrevocable Trust	$150,000	—
Issa Loan Advance	$50,000	50,000
Issa Revolving Note	$250,000	50,000
SBA EDIL Loan	$104,519	106,800
Accrued expenses	$174,227	$311,610
Accrued settlement	540,886	584,886
Interest Payable-Conv Notes-GHS	—	83,475
Interest Payable-Promissory Note-GHS	—	14,429
Convertible Notes -GHS	—	326,838
Promissory Note-GHS	—	30,000
SBA Payable	6,252
Notes payable - related party	59,558	59,558
Due to RX Compound	110,363	1,895
Note Payable-Mario Portella	27,500	27,500
Interest Payable-Portella Note	892	344
Notes payable - related party	59,558	59,558

Total current liabilities	2,280,418	1,882,355

Commitments and contingencies

Stockholders’ (Deficit) Equity:
Common stock, par value $0.001 per share, 750,000,000 shares authorized; 53,851,966 and 53,851,966 shares issued and outstanding as of June 30, 2022 and March 31, 2022 respectively	53,353	50,853
Additional paid-in capital	28,264,452	28,264,452
Accumulated deficit	(30,278,400)	(30,123,718)
Total stockholders’ (Deficit)Equity	(1,960,095)	(1,805,413)
Total Liabilities and Stockholders’ (Deficit) Equity	$320,323	$76,942

Earth Science Tech, Inc. & Subsidiaries

Consolidated Statements of Operations

	For the three	For the three
	Months Ended	Months Ended
	June 30, 2022	June 30, 2021

Revenue	$—	$7,490
Cost of revenues	—	3,745
Gross Profit	—	3,745

Operating Expenses:

Compensation - officers	31,250	5,712
General and administrative	142,997	7,196
Professional fees	5,200	900
Loss on disposal of assets	—	1,712
Bad Debt Expense	—	—
Litigation Expense	512,725	—
Cost of legal proceedings	—	(233)
Total operating expenses	692,172	15,287

Loss from operations	(692,172)	(11,542)
Other Income (Expenses)
Other Income	547,608	294
Interest expense	(5,598)	(1,191)
Interest Expense-Convertible Notes GHS	—	(875)
Interest Expense-Promissory Note-GHS	—	(1,346)
Portela Interest	(549)	—
Int Exp-SBA Loan	(3,971)	—
Total other income (expenses)	537,490	(10,868)

Net Profit/(Loss) before income taxes	(154,682)	(22,410)

Income taxes	—	—

Net Profit/(Loss)	$(154,682)	$(22,410)

Earth Science Tech, Inc. & Subsidiaries

Consolidated Statements of Stockholders’ (Deficit) Equity

For Three Months Ended June 30, 2022 and 2021

	Common Stock		Preferred Stock		Additional Paid-in	Accumalated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance March 31, 2021	50,551,966	$50,553	$—	—	$28,219,577	$(33,296,978)	(5,026,848)

Common stock issued for cash	—	—	—	—	—	—	—
Common stock issued for services	—	—	—	—	—	—	—
Common stock issued for officer compensation	—	—	—	—	—	—	—
Common stock issued for Conversion on Note	2,300,000	2,300			25,875		28,175
Net Profit/(Loss)						(22,410)	(22,410)

Balance June 30, 2021	52,851,966	$52,853	$—	—	$28,245,452	$(33,319,388)	(5,021,083)

Common stock issued for cash	—	—	—	—	—	—	—
Common stock issued for services	—	—	—	—	—	—	—
Common stock issued for employee compensation	—	—	—	—	—	—	—
Common stock issued for Conversion on Note	—	—	—	—	—	—	—
Net Profit/(Loss)						3,341,399	3,341,399

Balance September 30, 2021	52,851,966	$52,853	$—	—	$28,245,452	$(29,977,989)	(1,679,684)

Common stock issued for cash	500,000	500	—	—	9,500	—	10,000
Common stock issued for services	—	—	—	—	—	—	—
Common stock issued for officer compensation	—	—	—	—	—	—	—
Common stock issued for Conversion on Note
Net Profit/(Loss)						(115,048)	(115,048)

Balance December 31, 2021	53,351,966	$53,353	$—	—	$28,254,952	$(30,093,037)	(1,748,732)

Common stock issued for cash	500,000	500	—	—	9,500	—	10,000
Common stock issued for services	—	—	—	—	—	—	—
Common stock issued for officer compensation	—	—	—	—	—	—	—
Common stock issued for Conversion on Note	—	—	—	—	—	—	—
Net Profit/(Loss)						(30,681)	(30,681)

Balance March 31, 2022	53,851,966	$53,853	$—	—	$28,264,452	$(30,123,718)	(1,805,413)

Common stock issued for cash	—	—	—	—	—	—	—
Common stock issued for services	—	—	—	—	—	—	—
Common stock issued for officer compensation	—	—	—	—	—	—	—
Common stock issued for Conversion on Note	—	—	—	—	—	—	—
Net Profit/(Loss)						(154,682)	(154,682)

Balance June 30, 2022	53,851,966	$53,853	$—	—	$28,264,452	$(30,278,400)	(1,960,095)

Earth Science Tech, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2022	June 30, 2021

Cash Flow From Operating Activities:
Net Profit/(Loss)	(154,682)	(22,410)
Changes in operating assets and liabilities:
Increase/Decrease in prepaid expenses and other current assets	(250,000)	13,817
Increase in accrued settlement	295,000	—
Decrease/Increase in inventory	—	3,745
Decrease in accounts payable	(46,937)	(31,331)
Net Cash Used in Operating Activities	(156,619)	(36,179)

Investing Activities:
Purchases of property and equipment	—	1,712
Net Cash Used in Investing Activities	—	1,712

Financing Activities:
Proceeds from issuance of common stock	—	28,175
Proceeds from notes payable- related party	—	—
Proceeds from Convertible Notes	150,000	—
Intrinsic value of Conv Notes-Addtl Paid-in-Capital	—	—
Net Cash Provided by Financing Activities	150,000	28,175

Net Decrease in Cash	(6,619)	(6,292)

Cash - Beginning of period	26,942	16,161
Cash - End of period	20,323	9,869

EARTH SCIENCE TECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(UNAUDITED)

Note 1 — Organization and Nature of Operations

Earth Science Tech, Inc. (“ETST” or the “Company”) was incorporated under the laws of the State of Nevada on April 23, 2010 subsequently changed to the State of Florida on June 27, 2022. As of November 3, 2021 the Company entered into an agreement that is currently pending to acquire RxCompoundStore.com, LLC and Peaks Curative, LLC through the purchase of 100% of the outstanding equity securities both entities. Under the terms of the transaction, the Seller agreed to exchange one Hundred (100) RxCompound Units and One Hundred (100) Peaks Units in exchange for 3,000,000 shares of the Company’s common stock together with $300,000 in cash. The transaction is structured in a way that allows the Buyer to raise the $300,000 cash component of the purchase price over time as it seeks and received additional funding. The cash component is managed separately, and under the terms of the Agreement, $0.50 of every $1.00 raised by the Company shall be held in escrow until the full $300,000 can be paid in full (unless the Seller waives and postpones the right to immediate payment as the Company is raising capital) at which time the parties will officially close the acquisition. The Company has until 12/31/2022 to raise the funds required to close the transaction. In addition to the Buyer’s payment of $300,000 as a condition to Closing, the Seller has its own deliverables that are conditions to Closing. For example, the Seller is required to deliver an audit that will allow the Company to prepare and file a current report on Form 8-K. The Company has since been positioning itself for its new direction.

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

Peaks Curative, LLC. (“PCL”) was established as a marketing company initially to market men’s ED products directly to potential patients, however the Company plans to expand the products offered to include those that RXC can prepare and sell. PCL is what is known as a “telemedicine referral site” facilitating asynchronous consultations for branded compound medications prepared at RXC. For Example, men that respond to ads for ED gummies are referred to licensed medical professionals who determine eligibility by questionnaires completed by the prospective patient. With the answers provided, the doctor determines if the prospective patient can safely take the medication and meet that he meets the requirements. Having determined that he meets the requirements and can safely use the medication, the doctor will then send in a prescription to RXC, who, in turn will fill and send the gummies or other medication to the customer/patient. Since RXC is only licensed in Florida and New York, PCL will not target its marketing efforts in other states unless it establishes a referring relationship with pharmacies in other states where RXC does not intend to seek licensure as a compounding pharmacy. As RXC expands the products it wants to focus on, PCL will develop campaigns to drive sales for those products.

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

Principles of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiary Earth Science Foundation, Inc. is a non-profit favored entity of the Company. After the conditions to Closing have been met, RxCompoundStore.com, LLC., Peaks Curative, LLC will also be wholly owned subsidiaries of the Company.

Earth Science Foundation (“ESF”) is a favored entity of ETST, effectively being a non-profit organization on February 11, 2019 and is structured to accept grants and donations.

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

Inventories

The Company currently does not hold any inventories as it works on closing its pending acquisitions, once closed the Company will have inventories are stated at the lower of cost or market using the first in, first out (FIFO) method. A reserve is established if necessary to reduce excess or obsolete inventories to their net realizable value, (See Note 1. Organization and Nature of Operations).

Cost of Sales

Components of costs of sales will include product costs, shipping costs to customers and any inventory adjustments once its pending acquisition is closed, (See Note 1. Organization and Nature of Operations)

Shipping and Handling Costs

The Company will include shipping and handling fees billed to customers as revenues and shipping and handling costs for shipments to customers as cost of revenues once the pending acquisitions are closed, (See Note 1. Organization and Nature of Operations).

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

Interest and penalties related to liabilities for uncertain tax positions will be charged to interest and operating expenses, respectively. The Company has net operating loss carry forwards (NOL) for income tax purposes of approximately $6,150,613. This loss is allowed to be offset against future income until the year 2039 when the NOL’s will expire. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the substantial losses incurred through June 30, 2022. There was no change in the valuation allowance for the periods ended June 30, 2022 and 2021.

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

Intangible Assets

The Company’s balance of intangible assets on the condensed consolidated balance sheet net of accumulated amortizations $0 and $0 as of June 30, 2022 and June 30, 2021,

Reclassification

Certain amounts from the prior period have been reclassified to conform to the current period presentation.

Note 3 — Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At June 30, 2022, the Company had negative working capital, an accumulated deficit of $30,278,400. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 5 – Stockholders’ Equity

During the three months ended June 30, 2022 and 2021, the Company issued 0 and 0 common shares for an aggregate sales price of $0 and $0 respectively.

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

Following the discharge and removal of Robert L. Stevens and Strongbow Advisors, Inc., the successor Receiver, William A Leonard, Jr., of Crisis Management, Inc., undertook the investigation of the former receiver’s actions, practices, and claims for fees for work he alleges was performed. The Successor Receiver then issued his report evaluating Mr. Stevens fees claims and found that there were no outstanding fees due. The court has set to an evidentiary hearing that has been scheduled and rescheduled for the court to consider the successor receivers conclusions as well as the former receiver’s potential liabilities to the Company. The evidentiary hearing was later canceled due to the Company settling with Stevens and his company Strongbow Advisors, Inc., Dubowsky law, and Fox Rothchild LLP. In the settlement the Company has agreed to pay Fox Rothchild’s fees and expenses in an amount equal to $270,000. The Company shall pay $15,000 within 3 days from entry of the settlement order for court to approve the agreement with the remaining $255,000 being paid over 17 months as follows: $10,000 per month commencing May 1, 2022 then $16,538 per month commencing September 1, 2022 and continuing on the same day each succeeding month through November 1, 2022; then $16,849.85 per month (which includes 7.5% per annum interest component) commencing December 1, 2022 and continuing on the same day of each succeeding month through April 1, 2023; then $17,037.91 per month (which includes 12% per annum interest component) commencing May 1, 2023 provided however, if on or before October 1, 2022 Fox Rothchild irrevocably receives payments from behalf of the Company under the agreement totaling $230,000 (inclusive of the timely payment of $15,000 made 3 days after entry of settlement), then the Fox Rothschild fees shall be deemed satisfied in full. Lastly in the settlement agreement the Company has agreed to pay to the order of Robert Stevens or his assigns (the “Holder”), the sum of US$220,000.00 within 3 days from entry of the settlement order, together with any interest as set forth herein, on April 24, 2023 (the “Maturity Date”), and to pay interest on the unpaid principal balance hereof at the rate of ten percent (10%) (the “Interest Rate”) per annum from the funding date hereof (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. This Note is being issued with a 20% original issuance discount (“OID”).

On August 30, 2021, the Company reached a settlement with Cromogen for $585,885.90 in a month-to-month payment plan starting January 1, 2022, having the initial payment of $45,000 and $10,000 each month followed with the final payment set on December 1, 2026. If the Company was able to and decides to pay the settlement entirely prior to January 1, 2022 commencement, a $85,885.90 reduction would have taken place bringing the total settlement to $500,000. If the Company defaulted on Cromogen’s settlement, a confession of judgement would be executed for the amount of $970,000, representing the total amount of Cromogen’s unsecured claims, less any amount paid by the Company, plus costs and attorney fees incurred to obtain and enforce the judgement. As of the month of March Cromogen’s settlement terms were being renegotiated due to the Company extended review time taken by the Successor Receiver as well as continuing negotiations with Stevens. The Company renegotiated payment terms on April 27, 2022 amended settlement with Cromogen for $585,885 in a month-to-month payment plan starting June 1, 2022, having the initial payment of $45,000 then $10,000 each month followed with the final payment set on July 1, 2027. If the Company defaults on Cromogen’s settlement, a confession of judgement will be executed for the amount of $970,000, representing the total amount of Cromogen’s unsecured claims, less any amount paid by the Company, plus costs and attorney fees incurred to obtain the enforce of judgement.

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

Lease Agreements

On August 31, 2021, the Company entered into an agreement with JCR Medical Equipment, Inc., a Florida Corporation to lease a 1,000 square foot facility consisting of office and warehouse space that is a part of its 13,000/sq. ft. facility located at 10650 NW 29th Terrace Doral, FL 33172. JCR Medical Equipment, Inc. is part of the Company’s two-part acquisition plan described in the Company’s current report filed with the Commission on Form 8-K on September 10, 2021. The Company on or about November 3, 2021 entered into an agreement to acquire both RxCompound and Peaks and the Company plans to relocate its facility to RxCompound’s facility once the acquisition transaction is completed.

Note 7 — Balance Sheet and Income Statement Footnotes

Accounts receivable represent normal trade obligations from customers that are subject to normal trade collection terms, without discounts or rebates. If collection is expected in one year or less they are classified as current assets. If not, they are presented as non-current assets. Notwithstanding, these collections, the Company periodically evaluates the collectability of accounts receivable and considers the need to establish an allowance for doubtful debts based upon historical collection experience and specifically identifiable information about its customers. As of

As of June 30, 2022, ROU Asset was $0 and Lease Liability-Current was $0.

Accounts payable are obligations to pay for goods and services that have been acquired in the ordinary course of business from suppliers. Accounts payable are classified as current liabilities if payment is due within one year or less (or in the normal operating cycle of the business if longer). If not, they are presented as non-current liabilities

Accrued expenses of $104,519 as of June 30, 2022 mainly represent, $102,000 in payroll for Nickolas S. Tabraue, and the remainder for of accrued interest on related Notes Payable..

General and administrative expenses were $142,997 and 7,196 for June 30, 2022 and 2021 respectively. For the three months ended June 30, 2022, $137,850 in receivership administration fees and costs and the remainder for operations.

Professional fees were $5,200 for the three months ended June 30, 2022.

Litigation expenses were $512,725 for the three months ended June 30, 2022 includes all the accrued settlements from the litigation including accrued settlements with Fox Rothchild, Strongbow Advisors, Steven Warm, and legal, (See Note 6, Legal Proceedings).

Other income were $547,608 for the three months ended June 30, 2022.

Interest expense was $(5,598) and $(1,191) for three months ended June 30, 2022 and 2021. Interest expense for three months ended June 30, 2022 was mainly due to Convertible Notes Mario Portela and Issa El-Chelkh.

Note 8 — Subsequent Events

Convertible Note VCAMJI IRREV. TRUST, C/O Giorgio R. Saumat, Trustee was issued July 10, 2022 for cash received $200,000, will accrue at a rate of 10% on a 360-day year. Maturity date is July 5, 2023.

On July 15, 2022 the Company’s Board of Directors and Majority Stockholders approved a corporate name change to “Smart Curative Solutions, Inc.” from “Earth Science Tech, Inc.” Management believes that changing the Company’s name to Smart Curative Solutions will give the Company an improved identity for its new direction.

When the Name Change is effectuated, the Company’s common stock will receive a new CUSIP number, which is the number used to identify the Company’s equity securities, but the stock certificates with the older CUSIP number will not need to be exchanged for stock certificates with the new CUSIP number. They will be issuable upon surrender. The Company’s common stock will continue to be quoted on the OTC Markets. We will report its new CUSIP number and we will have a new trading symbol, that is anticipated to be “SCSI.” This change is subject to approval by FINRA.

On August 8, 2022 the Company and a voting majority of its shareholders voted in favor of engaging Bolko & Associates, LLC (“New Accountant”) to audit the Company’s financial statements for the period ending June 30, 2022. The New Accountant has been engaged for general audit and review services and not because of any particular transaction or accounting principle, or because of any disagreement with the Company’s former accountant, BF Borgers CPA PC. (the “Former Accountant”).

The Former Accountant’s reports on the Company’s financial statements during its past six fiscal years did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, except for a going concern qualification contained in its audit report for the fiscal years ending March 31, 2016 to 2022. The decision to change accountants was recommended and approved by the Company’s Board of Directors. During the fiscal years ended March 31, 2016 to March 31, 2022 and through the date hereof, the Company did not have any disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with their report to the subject of the disagreement.

Neither the Company nor anyone on its behalf consulted the New Accountant regarding (i) the application of accounting principles to a specific completed or contemplated transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements, or (iii) any matter that was the subject of a disagreement or event identified in response to Item 304(a)(2) of Regulation S-K (there being none).

Item

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Registration Statement filed on Form 10-12g and our Annual Report filed on Form 10-K for the fiscal year ended March 31, 2022, as well as our Quarterly report filed on Form 10-Q for the period ending December 31, 2021.

OVERVIEW

The Company is an innovative biotechnology company operating in the fields of nutraceutical, pharmaceutical, medical equipment and devices. Currently in a pending transaction to enter into compounding Schedules II and III controlled medications through its pending wholly owned subsidiary RxCompoundStore.com, LLC. and launching soon its pending wholly owned subsidiary Peaks Curative, LLC. telemedicine platform affiliated with doctors for online prescriptions to be fulfilled by RxCompounStore.com LLC. Shortly after entering into the purchase agreement with RxCompoundstore.com and Peaks Curative (See Note 1, Organization and Nature of Operations).

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

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary Earth Science Foundation , Inc.

The Company will operate through its wholly owned subsidiaries that will provide products, marketing and distribution. As of January 31, 2018 the Company created Earth Science Foundation, Inc., the Company’s favored entity, effectively being a non-profit organization on February 11, 2019 and is structured to accept grants and donations. Provided that the Company is currently in escrow stages to acquire RxCompoundStore.com, LLC. and Peaks Curative, LLC., once closed, both entrees will be wholly owned under the Company, (See Note 4, Related Party and Transaction).

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

Inventories

The Company currently has no inventories as its positioning itself for it pending merger transaction to close, (See Note 1, Organization and Nature of Operations). Once closed, the Company will have inventories consist of various types of nutraceuticals and prescriptions at the Company’s main office and compounding pharmacy. Inventories will be stated at the lower of cost or market using the first in, first out (FIFO) method. A reserve is established if necessary to reduce excess or obsolete inventories to their net realizable value.

Cost of Sales

Components of costs of sales will include product costs, shipping costs to customers and any inventory adjustments.

Shipping and Handling Costs

The Company will include shipping and handling fees billed to customers as revenues and shipping and handling costs for shipments to customers as cost of revenues.

Research and Development

Research and development costs will be expensed as incurred. The Company’s research and development expenses relate to its engineering activities, which consist of the design and development of new products for specific customers, as well as the design and engineering of new or redesigned products for the industry in general.

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

As of June 30, 2022 the Company had no warrants issued or outstanding.

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

Liquidity and Capital Resources.

For the Three-Month Period Ended June 30, 2022 versus June 30, 2021

During the three months ended June 30, 2022, net cash used in the Company’s operating activities totaled $(692,172) compared to $(11,542) during the three months ended June 30, 2021. During the three months ended June 30, 2022, net cash used in investing activities totaled $0 compared to $1,712 provided by investing activities during the three months ended June 30, 2021. During the three months ended June 30, 2022, net cash provided by financing activities totaled $150,000 compared to $28,175 from financing activities during the three months ended June 30, 2021.

At June 30, 2022, the Company had cash of $20,323, accounts receivable of $0, inventories of $0 and prepaid expenses of $0 that comprised the Company’s total current assets totaling $320,323. The Company’s property and equipment at June 30, 2022 had a net book value of $0.

Convertible Note Issa issued 2/9/21 for cash received $50,000, face amount $55,000 will accrue at a rate of 10% on a 360-day year. Maturity date is February 15, 2020. This note is at default and will continue accruing at the rate of 10%.

Revolving Promissory Note Issa El-Chelkh issued 1/28/22 for cash received $50,000 fwill accrue at a rate of 5% on a 360-day year. Maturity date January 23, 2023. The Revolving Promissory Note from Issa El-Chelkh’s $250,000 revolving credit agreement issued on August 31, 2021 now holds $200,000 in remaining credit.

Revolving Promissory Note Issa El-Chelkh issued 4/1/22 for cash received $200,000 will accrue at a rate of 5% on a 360-day year. Maturity date January 23, 2023. The Revolving Promissory Note from Issa El-Chelkh’s $250,000 revolving credit agreement issued on August 31, 2021 now holds $0 in remaining credit.

Convertible Note Portela issued 2/3/22 for cash received $25,000, face amount $27,500 will accrue at a rate of 8% on a 360-day year. Maturity date is July 28, 2023.

Convertible Note VCAMJI IRREV. TRUST, C/O Giorgio R. Saumat, Trustee issued 6/10/22 for cash received $150,000 will accrue at a rate of 10% on a 360-day year. Maturity date is July 28, 2023.

At June 30, 2022, the Company had total liabilities of $941,195 is in a month to month payment plan that is currently, (See Note 6 Legal Proceedings). In addition, the current liabilities also include $110,363 is due to RxCompoundStore, LLC., currently in a pending acquisition transaction, (See Note 4 Related Party Balances and Transaction and Note 5 Stock Holder Equity).

At June 30, 2022, the Company had a stockholder’s equity totaling $(1,960,095) compared to an equity of $(5,021,083) for the period ending June 30, 2021.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2022 versus June 30, 2021

The Company’s revenue for the three months ended June 30, 2022 was $0 compared to June 30, 2021 revenue totaling $7,490. The decrease in revenue is primarily attributed to the Company transitioning out o CBD and into pharmaceuticals and telemedicine. (See Note 2 Overview)

The Company incurred operating expenses for the three months ended June 30, 2022 totaling $692,172, compared to $15,287 during the three months ended June 30, 2021. The increase in operating expenses can be attributed to the Company’s litigation expenses and general and administration expenses.

Officer compensation for the three months ended June 30, 2022 was $31,250 in cash and $0.00 in stock based compensation compared to $5,712 in cash and $0 in stock based compensation during the three months ended June 30, 2021. This increase is due to reading its CEO and CFO, and adding its new president atom its pending acquisition, (See 8-K filed on 4/26/2022).

The Company incurred general and administrative expenses of $142,997, during the three months ended June 30, 2022, compared to $7,196 during the three months ended June 30, 2021. This increase is due to the accrued receivership fees and cost, (please see Note 6, Legal Proceedings, )

The Company paid professional fees of $5,200, during the three months ended June 30, 2022, compared to $900 during the three months ended June 30, 2021. This increase is due to December’s 10-Q audit review fee.

The Company incurred costs of legal proceedings of $0 during the three months ended June 30, 2022, compared to $(233) during the three months ended June 30, 2021.

The Company generated a net loss from continuing operations for the three ended June 30, 2022 and 2021 of approximately $(154,682) and $(22,410), respectively. As of June 30, 2022 and March 31, 2022, the Company had current assets of $320,323 and $76,942, respectively, which included the following as of June 30, 2022: cash and cash equivalents of approximately $20,323; amounts due from RxCompoundStore, LLC. of $250,000; and prepaid acquisition costs of $50,000; Compared to; and the following as of March 31, 2022 cash and cash equivalents of approximately $26,942; amounts due from RxCompoundStore.com of $25,000; and prepaid acquisition costs of $25,000.

The Company’s Plan of Operation for the Next Twelve Months

The Company’s auditors have expressed doubt as to our ability to continue as a going concern in part, because at June 30, 2022, the Company had negative working capital, an accumulated deficit of $(30,278,400) and a note payable that has passed its maturity date and although the holder has been willing to forbear on collection activities, there is no formal written forbearance agreement and the holder could commence collections at any time if it so wished. The Company believes this is unlikely given the relative size of the note valued at $109,558 compared with the value of the note holder’s 6,700,000 shares of Common Stock. The largest note holders being Issa El-Chelkh with a combined total note valued at $300,000 and VCAMJI IRREV. TRUST, C/O Giorgio R. Saumat, Trustee with a total note valued at $150,000, both are unlikely to convert due to the relationship with the Company and their maturity dates being 2023. Additionally, our Current Liabilities have historically exceeded our Current Assets; and as of June 30, 2022 that trend was continued with our Current Liabilities of $2,280,418 exceeding our Current Assets of $320,323 by $1960,095. While this trend is certainly has not been part of the Company’s objectives, management does not see it as particularly significant because in considering our Current Liabilities, $537,058 of them are represented in a related party note held by a “friendly” creditors, one who is also a large shareholder. and $941,195 in month to month payment terms. In addition, the Current Liabilities also include the combined Accrued Settlement amount of $941,195 for Cromogen amount of $540,886; Fox Rothchild amount of 235,000; GHS amount of 85,000; and Steven warm amount of $20,000, all in a month-to-month payment plan, (See Note 6 Legal Proceedings). Lastly, the current liabilities includes June 30, 2022 receiver fees for William Leonard, (See Note 6, Legal Proceedings).

Regardless of the forgoing issues, the Company will require additional debt or equity financing for its operations as currently conducted. The Company is currently in a pending transaction to enter into compounding Schedules II and III controlled medications through its pending wholly owned subsidiary RxCompoundStore.com, LLC. and launching soon its pending wholly owned subsidiary Peaks Curative, LLC. telemedicine platform affiliated with doctors for online prescriptions to be fulfilled by RxCompounStore.com LLC. Shortly after entering into the purchase agreement with RxCompoundstore.com and Peaks Curative (See Note 1, Organization and Nature of Operations). The Company plans to offer a wide selection of health and nutrition products online and through clinics and pharmacies. In particular, the Company intends to continue with its plans to move its compounding pharmacy to a larger facility thereby positioning itself to maximize efficiencies once the telemedicine platform is launched. In addition to the larger facility, the Company plans to build a sterile facility so that injectable products may be compounded and sold. Our current product selection includes many high-quality ingredients to formulate and fulfill prescriptions when ordered, and includes its proprietary Tadalafil Gummies.

Historically the Company has had a strong base of existing shareholders who are committed to its vision, they have historically demonstrated a willingness to purchase shares of stock when they are offered and friendly convertible notes. If these shareholders were to cease purchasing shares and notes when offered, if the Company were unable to secure other sources of debt or equity financing, or if the Company were unable to secure any or sufficient financing and on terms that are acceptable to it collectively, the Company would not be able to continue operations as currently planned. However the Company does have sufficient resources over the short and long term with scaled back expenses and pending acquisition transaction, (See Note 4, Related Party Balances and Transactions) and operations as planned. Additional funding primarily allows the Company to expedite our business plan. During the periods ending June 30, 2022 and June 30, 2021 the Company has met its capital requirements through a combination of operating activities and through external financing through the sale of its restricted common stock and convertible notes. The Company intends to continue through friendly convertible notes.

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

Following the discharge and removal of Robert L. Stevens and Strongbow Advisors, Inc., the successor Receiver, William A Leonard, Jr., of Crisis Management, Inc., undertook the investigation of the former receiver’s actions, practices, and claims for fees for work he alleges was performed. The Successor Receiver then issued his report evaluating Mr. Stevens fees claims and found that there were no outstanding fees due. The court has set to an evidentiary hearing that has been scheduled and rescheduled for the court to consider the successor receivers conclusions as well as the former receiver’s potential liabilities to the Company. The evidentiary hearing was later canceled due to the Company settling with Stevens and his company Strongbow Advisors, Inc., Dubowsky law, and Fox Rothchild LLP. In the settlement the Company has agreed to pay Fox Rothchild’s fees and expenses in an amount equal to $270,000. The Company shall pay $15,000 within 3 days from entry of the settlement order for court to approve the agreement with the remaining $255,000 being paid over 17 months as follows: $10,000 per month commencing May 1, 2022 then $16,538 per month commencing September 1, 2022 and continuing on the same day each succeeding month through November 1, 2022; then $16,849.85 per month (which includes 7.5% per annum interest component) commencing December 1, 2022 and continuing on the same day of each succeeding month through April 1, 2023; then $17,037.91 per month (which includes 12% per annum interest component) commencing May 1, 2023 provided however, if on or before October 1, 2022 Fox Rothchild irrevocably receives payments from behalf of the Company under the agreement totaling $230,000 (inclusive of the timely payment of $15,000 made 3 days after entry of settlement), then the Fox Rothschild fees shall be deemed satisfied in full. Lastly in the settlement agreement the Company has agreed to pay to the order of Robert Stevens or his assigns (the “Holder”), the sum of US$220,000.00 within 3 days from entry of the settlement order, together with any interest as set forth herein, on April 24, 2023 (the “Maturity Date”), and to pay interest on the unpaid principal balance hereof at the rate of ten percent (10%) (the “Interest Rate”) per annum from the funding date hereof (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. This Note is being issued with a 20% original issuance discount (“OID”).

On August 30, 2021, the Company reached a settlement with Cromogen for $585,885.90 in a month-to-month payment plan starting January 1, 2022, having the initial payment of $45,000 and $10,000 each month followed with the final payment set on December 1, 2026. If the Company was able to and decides to pay the settlement entirely prior to January 1, 2022 commencement, a $85,885.90 reduction would have taken place bringing the total settlement to $500,000. If the Company defaulted on Cromogen’s settlement, a confession of judgement would be executed for the amount of $970,000, representing the total amount of Cromogen’s unsecured claims, less any amount paid by the Company, plus costs and attorney fees incurred to obtain and enforce the judgement. As of the month of March Cromogen’s settlement terms were being renegotiated due to the Company extended review time taken by the Successor Receiver as well as continuing negotiations with Stevens. The Company renegotiated payment terms on April 27, 2022 amended settlement with Cromogen for $585,885 in a month-to-month payment plan starting June 1, 2022, having the initial payment of $45,000 then $10,000 each month followed with the final payment set on July 1, 2027. If the Company defaults on Cromogen’s settlement, a confession of judgement will be executed for the amount of $970,000, representing the total amount of Cromogen’s unsecured claims, less any amount paid by the Company, plus costs and attorney fees incurred to obtain the enforce of judgement.

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

None

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

EARTH SCIENCE TECH, INC.

Dated: August 12, 2022	By:	/s/ Nickolas S. Tabraue
Nickolas S. Tabraue
	Its:	CEO and Director

Dated: August 12, 2022	By:	/s/ Wendell Hecker
Wendell Hecker,
	Its:	Chief Financial Officer

