Form 10-Q
period 2022-09-30
Earth Science Tech, Inc.
filed 2022-11-14
CIK 1538495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55000

EARTH SCIENCE TECH, INC.

(Exact name of registrant as specified in its charter)

Florida	80-0931484
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8950 SW 74th CT

Suite 101

Miami, FL 33156

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

As of November 14, 2022, there were 221,695,496 Common and 1,000,000 Preffered shares of registrant’s common stock outstanding.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Earth Science Tech, Inc. & Subsidiaries

Consolidated Balance Sheets

	September 30, 2022	March 31, 2022
ASSETS
Current Assets:
Cash	$1,205	$26,942
Accounts Receivable(net allowance of $0 and $101,404 respectively )	$—	$—
Prepaid expenses and other current assets	—	—
Inventory	—	—
Total current assets	1,205	26,942

Other Assets:
Due from RxCompound	303,057	25,000
Prepaid Acquisition Costs	51,500	25,000
Total other assets	354,557	50,000
Total Assets	$355,762	$76,942

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
Accounts payable	$175,524	$202,270
PPP Loan	$—	31,750
Accrued Settlement-Fox Rothchild	$218,462	—
Accrued Settlement-GHS	$80,000	—
Accrued Settlement-Steven Warm	$20,000	—
Convertible Promissory Note-Strongbow Advisors	$220,000	—
Convertible Note 1-VCMAJI Irrevocable Trust	$150,000	—
Convertible Note 2-VCMAJI Irrevocable Trust	$200,000	—
Issa Loan Advance	$50,000	50,000
Issa Revolving Note	$250,000	50,000
SBA EDIL Loan	$102,956	106,800
Accrued expenses	$181,873	$311,610
Accrued settlement	510,886	584,886
Interest Payable-Conv Notes-GHS	—	83,475
Interest Payable-Promissory Note-GHS	—	14,429
Convertible Notes -GHS	—	326,838
Promissory Note-GHS	—	30,000
SBA Payable	8,796
Due to RX Compound	110,363	1,895
Note Payable-Mario Portella	27,500	27,500
Interest Payable-Portella Note	1,447	344
Notes payable - related party	59,558	59,558

Total current liabilities	2,383,335	1,882,355

Commitments and contingencies

Stockholders’ (Deficit) Equity:
Common stock, par value $0.001 per share, 750,000,000 shares authorized; 59,051,966 and 53,851,966 shares issued and outstanding as of September 30, 2022 and March 31, 2022 respectively	59,053	53,853
Preferred stock B par value $0.001 per share 1,000,000 authorized and outstanding as of September 30, 2022	1,000
Additional paid-in capital	28,264,452	28,264,452
Accumulated deficit	(30,352,078)	(30,123,718)
Total stockholders’ (Deficit)Equity	(2,027,573)	(1,805,413)
Total Liabilities and Stockholders’ (Deficit) Equity	$355,762	$76,942

Earth Science Tech, Inc. & Subsidiaries

Consolidated Statements of Operations

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Six Months Ended September 30, 2022	For the Six Months Ended September 30, 2021
Revenue	$—	$2,455	$—	$9,945
Cost of revenues	—	1,332	—	5,077
Gross Profit	—	1,123	—	4,868

Operating Expenses:

Compensation - officers	45,269	9,500	76,519	15,212
Officer compensation stock	4,500		4,500
General and administrative	12,944	30,313	155,941	37,509
Professional fees	4,000		9,200	900
Loss on disposal of assets	—	—	—	1,712
Litigation Expense	—	—	512,725	—
Cost of legal proceedings	10,200	7,500	10,200	7,267
Total operating expenses	76,913	47,313	769,085	62,600

Loss from operations	(76,913)	(46,190)	(769,085)	(57,732)
Other Income (Expenses)	10,417	3,408,636	558,025	3,408,930
Other Income
Interest expense	(5,646)	(4,397)	(11,244)	(5,588)
Interest Expense-Convertible Notes GHS	—	(14,289)	—	(25,621)
Interest Expense-Promissory Note-GHS	—	(1,361)	—	(2,707)
Portela Interest	(555)	—	(1,104)	—
Int Exp-SBA Loan	(981)	(1,000)	(4,952)	(1,000)
Total other income (expenses)	3,235	3,387,589	540,725	3,376,721

Net Profit/(Loss) before income taxes	(73,678)	3,341,399	(228,360)	3,318,989

Income taxes	—	—	—	—

Net Profit/(Loss)	$(73,678)	$3,341,399	$(228,360)	$3,318,989

Earth Science Tech, Inc. & Subsidiaries

Consolidated Statements of Stockholders’ (Deficit) Equity

For Three Months Ended September 30, 2022 and 2021

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance June 30, 2021	52,851,966	$52,853	$—	—	$28,245,452	$(33,319,388)	(5,021,083)

Common stock issued for cash	—	—	—	—	—	—	—
Common stock issued for services	—	—	—	—	—	—	—
Common stock issued for employee compensation	—	—	—	—	—	—	—
Common stock issued for Conversion on Note	—	—	—	—	—	—	—
Net Profit/(Loss)						3,341,399	3,341,399

Balance September 30, 2021	52,851,966	$52,853	$—	—	$28,245,452	$(29,977,989)	(1,679,684)

Common stock issued for cash	500,000	500	—	—	9,500	—	10,000
Common stock issued for services	—	—	—	—	—	—	—
Common stock issued for officer compensation	—	—	—	—	—	—	—
Common stock issued for Conversion on Note	—
Net Profit/(Loss)						(115,048)	(115,048)

Balance December 31, 2021	53,351,966	$53,353	$—	—	$28,254,952	$(30,093,037)	(1,784,732)

Common stock issued for cash	500,000	500	—	—	9,500	—	10,000
Common stock issued for services	—	—	—	—	—	—	—
Common stock issued for officer compensation	—	—	—	—	—	—	—
Common stock issued for Conversion on Note	—	—	—	—	—	—	—
Net Profit/(Loss)						(30,681	(30,681)

Balance March 31, 2022	53,851,966	$53,853	$—	—	$28,264,452	$(30,123,718)	(1,805,413)

Common stock issued for cash	—	—	—	—	—	—	—
Common stock issued for services	—	—	—	—	—	—	—
Common stock issued for officer compensation	—	—	—	—	—	—	—
Common stock issued for Conversion on Note	—	—	—	—	—	—	—
Net Profit/(Loss)						(154,682)	(154,682)

Balance June 30, 2022	53,851,966	$53,853	$—	—	$28,264,452	$(30,278,400	(1,960,095)

Common stock issued for cash	—	—	—	—	—	—	—
Common stock issued for services	1,700,000	1,700	—	—	—	—	1,700
Common stock issued for officer compensation	3,500,000	3,500	—	—	—	—	3,500
Common stock issued for Conversion on Note	—	—	—	—	—	—	—
Preferred stock B issued for officer compensation			1,000,000	1,000

Net Profit/(Loss)						(73,678)	(73,678)

Balance September 30, 2022	59,051,966	59,053	1,000,000	1,000	28,264,452	(30,352078)	(2,027573)

Earth Science Tech, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

	For the Six Months Ended September 30, 2022	For the Six Months Ended September 30, 2021
Cash Flow From Operating Activities:
Net Profit/(Loss)	(228,360)	3,318,989
Changes in operating assets and liabilities:
Increase/Decrease in prepaid expenses and other current assets	(424,838)	13,305
Increase in accrued settlement	273,462	(3,408,637)
Decrease/Increase in inventory	—	5,077
Decrease in accounts payable	3,999	50,435
Net Cash Used in Operating Activities	(375,737)	(20,831)

Investing Activities:
Purchases of property and equipment	—	1,712
Net Cash Used in Investing Activities	—	1,712

Financing Activities:
Proceeds from issuance of common stock	—	28,175
Proceeds from notes payable- related party	—	—
Proceeds from Convertible Notes	350,000	—
Intrinsic value of Conv Notes-Addtl Paid-in-Capital	—	—
Net Cash Provided by Financing Activities	350,000	28,175

Net Decrease in Cash	(25,737)	9,056

Cash - Beginning of period	26,942	16,161
Cash - End of period	1,205	25,217

EARTH SCIENCE TECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(UNAUDITED)

Note 1 — Organization and Nature of Operations

Earth Science Tech, Inc. (“ETST” or the “Company”) was incorporated under the laws of the State of Nevada on April 23, 2010 subsequently changed to the State of Florida on June 27, 2022. As of November 3, 2021, the Company entered into an agreement that is currently pending to acquire RxCompoundStore.com, LLC (“RxCompound”) and Peaks Curative, LLC. (“Peaks”) through the purchase of 100% of the outstanding equity securities both entities. Under the terms of the transaction, the Seller agreed to exchange one Hundred (100) RxCompound Units and One Hundred (100) Peaks Units in exchange for 3,000,000 shares of the Company’s common stock together with $300,000 in cash. The transaction is structured in a way that allows the Buyer to raise the $300,000 cash component of the purchase price over time as it seeks and received additional funding. The cash component is managed separately, and under the terms of the Agreement, $0.50 of every $1.00 raised by the Company shall be held in escrow until the full $300,000 can be paid in full (unless the Seller waives and postpones the right to immediate payment as the Company is raising capital) at which time the parties will officially close the acquisition. The Company has until 12/31/2022 to raise the funds required to close the transaction. In addition to the Buyer’s payment of $300,000 as a condition to Closing, the Seller has its own deliverables that are conditions to Closing. Subsequently to the period ending September 30, 2022, the Company and the sellers amended the Purchase Agreement consummating the merger, (see Note 8, Subsequent Events). The Company is now a holding entity set to acquire companies in the health and wellness space currently in compounding pharmaceuticals and telemedicine through its wholly owned subsidiaries RxCompoundStore.com, LLC. and Peaks Curative, LLC.

RxCompound is a compounding pharmacy that has historically focused on men’s health, specifically medical products directed at ED such as Tadalfil, and Sildenafil Citrate (the generic names for Cialis and Viagra, respectively) and longevity. RxCompound is in process on obtaining a sterile compounding room expected to launch January 2023 to provide sterile products for injection.

Peaks is the telemedicine referral site facilitating asynchronous consultations for branded compound medications prepared at RxCompound. Peaks is in its final stages on upgrading its website after its soft launch to and increase product offering. Peaks full launch is anticipated for January 2023.

Earth Science Foundation (“ESF”) is a favored entity of ETST, effectively being a non-profit organization on February 11, 2019, and is structured to accept grants and donations to those in need.

Note 2 — Summary of Significant Accounting Policies

Basis of presentation

The Company’s accounting policies used in the presentation of the accompanying consolidated financial statements conform to accounting principles generally accepted in the United States of America (“US GAAP”) and have been consistently applied.

Principles of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary Earth Science Foundation, Inc. is a non-profit favored entity of the Company. After the conditions to closing have been met, RxCompoundand and Peaks will also be wholly owned subsidiaries of the Company.

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; the accrual of the legal settlement, the carrying value recoverability and impairment, if any, of long-lived assets, including the estimated useful lives of fixed assets; the valuation allowance of deferred tax assets; stock-based compensation, the valuation of the inventory reserves and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change since there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Carrying value, recoverability, and impairment of long-lived assets

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

On June 4, 2019, the Company discontinued its patents based upon the advice of IP counsel. IP counsel indicated that only one patent application had a reasonable chance of being granted and based upon this advice the Company determined that it would discontinue this approach of using the patent process to protect product formulations in general and rather, revert to proprietary formulae and trade secrets to protect its intellectual property (unless it was clear from the beginning of the process that the formula was patentable. As a result, on June 4, 2019, the company wrote down or otherwise impaired approximately $27,000 in legal fees that had previously been attributed to its Patents and took a corresponding write-off to “impairment expense.”

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

Revenue recognition

The Company follows and implements ASC 606, Revenue from Contracts with Customers for revenue recognition. Although the new revenue standard is expected to have an immaterial effect, if any, on the Company’s ongoing net income, management did implement changes to the Company’s processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, ongoing contract review requirements, and gathering of information provided for disclosures.

The Company recognizes revenue from product sales or services rendered when control of the promised goods are transferred to the company’s clients in an amount that reflects the consideration to which management expect to be entitled in exchange for those goods and services. To achieve this core principle, management apply the following five steps: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation.

Inventories

The Company during did not hold any inventories during the period end September 30, 2022. Subsequently to the period ending September 30, 2022, the Company amended the Purchase Agreement consummating the merger, (see Note 8, Subsequent Events). The Company will have inventories stated at the lower of cost or market using the first in, first out (FIFO) method from its subsequently merged wholly owned subsidiaries RxCompound and Peaks moving forward. A reserve will be established if necessary to reduce excess or obsolete inventories to their net realizable value.

Cost of Sales

There were no components of costs of due to the Company not having any revenues during the period end September 30, 2022. Subsequently to the period ending September 30, 2022, the Company amended the Purchase Agreement consummating the merger, (see Note 8, Subsequent Events). The Company will include product costs and shipping costs to customers and any inventory adjustments from its subsequently merged wholly owned subsidiaries RxCompound and Peaks moving forward.

Shipping and Handling Costs

There were no shipping and handling fees billed due to the Company not having any revenues during the period end September 30, 2022. Subsequently to the period ending September 30, 2022, the Company amended the Purchase Agreement consummating the merger, (see Note 8, Subsequent Events). The Company will include shipping and handling fees billed to customers as revenues and shipping and handling costs for shipments to customers as cost of revenues once from its subsequently merged wholly owned subsidiaries RxCompound and Peaks moving forward.

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

Interest and penalties related to liabilities for uncertain tax positions will be charged to interest and operating expenses, respectively. The Company has net operating loss carry forwards (NOL) for income tax purposes of approximately $6,150,613. This loss is allowed to be offset against future income until the year 2039 when the NOL’s will expire. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the substantial losses incurred through September 30, 2022. There was no change in the valuation allowance for the periods ended September 30, 2022, and 2021.

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

As of September 30, 2022, the Company has no warrants that are anti-dilutive and not included in the calculation of diluted loss per share.

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

Intangible Assets

The Company’s balance of intangible assets on the condensed consolidated balance sheet net of accumulated amortizations $0 and $0 as of September 30, 2022, and September 30, 2021,

Reclassification

Certain amounts from the prior period have been reclassified to conform to the current period presentation.

Note 3 — Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. On September 30, 2022, the Company had negative working capital, an accumulated deficit of $30,352,078. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Subsequently to the period ending September 30, 2022, the Company and the sellers amended the Purchase Agreement consummating the merger, (see Note 8, Subsequent Events). The Company is now a holding entity set to acquire companies in the health and wellness space currently in compounding pharmaceuticals and telemedicine through its wholly owned subsidiaries RxCompound and Peaks. The Company’s cash position may not be sufficient to pay its obligations and support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues may provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate sufficient revenues by acquiring companies and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 - Related Party Balances and Transactions

The Seller and current owner of RxCompound and Peaks Curative is Mario Tabraue, the brother of the Company’s CEO, Nickolas S. Tabraue. Although strictly speaking, the acquisition was negotiated in an arms-length transaction and both the Company and Mario Tabraue had separate counsel, each of whom contributed to the acquisition agreement. The Company’s Board of Directors, the Company’s Management and the Successor Receiver all concluded that the purchase price, consisting of 3 million shares of ETST common stock and $300,000, was a fair and reasonable purchase price and that, given the various liabilities that ETST may exit receivership owing and the various legacy issues and the associated risks, the value the two acquisition targets represent is in all likelihood substantially greater than the purchase price would otherwise suggest, although there is not an accurate method to determine its value to a company that is in the position that this Company finds itself. Subsequently to the period ending September 30, 2022, the Company and the sellers amended the Purchase Agreement consummating the merger, (see Note 8, Subsequent Events).

Note 5 – Stockholders’ Equity

During the three months ended September 30, 2022, and 2021, the Company issued 0 and 0 common shares for an aggregate sales price of $0 and $0 respectively.

Note 6 — Commitments and Contingencies

Legal Proceedings

On January 11, 2019, the Company received notice that Strongbow Advisors, Inc. and Robert Stevens (“Stevens”, and together with Strongbow, the “Receiver”) was appointed by the Nevada District Court, as Receiver for the Registrant in Case No. A-18-784952-C (the “Order).

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

As part of the impact of the receivership, the Court issued a Writ of Injunction or “Blanket Stay” covering the Company and its assets during the time that the Company is in receivership. As a result of the “Blanket Stay” the Company’s estate was protected from creditors and interference with its administration was prevented while the Company’s financial issues are being fully analyzed and resolved. As part of this process, creditors will be notified and required to provide claims in writing under oath on or before the deadline stated in the notice provided by the Receiver or those claims will be barred under NRS §78.675. The Blanket Stay will remain in place unless otherwise waived by the Receiver, or it was vacated by the Court or alternatively, lifted by the Court, upon a “motion to lift stay” duly made and approved by the Nevada District Court.

On November 7, 2019, the Receiver for Earth Science Tech, Inc., a Nevada corporation (the “Company”) filed a motion for preliminary injunction against Majorca Group Ltd. in the 8th Judicial District in Clark County, Nevada. The filing requests a show cause hearing whereby the Company will request the Court grants it motion to cancel certain shares and class of stock and to nullify certain amendments of the Articles of Incorporation. Specifically, the Company is asking that Majorca Group Ltd. be restricted from selling, transferring, converting, encumbering, hypothecating, obtaining loans against or in any fashion or in any way transferring their shares of common and preferred stock in the Company. Additionally, the motion seeks a Freezing Injunction over any broker, bank, any financial institution, attorney, or agent holding shares of the Company as well as any proceeds from shares of the Company.

On January 27, 2020, Earth Science Tech, Inc., a Nevada corporation (the “Company”) reached a confidential settlement with Majorca Group, Ltd (“Majorca”). The Receiver will withdraw its motion for injunction over the Majorca common and preferred shares. The Settlement Agreement provided that Majorca Group, Ltd. and all relevant parties will, within 10 days of execution of the settlement agreement, return 18,000,000 common shares and 5,200,000 Series A Preferred Stock held by Majorca for cancellation. The Series A Preferred Stock class was initially going to be returned to treasury and then reissued to Nickolas S. Tabraue. However, the prior receiver never reissued the shares and claimed to have cancelled the shares completely as a class. However, that was not done either, the 5,200,000 shares were canceled by agreement with Majorca and as the articles of incorporation and / or a certificate of designation for the Series A Preferred Stock was not amended or canceled by amendment or in any other manner canceled, changed or eliminated as a class with such change recorded with the Nevada Secretary of State, it was therefore not canceled and instead simply returned to the treasury. The remaining 6,520,000 common shares held by Majorca is subject to lockup agreement and sales may only be made pursuant to a limited strict bleed-out agreement administered by a third party as part of what is commonly referred to in the financial services industry as a “10b-5 Plan”.

On January 19, 2021, one of the Company’s largest shareholders served and filed a notice of motion and motion to intervene against Robert L. Stevens and Strongbow Advisors, Inc. (individually or collectively referred to as “Receiver”) this action was later joined by additional shareholders representing approximately 33% of the issued and outstanding shares of the Company at that time. This motion to intervene, at its heart, was based upon and resulted from, what the interveners saw as, a lack of transparency by the Receiver. What was filed was initially based upon concerns of Mr. Stevens’ lack of transparency. However, as the matter progressed in court, additional concerns risen and on August 27, 2021, Stevens and Strongbow were discharged and removed and William Leonard was appointed to replace them as Receiver, by the Nevada District Court. Mr. Leonard was reviewing various matters, including past invoices presented by Stevens, as well as his conduct during the time he acted as Receiver for the Company as well as others that the prior Receiver had a prior relationship with that have derived benefits from working with the prior Receiver. The outcome of this review is uncertain at the time and a wide number of outcomes is possible.

The Company was optimistic that it will be able to emerge from receivership under the new receiver, in a reorganized position that will allow it to proceed with the acquisitions of the three entities. Combined, these entities present a larger opportunity to realize the synergies that they have among themselves and in so doing, the Company believed it will be possible for shareholder value to increase at a faster rate than would otherwise be possible with only its CBD business and licensing of its medical device, Hygee, The Company has executed a joint letter of intent with three entities involved in the durable medical equipment, retail sales and compounding pharmacy businesses with the objective of negotiating the final terms of a transaction that will result in the Company’s acquisition of these entities.

Following the discharge and removal of Robert L. Stevens and Strongbow Advisors, Inc., the successor Receiver, William A Leonard, Jr., of Crisis Management, Inc., undertook the investigation of the former receiver’s actions, practices, and claims for fees for work he alleges was performed. The Successor Receiver then issued his report evaluating Mr. Stevens fees claims and found that there were no outstanding fees due. The court had set an evidentiary hearing that was scheduled and rescheduled for the court to consider the successor receivers conclusions as well as the former receiver’s potential liabilities to the Company. The evidentiary hearing was later canceled due to the Company settling with Stevens and his company Strongbow Advisors, Inc., Dubowsky law, and Fox Rothchild LLP. In the settlement the Company has agreed to pay Fox Rothchild’s fees and expenses in an amount equal to $270,000. The Company was to pay $15,000 within 3 days from entry of the settlement order for court to approve the agreement with the remaining $255,000 being paid over 17 months as follows: $10,000 per month commencing May 1, 2022 then $16,538 per month commencing September 1, 2022 and continuing on the same day each succeeding month through November 1, 2022; then $16,849.85 per month (which includes 7.5% per annum interest component) commencing December 1, 2022 and continuing on the same day of each succeeding month through April 1, 2023; then $17,037.91 per month (which includes 12% per annum interest component) commencing May 1, 2023 provided however, if on or before October 1, 2022 Fox Rothchild irrevocably receives payments from behalf of the Company under the agreement totaling $230,000 (inclusive of the timely payment of $15,000 made 3 days after entry of settlement), then the Fox Rothschild fees shall be deemed satisfied in full. Lastly in the settlement agreement the Company agreed to pay to the order of Robert Stevens or his assigns (the “Holder”), the sum of US$220,000.00 within 3 days from entry of the settlement order, together with any interest as set forth herein, on April 24, 2023 (the “Maturity Date”), and to pay interest on the unpaid principal balance hereof at the rate of ten percent (10%) (the “Interest Rate”) per annum from the funding date hereof (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. This Note was issued with a 20% original issuance discount (“OID”).

On August 30, 2021, the Company reached a settlement with Cromogen for $585,885.90 in a month-to-month payment plan starting January 1, 2022, having the initial payment of $45,000 and $10,000 each month followed with the final payment set on December 1, 2026. If the Company was able to and decides to pay the settlement entirely prior to January 1, 2022 commencement, a $85,885.90 reduction would have taken place bringing the total settlement to $500,000. If the Company defaulted on Cromogen’s settlement, a confession of judgement would be executed for the amount of $970,000, representing the total amount of Cromogen’s unsecured claims, less any amount paid by the Company, plus costs and attorney fees incurred to obtain and enforce the judgement. As of the month of March Cromogen’s settlement terms were being renegotiated due to the Company extended review time taken by the Successor Receiver as well as continuing negotiations with Stevens. The Company renegotiated payment terms on April 27, 2022 amended settlement with Cromogen for $585,885 in a month-to-month payment plan that started June 1, 2022, having the initial payment of $45,000 then $10,000 each month followed with the final payment set on July 1, 2027. If the Company defaults on Cromogen’s settlement, a confession of judgement will be executed for $970,000, representing the total amount of Cromogen’s unsecured claims, less any amount paid by the Company, plus costs and attorney fees incurred to obtain the enforce of judgement. Subsequently to the period ending September 30, 2022, Cromogen’s balance has been satisfied, (See Note 8, Subsequent Events).

On May 31, 2022, Earth Science Tech, Inc., a Nevada corporation (the “Company”), exited receivership under the direction of William A. Leonard Jr. of Crisis Management, Inc. (“Receiver”). The Company’s board of directors has resumed full control of the Company pursuant to NRS 78.645(1). The exit was granted by the Eighth Judicial Court in Clark County Nevada. Through the receivership process and Receiver, the Company has positioned itself for future success by (i) entering into settlement agreements with claimed creditors; and (ii) negotiating the pending acquisition of two operating entities. The total receivership administrative fees and costs were $137,850.93 and paid in full within the month of August 2022.

Lease Agreements

On August 31, 2021, the Company entered into an agreement with JCR Medical Equipment, Inc., a Florida Corporation to lease a 1,000 square foot facility consisting of office and warehouse space that is a part of its 13,000/sq. ft. facility located at 10650 NW 29th Terrace Doral, FL 33172. JCR Medical Equipment, Inc. is part of the Company’s two-part acquisition plan described in the Company’s current report filed with the Commission on Form 8-K on September 10, 2021. The Company on or about November 3, 2021, entered into an agreement to acquire both RxCompound and Peaks. Subsequently to the period ending September 30, 2022, the Company is presently located at RxCompound’s location at 8950 SW 74th Court Suite 101, Miami, FL, 33156 after the Purchase Agreement being amended and consummating the merger, (see Note 8, Subsequent Events).

Note 7 — Balance Sheet and Income Statement Footnotes

Accounts receivable represent normal trade obligations from customers that are subject to normal trade collection terms, without discounts or rebates. If collection is expected in one year or less, they are classified as current assets. If not, they are presented as non-current assets. Notwithstanding, these collections, the Company periodically evaluates the collectability of accounts receivable and considers the need to establish an allowance for doubtful debts based upon historical collection experience and specifically identifiable information about its customers. As of

As of September 30, 2022, ROU Asset was $0, and Lease Liability-Current was $0.

Accounts payable are obligations to pay for goods and services that have been acquired in the ordinary course of business from suppliers. Accounts payable are classified as current liabilities if payment is due within one year or less (or in the normal operating cycle of the business if longer). If not, they are presented as non-current liabilities

Accrued expenses of $181,873 as of September 30, 2022 mainly represent, $126,410 in accrued payroll for the company’s CEO and CFO, and the remainder for of accrued interest on Notes Payable.

General and administrative expenses were $12,944 and $30,313 for September 30, 2022, and 2021 respectively. For the six months ended September 30, 2022, $2,297 in payroll taxes, $2,489 in employee compensation and the remainder were on miscellaneous expenses. .

Professional fees were $4,000 for the three months ended September 30, 2022.

Other income was $10,200 for the three months ended September 30, 2022.

Interest expense was $(5,646) and $(4,397) for three months ended September 30, 2022 and 2021. Interest expense for three months ended September 30, 2022 was mainly due to Convertible Notes Mario Portela ,Issa El-Chelkh, and VCMAJI Irrevocable Trust.

Note 8 — Subsequent Events

During October 2022, Mr. Giorgio R. Saumat (“Saumat”) purchased $625,624.40 of the Company’s debt (“Acquired Debt”) from various of the Company’s existing debt holders. Upon completion of the purchase, Saumat demanded repayment of the Acquired Debt by the Company. On October 24, 2022, the Company and Saumat entered into a settlement agreement whereby the Company agreed to issue 62,562,440 shares of its restricted Common Stock and 1,000,000 shares of its Series B Preferred Stock to Saumat in full satisfaction and the complete cancellation of any and all amounts due and owing under the Acquired Debt.

On October 25, 2022, the Company and Dr. Issa El-Cheikh entered into a Settlement and Release Agreement whereby the Company agreed to issue 16,300,000 shares of its restricted Common Stock to Dr. Issa El-Cheikh in full satisfaction and complete cancellation of $155,791.21 due and owing to Dr. Issa El-Cheikh through various note instruments.

On October 25, 2022, the Company and Mario Portela entered into a Settlement and Release Agreement whereby the Company agreed to issue 2,750,000 shares of its restricted Common Stock to Mr. Portala in full satisfaction and complete cancellation of the $27,500 convertible promissory note held by Mr. Portela.

On or around October 24, 2022, and by virtue of the transactions contemplated in Item 1.01 above, Nickolas S. Tabraue and Mario G. Tabraue collectively cancelled 1,000,000 shares of Company Series B Preferred stock and the Company reissued said shares to Saumat as partial consideration under the Settlement Agreement whereby the Acquired Debt was cancelled. Based on the rights and preferences set forth in the Series B Certificate of Designation, the share assignment results in Saumat having a controlling vote with respect to all matters requiring a shareholder vote.

On October 25, 2022, Nickolas S. Tabraue, the Company’s CEO and Director and Mario G. Tabraue, the Company’s President and Director have both agreed to defer receiving salary compensation until the Company is cashflow positive for 3 consecutive bi-week payroll periods. Once the Company has achieved cashflow positive status, the Company will renegotiate employment agreements with Nickolas S. Tabraue and Mario G. Tabraue.

On November 8, 2022, the Company, and the sellers of both RxCompound and Peaks (collectively, the “Target”) amended the Purchase Agreement for the Membership Units of the Targets, dated November 3, 2021 (“Agreement”). Pursuant to the terms of the Amendment, the parties modified the Purchase Price of the Agreement such that the Company agreed to issue a cumulative total of 53,700,000 restricted shares of its Common Stock in exchange for all outstanding Membership Units of the Targets. The Company’s acquisition of the Targets will be deemed closed upon the issuance of said shares.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following section, Management’s Discussion and Analysis, should be read in conjunction with Earth Science Tech Inc.’s financial statements and the related notes thereto and contains forward-looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Report on Form 10-Q. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of many factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report filed on Form 10-Q.

The following discussion should be read in conjunction with the company’s unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to the Company’s consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Registration Statement filed on Form 10-12g and the Company’s Annual Report filed on Form 10-K for the fiscal year ended March 31, 2022, as well as the Company’s Quarterly report filed on Form 10-Q for the period ending June 30, 2022.

OVERVIEW

Subsequently to the period ending September 30, 2022, the Company and the sellers amended the Purchase Agreement consummating the merger, (see Note 8, Subsequent Events). The Company is now a holding entity set to acquire companies in the health and wellness space currently in compounding pharmaceuticals and telemedicine through its wholly owned subsidiaries RxCompound and Peaks.

RxCompound is a compounding pharmacy that has historically focused on men’s health, specifically medical products directed at ED such as Tadalfil, and Sildenafil Citrate (the generic names for Cialis and Viagra, respectively) and longevity. RxCompound is in process on obtaining a sterile compounding room expected to launch January 2023 to provide sterile products for injection.

Peaks is the telemedicine referral site facilitating asynchronous consultations for branded compound medications prepared at RxCompound. Peaks is in its final stages on upgrading its website after its soft launch to and increase product offering. Peaks full launch is anticipated for January 2023.

Earth Science Foundation (“ESF”) is a favored entity of ETST, effectively being a non-profit organization on February 11, 2019, and is structured to accept grants and donations to those in need.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. In consultation with the Company’s Board of Directors, management has identified the following accounting policies that it believes are key to an understanding of its financial statements. These are important accounting policies that require management’s most difficult, subjective judgments.

Basis of Presentation

The Company’s accounting policies used in the presentation of the accompanying consolidated financial statements conform to accounting principles generally accepted in the United States of America (“US GAAP”) and have been consistently applied.

Principles of Consolidation

The accompanying consolidated financial statements include all the accounts of the Company and its wholly owned subsidiary Earth Science Foundation, Inc.

The Company will operate through its wholly owned subsidiaries that will provide products, marketing, and distribution. As of January 31, 2018, the Company created Earth Science Foundation, Inc., the Company’s favored entity, effectively being a non-profit organization on February 11, 2019, and is structured to accept grants and donations. Subsequently to the period ending September 30, 2022, the Company amended the Purchase Agreement consummating the merger, (see Note 8, Subsequent Events). The Company will consolidate the financial statements from its subsequently merged wholly owned subsidiaries RxCompound and Peaks moving forward.

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; the accrual of the legal settlement, the carrying value recoverability and impairment, if any, of long-lived assets, including the estimated useful lives of fixed assets; the valuation allowance of deferred tax assets; stock-based compensation, the valuation of the inventory reserves and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change since there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Carrying Value, Recoverability, and Impairment of Long-Lived Assets

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

During the period end September 30, 2022, the Seller and the owner of RxCompound and Peaks is Mario Tabraue, the brother of the Company’s CEO, Nickolas S. Tabraue. Although strictly speaking, the acquisition was negotiated in an arms-length transaction and both the Company and Mario Tabraue had separate counsel, each of whom contributed to the acquisition agreement. The Company’s Board of Directors, the Company’s Management and the Successor Receiver all concluded that the purchase price, consisting of 3 million shares of ETST common stock and $300,000, was a fair and reasonable purchase price and that, given the various liabilities that ETST may exit receivership owing and the various legacy issues and the associated risks, the value the two acquisition targets represent is in all likelihood substantially greater than the purchase price would otherwise suggest, although there is not an accurate method to determine its value to a company that is in the position that this Company finds itself. Subsequently to the period ending September 30, 2022, the Company and the sellers amended the Purchase Agreement consummating the merger, (see Note 8, Subsequent Events).

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

Revenue Recognition

The Company follows and implements ASC 606, Revenue from Contracts with Customers for revenue recognition. Although the new revenue standard is expected to have an immaterial effect, if any, on the Company’s ongoing net income, the Company did implement changes to the Company’s processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, ongoing contract review requirements, and gathering of information provided for disclosures.

The Company recognizes revenue from product sales or services rendered when control of the promised goods are transferred to the Company’s clients in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. To achieve this core principle, the Company will apply the following five steps: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation.

The Company recognizes its retail store revenue at point of sale, net of sales tax.

Inventories

The Company did not hold any inventories during the period end September 30, 2022. Subsequently to the period ending September 30, 2022, the Company amended the Purchase Agreement consummating the merger, (see Note 8, Subsequent Events). The Company will have inventories stated at the lower of cost or market using the first in, first out (FIFO) method from its subsequently merged wholly owned subsidiaries RxCompound and Peaks moving forward. A reserve will be established if necessary to reduce excess or obsolete inventories to their net realizable value.

Cost of Sales

There were no components of costs of due to the Company not having any revenues during the period end September 30, 2022. Subsequently to the period ending September 30, 2022, the Company amended the Purchase Agreement consummating the merger, (see Note 8, Subsequent Events). The Company will include product costs and shipping costs to customers and any inventory adjustments from its subsequently merged wholly owned subsidiaries RxCompound and Peaks moving forward.

Shipping and Handling Costs

There were no shipping and handling fees billed due to the Company not having any revenues during the period end September 30, 2022. Subsequently to the period ending September 30, 2022, the Company amended the Purchase Agreement consummating the merger, (see Note 8, Subsequent Events). The Company will include shipping and handling fees billed to customers as revenues and shipping and handling costs for shipments to customers as cost of revenues once from its subsequently merged wholly owned subsidiaries RxCompound and Peaks moving forward.

Research and Development

Research and development costs will be expensed as incurred. The Company’s research and development expenses relate to its engineering activities, which consist of the design and development of new products for specific customers, as well as the design and engineering of new or redesigned products for the industry in general.

Net Loss Per Common Share

The Company follows ASC 260 to account for earnings per share. Basic earnings per common share calculations are determined by dividing net results from operations by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share calculations is determined by dividing net results from operations by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

As of September 30, 2022, the Company had no warrants issued or outstanding.

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

Liquidity and Capital Resources.

For the Six-Month Period Ended September 30, 2022, versus September 30, 2021

During the six months ended September 30, 2022, net cash used in the Company’s operating activities totaled $(375,737) compared to $(20,831) during the three months ended September 30, 2021. During the six months ended September 30, 2022, net cash used in investing activities totaled $0 compared to $1,712 provided by investing activities during the six months ended September 30, 2021. During the six months ended September 30, 2022, net cash provided by financing activities totaled $350,000 compared to $28,175 from financing activities during the six months ended September 30, 2021.

On September 30, 2022, the Company had cash of $1,205, due from RxCompound of $303,057 and prepaid acquisition costs of $51,500 that comprised the Company’s total current assets totaling $355,762. The Company’s property and equipment at September 30, 2022 had a net book value of $0.

Convertible Note Issa issued 2/9/21 for cash received $50,000, face amount $55,000 will accrue at a rate of 10% on a 360-day year. Maturity date is February 15, 2020. This note was subsequently canceled on October 25, 2022, through a settlement agreement, (See Note 8, Subsequent Events).

Revolving Promissory Note Issa El-Chelkh issued 1/28/22 for cash received $50,000 will accrue at a rate of 5% on a 360-day year. Maturity date January 23, 2023. The Revolving Promissory Note from Issa El-Chelkh’s $250,000 revolving credit agreement issued on August 31, 2021.

Revolving Promissory Note Issa El-Chelkh issued 4/1/22 for cash received $200,000 will accrue at a rate of 5% on a 360-day year. Maturity date January 23, 2023. The Revolving Promissory Note from Issa El-Chelkh’s $250,000 revolving credit agreement issued on August 31, 2021, now holds $0 in remaining credit.

Convertible Note Portela issued 2/3/22 for cash received $25,000, face amount $27,500 will accrue at a rate of 8% on a 360-day year. Maturity date is July 28, 2023. This note was subsequently canceled on October 25, 2022, through a settlement agreement, (See Note 8, Subsequent Events).

Convertible Note VCAMJI IRREV. TRUST, C/O Giorgio R. Saumat, Trustee issued 6/10/22 for cash received $150,000 will accrue at a rate of 10% on a 360-day year. Maturity date is June 10, 2023.

Convertible Note VCAMJI IRREV. TRUST, C/O Giorgio R. Saumat, Trustee issued 7/02/22 for cash received $200,000 will accrue at a rate of 10% on a 360-day year. Maturity date is July 5, 2023.

On September 30, 2022, the Company had total liabilities of $2,383,335 with $829,348 in in a month-to-month payment plan, (See Note 6, Legal Proceedings). In addition, the current liabilities also include $677,500 from friendly creditors, all being large shareholders, $220,000 in a settlement convertible note, $102,956 in a SBA EDIL loan and $110,363 due to RxCompound currently in a pending acquisition transaction, (See Note 4, Related Party Balances and Transaction and Note 5, Stockholder Equity).

On September 30, 2022, the Company had a stockholder’s equity totaling $(2,027,573) compared to an equity of $(1,805,413) for the period ending September 30, 2021.

RESULTS OF OPERATIONS

For the Six Months Ended September 30, 2022, versus September 30, 2021

The Company’s revenue for the six months ended September 30, 2022, was $0 compared to September 30, 2021, revenue totaling $9,945. The decrease in revenue is primarily attributed to the Company transitioning out of CBD into a holding entity to acquire companies in the health and wellness space. Th Company currently has its first two pending mergers being in pharmaceutical compounding and telemedicine. (See Note 2, Overview)

The Company incurred operating expenses for the six months ended September 30, 2022, totaling $769,085, compared to $62,600 during the six months ended September 30, 2021. The increase in operating expenses can be attributed to the Company’s litigation, settlements, and general and administration expenses.

Officer compensation for the six months ended September 30, 2022, was $76,519 in cash and $4,500 in stock-based compensation compared to $15,212 in cash and $0 in stock-based compensation during the six months ended September 30, 2021. This increase is due its CEO, CFO and adding its new president atom its pending acquisition, (See 8-K filed on 4/26/2022).

The Company incurred general and administrative expenses of $155,941, during the six months ended September 30, 2022, compared to $37,509 during the six months ended September 30, 2021. This increase is due to the accrued receivership fees and cost, (please see Note 6, Legal Proceedings)

The Company paid professional fees of $9,200, during the six months ended September 30, 2022, compared to $900 during the three months ended September 30, 2021. This increase is due to SEC legal and period ending June 30, 2022, 10-Q audit review fee.

The Company incurred costs of legal proceedings of $10,200 during the six months ended September 30, 2022, compared to $7,267 during the three months ended September 30, 2021.

The Company generated a net loss from continuing operations for the six months ended September 30, 2022, and 2021 of approximately $(228,360) and $3,318,989, respectively. As of September 30, 2022, and March 31, 2022, the Company had current assets of $355,762 and $76,942, respectively, which included the following as of September 30, 2022: cash and cash equivalents of approximately $1,205; amounts due from RxCompound of $303,057; and prepaid acquisition costs of $51,500; compared to; and the following as of March 31, 2022, cash and cash equivalents of approximately $26,942; amounts due from RxCompoundStore.com of $25,000; and prepaid acquisition costs of $25,000.

The Company’s Plan of Operation for the Next Twelve Months

The Company’s auditors have expressed doubt as to the Company’s ability to continue as a going concern in part, because at September 30, 2022, the Company had negative working capital, an accumulated deficit of $(30,352,078) and a note payable that has passed its maturity date and although the holder has been willing to forbear on collection activities, there is no formal written forbearance agreement and the holder could commence collections at any time if it so wished. The Company believes this is unlikely given the relative size of the note valued at $109,558 compared with the value of the note holder’s 6,700,000 shares of Common Stock. One of the largest note holders being Issa El-Chelkh with a combined total note valued at $300,000 and VCAMJI IRREV. TRUST, C/O Giorgio R. Saumat, Trustee with a total note valued at $350,000, both are unlikely to convert due to the relationship with the Company and their maturity dates being 2023. Additionally, the Company’s Current Liabilities have historically exceeded the Company’s Current Assets; and as of September 30, 2022, that trend was continued with the Company’s Current Liabilities of $2,383,335 exceeding the Company’s Current Assets of $355,762 by $2,027,573. While this trend is certainly has not been part of the Company’s objectives, management does not see it as particularly significant because in considering the Company’s Current Liabilities, $677,500 of them are represented in a related party note held by a “friendly” creditor, a few who are also large shareholders, $829,348 are composed of Cromogen in the amount of $510,886; Fox Rothchild in the amount of 218,462; GHS in the amount of 80,000; and Steven Warm in the amount of $20,000, all in a month-to-month payment plan, (See Note 6, Legal Proceedings). Subsequently from period ending September 30, 2022, the Company has lowered its liabilities by approximately $868,915.61, (See Note 8, Subsequent Events).

Regardless of the forgoing issues, the Company will require additional debt or equity financing for its operations as currently conducted. The Company is currently in a pending transaction to enter compounding Schedules II and III controlled medications through its pending wholly owned subsidiary RxCompound and launching soon its pending wholly owned subsidiary Peaks telemedicine platform affiliated with doctors for online prescriptions to be fulfilled by RxCompound. Shortly after entering into the purchase agreement with RxCompound and Peaks (See Note 1, Organization and Nature of Operations). The Company plans to offer a wide selection of health and nutrition products online and through clinics and pharmacies. In particular, the Company intends to continue with its plans to move its compounding pharmacy to a larger facility thereby positioning itself to maximize efficiencies once the telemedicine platform is launched. In addition to the larger facility, the Company plans to build a sterile facility so that injectable products may be compounded and sold. The Company’s current product selection includes many high-quality ingredients to formulate and fulfill prescriptions when ordered and includes its proprietary Tadalafil Gummies.

Historically the Company has had a strong base of existing shareholders who are committed to its vision, they have historically demonstrated a willingness to purchase shares of stock when they are offered and friendly convertible notes. If these shareholders were to cease purchasing shares and notes when offered, if the Company were unable to secure other sources of debt or equity financing, or if the Company were unable to secure any or sufficient financing and on terms that are acceptable to it collectively, the Company would not be able to continue operations as currently planned. However, the Company does have sufficient resources over the short and long term with scaled back expenses and pending acquisition transaction, (See Note 4, Related Party Balances and Transactions) and operations as planned. Additional funding primarily allows the Company to expedite the Company’s business plan. During the periods ending September 30, 2022, and September 30, 2021, the Company has met its capital requirements through a combination of operating activities and through external financing through the sale of its restricted common stock and convertible notes. The Company intends to continue through friendly convertible notes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company’s reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Although the Company’s management has not formally carried out an evaluation under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), because of the relatively thin management structure that the Company currently maintains, the Company believes that the Company’s Principal Executive Officer and Principal Financial Officer have sufficient timely information to allow them to make necessary disclosures in a timely manner.

Based on this informal evaluation, the Company’s principal executive and principal financial and accounting officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as of September 30, 2022.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 11, 2019, the Company received notice that Strongbow Advisors, Inc. and Robert Stevens (“Stevens”, and together with Strongbow, the “Receiver”) was appointed by the Nevada District Court, as Receiver for the Registrant in Case No. A-18-784952-C (the “Order).

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

As part of the impact of the receivership, the Court issued a Writ of Injunction or “Blanket Stay” covering the Company and its assets during the time that the Company is in receivership. As a result of the “Blanket Stay” the Company’s estate was protected from creditors and interference with its administration was prevented while the Company’s financial issues are being fully analyzed and resolved. As part of this process, creditors will be notified and required to provide claims in writing under oath on or before the deadline stated in the notice provided by the Receiver or those claims will be barred under NRS §78.675. The Blanket Stay will remain in place unless otherwise waived by the Receiver, or it was vacated by the Court or alternatively, lifted by the Court, upon a “motion to lift stay” duly made and approved by the Nevada District Court.

On November 7, 2019, the Receiver for Earth Science Tech, Inc., a Nevada corporation (the “Company”) filed a motion for preliminary injunction against Majorca Group Ltd. in the 8th Judicial District in Clark County, Nevada. The filing requests a show cause hearing whereby the Company will request the Court grants it motion to cancel certain shares and class of stock and to nullify certain amendments of the Articles of Incorporation. Specifically, the Company is asking that Majorca Group Ltd. be restricted from selling, transferring, converting, encumbering, hypothecating, obtaining loans against or in any fashion or in any way transferring their shares of common and preferred stock in the Company. Additionally, the motion seeks a Freezing Injunction over any broker, bank, any financial institution, attorney, or agent holding shares of the Company as well as any proceeds from shares of the Company.

On January 27, 2020, Earth Science Tech, Inc., a Nevada corporation (the “Company”) reached a confidential settlement with Majorca Group, Ltd (“Majorca”). The Receiver will withdraw its motion for injunction over the Majorca common and preferred shares. The Settlement Agreement provided that Majorca Group, Ltd. and all relevant parties will, within 10 days of execution of the settlement agreement, return 18,000,000 common shares and 5,200,000 Series A Preferred Stock held by Majorca for cancellation. The Series A Preferred Stock class was initially going to be returned to treasury and then reissued to Nickolas S. Tabraue. However, the prior receiver never reissued the shares and claimed to have cancelled the shares completely as a class. However, that was not done either, the 5,200,000 shares were canceled by agreement with Majorca and as the articles of incorporation and / or a certificate of designation for the Series A Preferred Stock was not amended or canceled by amendment or in any other manner canceled, changed or eliminated as a class with such change recorded with the Nevada Secretary of State, it was therefore not canceled and instead simply returned to the treasury. The remaining 6,520,000 common shares held by Majorca is subject to lockup agreement and sales may only be made pursuant to a limited strict bleed-out agreement administered by a third party as part of what is commonly referred to in the financial services industry as a “10b-5 Plan”.

On January 19, 2021, one of the Company’s largest shareholders served and filed a notice of motion and motion to intervene against Robert L. Stevens and Strongbow Advisors, Inc. (individually or collectively referred to as “Receiver”) this action was later joined by additional shareholders representing approximately 33% of the issued and outstanding shares of the Company at that time. This motion to intervene, at its heart, was based upon and resulted from, what the interveners saw as, a lack of transparency by the Receiver. What was filed was initially based upon concerns of Mr. Stevens’ lack of transparency. However, as the matter progressed in court, additional concerns risen and on August 27, 2021, Stevens and Strongbow were discharged and removed and William Leonard was appointed to replace them as Receiver, by the Nevada District Court. Mr. Leonard was reviewing various matters, including past invoices presented by Stevens, as well as his conduct during the time he acted as Receiver for the Company as well as others that the prior Receiver had a prior relationship with that have derived benefits from working with the prior Receiver. The outcome of this review is uncertain at the time and a wide number of outcomes is possible.

The Company was optimistic that it will be able to emerge from receivership under the new receiver, in a reorganized position that will allow it to proceed with the acquisitions of the three entities. Combined, these entities present a larger opportunity to realize the synergies that they have among themselves and in so doing, the Company believed it will be possible for shareholder value to increase at a faster rate than would otherwise be possible with only its CBD business and licensing of its medical device, Hygee, The Company has executed a joint letter of intent with three entities involved in the durable medical equipment, retail sales and compounding pharmacy businesses with the objective of negotiating the final terms of a transaction that will result in the Company’s acquisition of these entities.

Following the discharge and removal of Robert L. Stevens and Strongbow Advisors, Inc., the successor Receiver, William A Leonard, Jr., of Crisis Management, Inc., undertook the investigation of the former receiver’s actions, practices, and claims for fees for work he alleges was performed. The Successor Receiver then issued his report evaluating Mr. Stevens fees claims and found that there were no outstanding fees due. The court had set an evidentiary hearing that was scheduled and rescheduled for the court to consider the successor receivers conclusions as well as the former receiver’s potential liabilities to the Company. The evidentiary hearing was later canceled due to the Company settling with Stevens and his company Strongbow Advisors, Inc., Dubowsky law, and Fox Rothchild LLP. In the settlement the Company has agreed to pay Fox Rothchild’s fees and expenses in an amount equal to $270,000. The Company was to pay $15,000 within 3 days from entry of the settlement order for court to approve the agreement with the remaining $255,000 being paid over 17 months as follows: $10,000 per month commencing May 1, 2022 then $16,538 per month commencing September 1, 2022 and continuing on the same day each succeeding month through November 1, 2022; then $16,849.85 per month (which includes 7.5% per annum interest component) commencing December 1, 2022 and continuing on the same day of each succeeding month through April 1, 2023; then $17,037.91 per month (which includes 12% per annum interest component) commencing May 1, 2023 provided however, if on or before October 1, 2022 Fox Rothchild irrevocably receives payments from behalf of the Company under the agreement totaling $230,000 (inclusive of the timely payment of $15,000 made 3 days after entry of settlement), then the Fox Rothschild fees shall be deemed satisfied in full. Lastly in the settlement agreement the Company agreed to pay to the order of Robert Stevens or his assigns (the “Holder”), the sum of US$220,000.00 within 3 days from entry of the settlement order, together with any interest as set forth herein, on April 24, 2023 (the “Maturity Date”), and to pay interest on the unpaid principal balance hereof at the rate of ten percent (10%) (the “Interest Rate”) per annum from the funding date hereof (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. This Note was issued with a 20% original issuance discount (“OID”).

On August 30, 2021, the Company reached a settlement with Cromogen for $585,885.90 in a month-to-month payment plan starting January 1, 2022, having the initial payment of $45,000 and $10,000 each month followed with the final payment set on December 1, 2026. If the Company was able to and decides to pay the settlement entirely prior to January 1, 2022 commencement, a $85,885.90 reduction would have taken place bringing the total settlement to $500,000. If the Company defaulted on Cromogen’s settlement, a confession of judgement would be executed for the amount of $970,000, representing the total amount of Cromogen’s unsecured claims, less any amount paid by the Company, plus costs and attorney fees incurred to obtain and enforce the judgement. As of the month of March Cromogen’s settlement terms were being renegotiated due to the Company extended review time taken by the Successor Receiver as well as continuing negotiations with Stevens. The Company renegotiated payment terms on April 27, 2022 amended settlement with Cromogen for $585,885 in a month-to-month payment plan that started June 1, 2022, having the initial payment of $45,000 then $10,000 each month followed with the final payment set on July 1, 2027. If the Company defaults on Cromogen’s settlement, a confession of judgement will be executed for $970,000, representing the total amount of Cromogen’s unsecured claims, less any amount paid by the Company, plus costs and attorney fees incurred to obtain the enforce of judgement. Subsequently to the period ending September 30, 2022, Cromogen’s balance has been satisfied, (See Note 8, Subsequent Events).

On May 31, 2022, Earth Science Tech, Inc., a Nevada corporation (the “Company”), exited receivership under the direction of William A. Leonard Jr. of Crisis Management, Inc. (“Receiver”). The Company’s board of directors has resumed full control of the Company pursuant to NRS 78.645(1). The exit was granted by the Eighth Judicial Court in Clark County Nevada. Through the receivership process and Receiver, the Company has positioned itself for future success by (i) entering into settlement agreements with claimed creditors; and (ii) negotiating the pending acquisition of two operating entities. The total receivership administrative fees and costs were $137,850.93 and paid in full within the month of August 2022.

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

EARTH SCIENCE TECH, INC.

Dated: November 14, 2022	By:	/s/ Nickolas S. Tabraue
Nickolas S. Tabraue
	Its:	CEO and Director

Dated: November 14, 2022	By:	/s/ Wendell Hecker
Wendell Hecker,
	Its:	Chief Financial Officer

