Form 10-Q
period 2022-12-31
Earth Science Tech, Inc.
filed 2023-02-10
CIK 1538495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of February 9, 2023, there were 256,695,496 Common and 1,000,000 Preferred shares of the registrant’s stock outstanding.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Earth Science Tech, Inc. & Subsidiaries

Consolidated Balance Sheets

	December 31, 2022	March 31, 2022
ASSETS
Current Assets:
Cash	$24,188	$26,942
Accounts Receivable(net allowance of $0 and $101,404 respectively )	$—	$—
Prepaid expenses and other current assets	—	—
Inventory	—	—
Total current assets	24,188	26,942

Other Assets:
Due from RxCompound	397,382	25,000
Prepaid Acquisition Costs	98,000	25,000
Telemedicine Platform	17,806
Total other assets	513,188	50,000
Total Assets	$537,376	$76,942

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
Accounts payable	$119,331	$202,270
PPP Loan	—	31,750
Accrued Settlement II	158,846	—
Convertible Promissory Note I	220,000	—
Convertible Note II	150,000	—
Convertible Note III	200,000	—
Loan Advance	—	50,000
Revolving Promissory Note	250,000	50,000
SBA EDIL Loan	102,956	106,800
Accrued expenses	86,183	311,610
Accrued settlement I	—	585,886
Interest Payable Convertible Notes IV	—	83,475
Interest Payable Promissory Note	—	14,429
Convertible Notes IV	—	326,838
Promissory Note	—	30,000
SBA Payable	10,359
Due to RxCompoundStore.com, LLC.	110,363	1,895
Note Payable	—	27,500
Note Payable Interest	—	344
Notes Payable - related party	—	59,558

Total current liabilities	1,408,038	1,882,355

Commitments and contingencies

Stockholders’ (Deficit) Equity:
Common stock, par value $0.001 per share, 750,000,000 shares authorized; 257,964,406 and 53,851,966 shares issued and outstanding as of December 31, 2022 and March 31, 2022 respectively	257,966	53,853
Preferred stock B par value $0.001 per share 1,000,000 authorized and outstanding as of December 31, 2022	1,000	—
Additional paid-in capital	29,106164	28,264,452
Accumulated deficit	(30,265,697)	(30,123,718)
Total stockholders’ (Deficit)Equity	(900,567)	(1,805,413)
Total Liabilities and Stockholders’ (Deficit) Equity	$537,376	$76,942

Earth Science Tech, Inc. & Subsidiaries

Consolidated Statements of Operations

	For the Three Months Ended December 31, 2022	For the Three Months Ended December 31, 2021	For the Six Months Ended December 31, 2022	For the Six Months Ended December 31, 2021
Revenue	$2,533	$3,997	$2,533	$13,942
Cost of revenues	825	2,467	825	7,544
Gross Profit	1,708	1,530	1,708	6,398

Operating Expenses:

Compensation - officers	9,654	30,846	86,173	46,058
Officer compensation stock	—	—	4,500	—
General and administrative	5,599	61,526	161,540	99,035
Professional fees	22,233	5,165	31,433	6,065
Loss on disposal of assets	—	—	—	1,712
Bad debt expense	—	4,944	—	4,944
Marketing	4,200	—	4,200	—
Litigation Expense	—	—	512,725	—
Cost of legal proceedings	8,297	—	18,497	7,267
Total operating expenses	49,983	102,481	819,068	165,081

Loss from operations	(48,275)	(100,951)	(817,360)	(158,683)
Other Income (Expenses)	166,037	—	724,062	3,408,930
Other Income
Interest expense	(18,321)	(2,452)	(29,565)	(8,040)
Interest Expense-Convertible Notes IV	—	(9,289)	—	(32,203)
Interest Expense-Promissory Note	—	(1,361)	—	(4,068)
Note Payable Interest	—	—	(1,104)	—
Interest SBA Loan	(977)	(995)	(5,929)	(1,995)
Total other income (expenses)	146,739	(14,097)	687,464	3,362,624

Net Profit/(Loss) before income taxes	98,464	(115,048)	(129,896)	3,203,941

Income taxes	—	—	—	—

Net Profit/(Loss)	$98,464	$(115,048)	$(129,896)	$3,203,941

Earth Science Tech, Inc. & Subsidiaries

Consolidated Statements of Stockholders’ (Deficit) Equity

For Three Months Ended December 31, 2022 and 2021

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance September 30, 2021	52,851,966	$52,853	$—	—	$28,245,452	$(29,977,989)	(1,679,684)

Common stock issued for cash	500,000	500	—	—	9,500	—	10,000
Common stock issued for services	—	—	—	—	—	—	—
Common stock issued for officer compensation	—	—	—	—	—	—	—
Common stock issued for Conversion on Note	—	—	—	—	—	—	—
Net Profit/(Loss)	—	—	—	—	—	(115,048)	(115,048)

Balance December 31, 2021	53,351,966	$53,353	$—	—	$28,254,952	$(30,093,037)	(1,784,732)

Common stock issued for cash	500,000	500	—	—	9,500	—	10,000
Common stock issued for services	—	—	—	—	—	—	—
Common stock issued for officer compensation	—	—	—	—	—	—	—
Common stock issued for Conversion on Note	—	—	—	—	—	—	—
Net Profit/(Loss)	—	—	—	—	—	(30,681	(30,681)

Balance March 31, 2022	53,851,966	$53,853	$—	—	$28,264,452	$(30,123,718)	(1,805,413)

Common stock issued for cash	—	—	—	—	—	—	—
Common stock issued for services	—	—	—	—	—	—	—
Common stock issued for officer compensation	—	—	—	—	—	—	—
Common stock issued for Conversion on Note	—	—	—	—	—	—	—
Net Profit/(Loss)	—	—	—	—	—	(154,682)	(154,682)

Balance June 30, 2022	53,851,966	$53,853	$—	—	$28,264,452	$(30,278,400	(1,960,095)

Common stock issued for cash	—	—	—	—	—	—	—
Common stock issued for services	1,700,000	1,700	—	—	—	—	1,700
Common stock issued for officer compensation	3,500,000	3,500	—	—	—	—	3,500
Common stock issued for Conversion on Note	—	—	—	—	—	—	—
Preferred stock B issued for officer compensation	—	—	1,000,000	1,000	—	—	—

Net Profit/(Loss)	—	—	—	—	—	(73,678)	(73,678)

Balance September 30, 2022	59,051,966	59,053	1,000,000	1,000	28,264,452	(30,352078)	(2,027573)

Common stock issued for cash	62,600,000	62,600	—	—	253,900	—	316,500
Common stock issued for debt settlement	136,312,440	136,312	—	—	587,812	—	724,124
Common stock issued for officer compensation	—	—	—	—	—	—	—
Peaks Curative retained earnings	—	—	—	—	—	(12,084)	(12,083)
Peaks common units	—	—	—	—	—	—	30,217

Net Profit/(Loss)	—	—	—	—	—	98,464	98,464

Balance December 31, 2022	257,964,406	257,965	1,000,000	1,000	29,106,164	(30,265,697)	(900,567)

Earth Science Tech, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

	For the Nine Months Ended December 31, 2022	For the Nine Months Ended December 31, 2021
Cash Flow From Operating Activities:
Net Profit/(Loss)	$(129,896)	$3,203,941
Changes in operating assets and liabilities:
Increase/Decrease in prepaid expenses and other current assets	—	6,691
Increase/Decrease in accrued settlement	(565,663)	18,761
Stock issued for debt settlement	724,124	—
Increase in inventory	—	6,644
Decrease in other assets	(397,039)	(3,408,637)
Decrease in accounts payable	(300,780)	127,638
Net Cash Used in Operating Activities	(669,254)	(44,962)

Investing Activities:
Purchases of property and equipment	—	1,712
Net Cash Used in Investing Activities	—	1,712

Financing Activities:
Proceeds from issuance of common stock	316,500	38,175
Proceeds from Convertible Notes	350,000	—
Intrinsic value of Conv Notes-Addtl Paid-in-Capital	—	—
Net Cash Provided by Financing Activities	666,500	38,175

Net Decrease in Cash	(2,754)	(5,075)

Cash - Beginning of period	26,942	16,161
Cash - End of period	$24,188	$10,586

EARTH SCIENCE TECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(UNAUDITED)

Note 1 — Organization and Nature of Operations

Earth Science Tech, Inc. (“ETST” or the “Company”) was incorporated under the laws of the State of Nevada on April 23, 2010, subsequently changed to the State of Florida on June 27, 2022. As of November 8, 2022, the Company is a holding entity set to acquire companies with its current focus in the health and wellness industry. The Company is presently in compounding pharmaceuticals and telemedicine through its wholly owned subsidiaries RxCompoundStore.com, LLC. (“RxCompound”), Peaks Curative, LLC. (“Peaks”), and Earth Science Foundation, Inc. (“ESF”).

RxCompound is a compounding pharmacy that has historically focused on men’s health, specifically medical products directed at ED such as Tadalafil, and Sildenafil Citrate (the generic names for Cialis and Viagra, respectively) and longevity. Currently licensed to dispense in the state of Florida, New York, New Jersey, Delaware, Colorado, Rhode Island, and Arizona. RxCompound is in the application process to obtain licenses in the remaining states in which it is not yet licensed to dispense prescriptions. Furthermore, RxCompound recently obtained its hazardous room to compound hormonal creams within the month of December 2022 and is anticipated to have its sterile compounding room operational early 2023 to provide sterile products for injection.

Peaks is the telemedicine referral site facilitating asynchronous consultations for branded compound medications prepared at RxCompound. Peaks is currently positioned to prescribe to all 50 states utilizing Smart Doctors consultation services, but only able to fulfill prescriptions within RxCompound’s licensed states. Peaks will be able to fulfill more states as RxCompound obtains dispensing licenses in additional states. Patients who order Peaks via monthly subscription will be automatically enrolled into Peaks’ Loyalty Program. As a member of the loyalty program, members will receive credit to cover the costs on their Peaks facilitated online doctor consultations. The Peaks membership enrollment will occur automatically once becoming a monthly subscriber and automatically renewed at the time of the prescription renewal order. At the time of the renewal order, credits will be applied to cover the Peaks facilitated online doctor consultation.

Peaks’ strategy has been to launch the website within three phases to insure efficiency and proper performance. Peaks launched its first Phase, Phase I, in the month of June 2022, offering one product, Tadalafil in a gummy form within 3 different dosages and quantity offerings. After months of feedback, successful orders and refills, Peaks commenced its Phase II website upgrade. Phase II will enhance the patient experience as well as offering Tadalafil in the form of gummies and tablets (generic Cialis), and Sildenafil in the form of capsules and tablets (generic Viagra) all in three different dosages and quantity offerings. Once Phase II has been completed, Peaks plans to execute a marketing campaign within the RxCompound dispensing states to increase brand exposure and sales leading to Phase III. Phase III includes over the counter (“OTC”) (non-prescription) products such as supplements and topicals. The OTC products will be custom manufactured or fulfilled through partnered companies under Peaks brand and offered worldwide.

ESF is a favored entity of ETST, effectively being a non-profit organization that was incorporated on February 11, 2019, and is structured to accept grants and donations to help those in need of assistance in paying for prescription.

Note 2 — Summary of Significant Accounting Policies

Basis of presentation

The Company’s accounting policies used in the presentation of the accompanying consolidated financial statements conform to accounting principles generally accepted in the United States of America (“US GAAP”) and have been consistently applied.

Principles of consolidation

The accompanying consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries Peaks and ESF. The Company’s acquisition of RxCompound was consummated on November 8, 2022, along with Peaks; however, RxCompound completed its PCAOB audit after the fiscal quarter that subsequently to period ended December 31, 2022, completed on February 3, 2023, (see Note 4, Related Party Balance and Transactions and Note 8, Subsequent Events).

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

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events. Impairment of assets, if any, are included in operating expenses.

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

The Company recognizes revenue from product sales or services rendered when control of the promised goods are transferred to the company’s clients in an amount that reflects the consideration to which management expects to be entitled in exchange for those goods and services. To achieve this core principle, management applies the following five steps: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation.

Inventories

The Company did not hold any inventories during the period ended December 31, 2022. During the Period ended December 31, 2022, the Company’s operating entity Peaks fulfilled its sales directly through RxCompound, owned by the Company, but did not complete its PCAOB audit during the period ended December 31, 2022. RxCompound completed its PCAOB audit on February 3, 2023, (see Note 4, Related Party Balance and Transactions and Note 8, Subsequent Events). The Company will have its inventories stated at the lower of cost or market using the first in, first out (FIFO) method after the period ended December 31, 2022. A reserve will be established if necessary to reduce excess or obsolete inventories to their realizable value.

Cost of Sales

Components of costs of sales include product and shipping costs to customers and any inventory adjustments.

Shipping and Handling Costs

The Company accounts shipping and handling costs to customers as cost of revenue.

Research and development

Research and development costs are expensed as incurred. The Company’s research and development expenses relate to its engineering activities, which consist of the design and development of new products for specific customers, as well as the design and engineering of new or redesigned products for the industry in general.

Income taxes

The Company follows ASC 740 in accounting for income taxes. Deferred tax assets and liabilities are determined based on the estimated future tax effects of net operating loss carry forwards and temporary differences between the tax bases of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. The Company records a valuation allowance for its deferred tax assets when management concludes that it is not more likely those assets will be recognized.

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

Interest and penalties related to liabilities for uncertain tax positions will be charged to interest and operating expenses, respectively. The Company has net operating loss carryforwards (NOL) for income tax purposes of approximately $6,150,613. This loss is allowed to be offset against future income until the year 2039 when the NOL’s will expire. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the substantial losses incurred through September 30, 2022. There was no change in the valuation allowance for the periods ended December 31, 2022, and 2021.

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

As of December 31, 2022, the Company has no warrants that are anti-dilutive and not included in the calculation of diluted loss per share.

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

Stock based compensation

The Company follows ASC 718 in accounting for its stock-based compensation to employees. These standards state that compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company values stock-based compensation at the market price of the Company’s common stock as of the date in which the obligation for payment of service is incurred.

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

Intangible Assets

The Company’s balance of intangible assets on the condensed consolidated balance sheet net of accumulated amortizations $17,806 and $0 as of December 31, 2022, and December 31, 2021, from its Peaks telemedicine web platform.

Reclassification

Certain amounts from the prior period have been reclassified to conform to the current period presentation.

Note 3 — Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. On December 31, 2022, the Company had negative working capital, an accumulated deficit of $30,265,697. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company as of November 8, 2022, became a holding entity set to acquire companies with its recent two acquisitions, RxCompound and Peaks both operating in the health and wellness industry. The Company’s cash position may not be sufficient to pay its obligations and support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues may provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate sufficient revenues by acquiring companies and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 - Related Party Balances and Transactions

On November 8, 2022, the Company amended the Purchase Agreement for the Membership Units of the RxCompound and Peaks, dated November 3, 2021. Pursuant to the terms of the Amendment, the parties modified the Purchase Price on the November 3, 2021, agreement such that the Company agreed to issue a cumulative total of 53,700,000 shares of its restricted Common Stock in exchange for all outstanding Membership Units of both RxCompound and Peaks, (see Note 4, Related Party Balance and Transactions).

On December 29, 2022, Peaks completed its PCAOB audit and RxCompound completed its audit after the period ended December 31, 2022, on February 3, 2023, (see note 8 Subsequent Event).

Note 5 – Stockholders’ Equity

During the three months ended December 31, 2022, and 2021, the Company issued 62,600,000 and 0 restricted common shares for cash of $316,500 and $0 respectively, (see ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS).

During the three months ended December 31, 2022, and 2021, the Company issued 136,312,440 and 0 restricted common shares for debt settlements at a fair value of $724,124 and $0 respectively, (see RESULTS OF OPERATIONS and ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS).

Note 6 — Commitments and Contingencies

Legal Proceedings

The Company did not have any material legal proceedings during the period ended December 31, 2022.

Lease Agreements

The Company is presently located at RxCompound’s location at 8950 SW 74th Court Suite 101, Miami, FL, 33156 after the Purchase Agreement was consummated on November 8, 2022, (see Note 4, Related Party Balance and Transactions). RxCompound’s location sits in 1,900 sq ft composed of offices, cooking room, hazardous room, sterile compounding room, lobby, and storage. The lease requires monthly payments of $7,057 for a term of 36-months plus the single lump sum payment of $40,000 upon execution in June 2022.

Note 7 — Balance Sheet and Income Statement Footnotes

Accounts receivable represent normal trade obligations from customers that are subject to normal trade collection terms, without discounts or rebates. If collection is expected in one year or less, they are classified as current assets. If not, they are presented as non-current assets. Notwithstanding these collections, the Company periodically evaluates the collectability of accounts receivable and considers the need to establish an allowance for doubtful debts based upon historical collection experience and specifically identifiable information about its customers.

Accounts payable are obligations to pay for goods and services that have been acquired in the ordinary course of business from suppliers. Accounts payable are classified as current liabilities if payment is due within one year or less (or in the normal operating cycle of the business if longer). If not, they are presented as non-current liabilities

Accrued expenses of $86,183 as of December 31, 2022, mainly represent $67,410 in accrued payroll for the company’s CEO and CFO, and the remainder for accrued interest on Notes Payable.

General and administrative expenses were $5,599 and $61,526 for December 31, 2022, and 2021 respectively. For the three months ended December 31, 2022, $2,236 was employee compensation, $1,032 internet and computer expenses, and the remainder was on miscellaneous expenses.

Professional fees were $22,233 for the three months ended December 31, 2022. For the three months ended December 31, 2022, there were $9,500 in auditor fees, $6,200 in consulting fees, $5,000 in SEC legal fees and the remainder were miscellaneous fees.

Other income was $146,739 for the three months ended December 31, 2022, from a debt settlement, (see November 8, 2022, 8-K filing).

Interest expense was $(18,321) and $(2,452) for three months ended December 31, 2022, and 2021. Interest expense for three months ended December 31, 2022, was mainly due to Convertible Notes II and I (“VCAMJI Irrevocable Trust Convertible Note I” and VCAMJI Irrevocable Trust Note II”) and Revolving Promissory Note (“Issa El-Chelkh Revolving Promissory Note”), (see Item 2, Liquidity and Capital Resources).

Note 8 — Subsequent Events

On February 3, 2023, the Company received RxCompound’s audited financials pursuant to the previously announced Purchase and Sale Agreement dated November 8, 2022, and for the purposes set forth therein, the seller of RxCompound entered into a Purchase and Sale Agreement, pursuant to which the Company agreed to acquire the Seller.

The Company received an email on February 9, 2023 from the Autorité des Marchés Financiers (“the AMF”) with a complaint, in French dated January 23, 2023. The Complaint alleges that the Company's former CEO, Dr. Michele Aube, improperly raised capital for the Company and is claiming Forty Thousand Dollars in damages. Dr. Aube resigned in 2019. The Company has retained legal counsel in Quebec and will vigorously defend this claim.

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

The following discussion should be read in conjunction with the company’s unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to the Company’s consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Registration Statement filed on Form 10-12g and the Company’s Annual Report filed on Form 10-K for the fiscal year ended March 31, 2022, as well as the Company’s Quarterly report filed on Form 10-Q for the period ending September 30, 2022.

OVERVIEW

The Company is a holding entity set to acquire companies with its current focus in the health and wellness industry. The Company is presently in compounding pharmaceuticals and telemedicine through its wholly owned subsidiaries RxCompoundStore.com, LLC. (“RxCompound”), Peaks Curative, LLC. (“Peaks”), and Earth Science Foundation, Inc. (“ESF”).

RxCompound is a compounding pharmacy that has historically focused on men’s health, specifically medical products directed at ED such as Tadalafil, and Sildenafil Citrate (the generic names for Cialis and Viagra, respectively) and longevity. Currently licensed to dispense in the state of Florida, New York, New Jersey, Delaware, Colorado, Rhode Island, and Arizona. RxCompound is in the application process to obtain licenses in the remaining states in which it is not yet licensed to dispense prescriptions. Furthermore, RxCompound recently obtained its hazardous room to compound hormonal creams within the month of December 2022 and is anticipated to have its sterile compounding room operational early 2023 to provide sterile products for injection.

Peaks is the telemedicine referral site facilitating asynchronous consultations for branded compound medications prepared at RxCompound. Peaks is currently positioned to prescribe to all 50 states utilizing Smart Doctors consultation services, but only able to fulfill prescriptions within RxCompound’s licensed states. Peaks will be able to fulfill more states as RxCompound obtains dispensing licenses in additional states. Patients who order Peaks via monthly subscription will be automatically enrolled into Peaks’ Loyalty Program. As a member of the loyalty program, members will receive credit to cover the costs on their Peaks facilitated online doctor consultations. The Peaks membership enrollment will occur automatically once becoming a monthly subscriber and automatically renewed at the time of the prescription renewal order. At the time of the renewal order, credits will be applied to cover the Peaks facilitated online doctor consultation.

Peaks’ strategy has been to launch the website within three phases to insure efficiency and proper performance. Peaks launched its first Phase, Phase I, in the month of June 2022, offering one product, Tadalafil in a gummy form within 3 different dosages and quantity offerings. After months of feedback, successful orders and refills, Peaks commenced its Phase II website upgrade. Phase II will enhance the patient experience as well as offering Tadalafil in the form of gummies and tablets (generic Cialis), and Sildenafil in the form of capsules and tablets (generic Viagra) all in three different dosages and quantity offerings. Once Phase II has been completed, Peaks plans to execute a marketing campaign within the RxCompound dispensing states to increase brand exposure and sales leading to Phase III. Phase III includes over the counter (“OTC”) (non-prescription) products such as supplements and topicals. The OTC products will be custom manufactured or fulfilled through partnered companies under Peaks brand and offered worldwide.

ESF is a favored entity of ETST, effectively being a non-profit organization that was incorporated on February 11, 2019, and is structured to accept grants and donations to help those in need of assistance in paying for prescription.

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

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries. The subsidiaries include Peaks and ESF (all intercompany balances and transactions have been eliminated on consolidation).

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

Inventories

The Company did not hold any inventories during the period ended December 31, 2022. During the Period ended December 31, 2022, the Company’s operating entity Peaks fulfills its sales directly through RxCompound, owned by the Company, but did not complete its PCAOB audit dur9ng the period ended December 31, 2022. RxCompound completed its PCAOB audit subsequently to the period ended December 31, 2022, on February 3, 2023, (see Note 4, Related Party Balance and Transactions and Note 8, Subsequent Events). The Company will have its inventories stated at the lower of cost or market using the first in, first out (FIFO) method subsequently to the period ended December 31, 2022. A reserve will be established if necessary to reduce excess or obsolete inventories to their realizable value.

Cost of Sales

Components of costs of sales include product and shipping costs to customers and any inventory adjustments.

Shipping and Handling Costs

The Company accounts shipping and handling costs to customers as cost of revenue.

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

As of December 31, 2022, the Company has no warrants that are anti-dilutive and not included in the calculation of diluted loss per share.

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

Stock Based Compensation

The Company follows ASC 718 in accounting for its stock-based compensation to employees. These standards state that compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company values stock-based compensation at the market price of the Company’s common stock as of the date in which the obligation for payment of service is incurred.

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

Liquidity and Capital Resources.

For the Nine-Month Period Ended December 31, 2022, versus December 31, 2021

During the nine months ended December 31, 2022, net cash used in the Company’s operating activities totaled $(817,360) compared to $(158,683) during the three months ended December 31, 2021. During the nine months ended

December 31, 2022, net cash used in investing activities totaled $0 compared to $1,712 provided by investing activities during the nine months ended December 31, 2021. During the nine months ended December 31, 2022, net cash provided by financing activities totaled $350,000 compared to $0 from financing activities during the nine months ended December 31, 2022.

Revolving Promissory Note Issa El-Chelkh issued 1/28/22 for cash received $50,000 will accrue at a rate of 5% on a 360-day year. Maturity date January 23, 2023. The Revolving Promissory Note from Issa El-Chelkh’s $250,000 revolving credit agreement issued on August 31, 2021.

Revolving Promissory Note Issa El-Chelkh issued 4/1/22 for cash received $200,000 will accrue at a rate of 5% on a 360-day year. Maturity date March 27, 2023. The Revolving Promissory Note from Issa El-Chelkh’s $250,000 revolving credit agreement issued on August 31, 2021, now holds $0 in remaining credit.

Convertible Note VCAMJI IRREV. TRUST issued 6/10/22 for cash received $150,000 will accrue at a rate of 10% on a 360-day year. Maturity date is June 5, 2023.

Convertible Note Robert Stevens issued 6/3/22 in the principal of $220,000, together with any interest. Maturity date is April 24, 2023.

Convertible Note VCAMJI IRREV. TRUST issued 7/02/22 for cash received $200,000 will accrue at a rate of 10% on a 360-day year. Maturity date is June 27, 2023.

On December 31, 2022, the Company had total liabilities of $2,383,335 with $829,348 in a month-to-month payment plan, (see filed period ended September 30, 2022, 10-Q Note 6, Legal Proceedings). In addition, the current liabilities also include $677,500 from friendly creditors, all being large shareholders, $220,000 in a settlement convertible note, $102,956 from a SBA EIDL loan and $110,363 due to RxCompound currently in a pending acquisition transaction, (See Note 4, Related Party Balances and Transaction and Note 5, Stockholder Equity).

On December 31, 2022, the Company had a stockholder’s equity totaling $(870,350) compared to an equity of $(1,805,413) for the period ending December 31, 2021.

RESULTS OF OPERATIONS

For the Nine Months Ended December 31, 2022, versus December 31, 2021

The Company’s revenue for the nine months ended December 31, 2022, was $2,533 compared to December 31, 2021, revenue totaling $13,942. The decrease in revenue is primarily attributed to the Company consummation Peaks on November 8, 2022, (see Note 4, Related Party Balance) and provided audited financials on December 30, 2022, (see Note 8, Subsequent Events) recently launching their platform with no marketing during its first phase, (see note 8, Overview).

The Company’s current liabilities for the nine months ended December 31, 2022, was $1,407,726 compared to December 31, 2021, current liabilities totaling $1,882,355. The decrease in current liabilities is primarily attributed to the Company settlement on October 25, 2022, with Giorgio R Saumat for his acquired debt totaling $625,624 in exchange for 62,562,440 shares of its restricted Common Stock and 1,000,000 shares of its Series B Preferred Stock, Dr. Issa El-Cheikh’s promissory note dated within 2014 totaling $155,791 in exchange for 16,300,000 shares of its restricted Common Stock, and a Loan Advance convertible note dated within February 2021, and Mario Portela for his convertible note dated within February 2022 $27,500, Note Payable I and Note Payable I Interest, in exchange for 2,750,000 shares of its restricted Common Stock, (see October 28, 2022’s 8-K filing).

The Company incurred operating expenses for the nine months ended December 31, 2022, totaling $918,068, compared to $165,081 during the nine months ended December 30, 2021. The increase in operating expenses can be attributed to the Company’s litigation expenses, settlements, and general and administrative expenses, (see filed period ended September 30, 2022, 10-Q Note 6, Legal Proceedings).

Officer compensation for the nine months ended December 31, 2022, was $4,500 in cash and $0 in stock-based compensation compared to $86,173 in cash and $46,058 in stock-based compensation during the nine months ended December 31, 2021. This increase is due its CEO, CFO, and the addition of its new president. On October 25, 2022, both the Company’s CEO and President agreed to defer receiving salary compensation until the Company is cash flow positive for 3 consecutive bi-week payroll periods, (see October 28, 2022’s 8-K filing)

The Company incurred general and administrative expenses of $161,540, during the nine months ended December 31, 2022, compared to $99,035 during the nine months ended December 31, 2021. This increase is due to the accrued receivership fees and cost, (see filed period ended September 30, 2022, 10-Q Note 6, Legal Proceedings).

The Company paid professional fees of $31,433, during the nine months ended December 31, 2022, compared to $6,065 during the nine months ended December 31, 2021. This increase is due to SEC legal and auditor fees.

The Company incurred costs of legal proceedings of $18,497 during the nine months ended December 31, 2022, compared to $7,267 during the nine months ended December 31, 2021.

The Company generated a net loss from continuing operations for the nine months ended December 31, 2022, and 2021 of approximately $(129,896) and $3,203,941, respectively. As of December 31, 2022, and March 31, 2022, the Company had current assets of $537,376 and $76,942, respectively, which included the following as of December 31, 2022: cash and cash equivalents of approximately $24,188; amounts due from RxCompound of $397,382; prepaid acquisition costs of $98,000; and telemedicine platform valued at $17,806; compared to the following as of March 31, 2022, cash and cash equivalents of approximately $26,942; amounts due from RxCompoundStore.com of $25,000; and prepaid acquisition costs of $25,000.

The Company’s Plan of Operation for the Next Twelve Months

The Company’s auditors have expressed doubt as to the Company’s ability to continue as a going concern in part, because on December 31, 2022, the Company had negative working capital, an accumulated deficit of $30,265,697.

The Company’s current liabilities have historically exceeded the Company’s Current Assets; and as of December 31, 2022, that trend was continued with the Company’s current liabilities of totaling $1,407,726 exceeding the Company’s current assets of $537,376 by $870,350. While this trend is certainly has not been part of the Company’s objectives, management does not see it as particularly significant because in considering the Company’s current liabilities, $600,000 of them are represented in a related party note held by “friendly” creditors, two who are also large shareholders, VCAMJI IRREV. TRUST in the amount of $350,000 in a convertible note and Dr. Issa El-Chelkh in the amount of $250,000 in a revolving promissory note. The remaining creditors are from the recent litigation settlements, $378,846 are composed of Fox Rothchild in the amount of $158,846 in a month-to-month payment plan and Robert L. Stevens in the amount of $220,000 in a convertible note, (see filed period ended September 30, 2022, 10-Q Note 6, Legal Proceedings).

Regardless of the forgoing issues, the Company will require additional debt or equity financing for its operations as currently conducted. The Company on November 8, 2022, consummated its two merger candidates that will generate revenues in the compounding pharmaceutical and telemedicine industries, (see Note 4, Related Party Balance and Transactions and Overview).

Historically the Company has had a strong base of existing shareholders who are committed to its vision. They have historically demonstrated a willingness to purchase shares of stock when they are offered and friendly convertible notes. If these shareholders were to cease purchasing shares and notes when offered, if the Company were unable to secure other sources of debt or equity financing, or if the Company were unable to secure sufficient financing and on terms that are acceptable to it, the Company would not be able to continue operations as currently planned. Additional funding primarily allows the Company to expedite the Company’s business plan. During the periods ending December 31, 2022, and December 31, 2021, the Company has met its capital requirements through a combination of operating activities and through external financing through the sale of its restricted common stock and convertible notes. The Company intends to continue through friendly convertible notes and the sale of its restricted common stock.

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

Based on this informal evaluation, the Company’s principal executive and principal financial and accounting officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2022.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company did not have any material legal proceedings during the period ended December 31, 2022.

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2022, the Company issued 197,312,440 shares of its common stock for $1,032,724, in transactions that were exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) and/or Rule 506 promulgate under Regulation D. No gain or loss was recognized on the issuances. On October 8, 2022, the Company issued 2,000,000 shares and 2,000,000 shares to two creditors at $0.001 per share to settle claims. On October 10, 2022, the Company issued 16,300,000 shares, 4,000,000 shares, and 200,000 shares to three creditors at $0.001 per share to settle claims. On October 18, 2022, the Company issued 500,000 shares to an investor at $0.012 per share for cash. On October 18, 2022, the Company issued 1,000,000 shares, 2,000,000 shares, and 400,000 shares to three investors at $0.005 per share for cash. On October 20, 2022, the Company issued 400,000 shares, 500,000 shares, and 2,000,000 shares to three investors at $0.005 per share for cash. On October 21, 2022, the Company issued 2,000,000 shares, 1,000,000 shares, and 400,000 shares to three investors at $0.005 per share for cash. On October 24, 2022, the Company issued 62,562,440 shares to a creditor at $0.01 per share to settle claims. On October 25, 2022, the Company issued 2,000,000 shares, 1,000,000 shares, 1,000,000 shares, 400,000 shares, and 13,000,000 shares to five investors at $0.005 per share for cash. On October 25, 2022, the Company issued 2,750,000 shares to a creditor at $0.01 per share to settle claims. On October 25, 2022, the Company issued 19,750,000 shares, 17,000,000 shares, and 9,750,000 shares to three creditors at $0.001 per share to settle claims. On November 2, 2022, the Company issued 600,000 shares to an investor at $0.005 per share for cash. On November 3, 2022, the Company issued 1,200,000 shares to an investor at $0.005 per share for cash. On November 4, 2022, the Company issued 10,000,000 shares to an investor at $0.005 per share for cash. On November 7, 2022, the Company issued 1,000,000 shares to an investor at $0.005 per share for cash. On November 8, 2022, the Company issued 4,000,000 shares, 2,000,000 shares, 2,000,000 shares, 2,000,000 shares, and 1,000,000 shares to five investors at $0.005 per share for cash. On November 9, 2022, the Company issued 600,000 shares to an investor at $0.005 per share for cash. On November 14, 2022, the Company issued 1,000,000 shares to an investor at $0.005 per share for cash. On November 14, 2022, the Company issued 1,000,000 shares, 200,000 shares, 200,000 shares, 3,000,000 shares, 3,000,000 shares, 1,000,000 shares, 100,000 shares, 200,000 shares, 200,000 shares, 300,000 shares, 200,000 shares, 200,000 shares, 200,000 shares, 200,000 shares, 200,000 shares, and 400,000 shares to sixteen investors at $0.005 per share for cash.

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

EARTH SCIENCE TECH, INC.

Dated: February 10, 2023	By:	/s/ Nickolas S. Tabraue
Nickolas S. Tabraue
	Its:	CEO and Director

Dated: February 10, 2023	By:	/s/ Wendell Hecker
Wendell Hecker,
	Its:	Chief Financial Officer

