Form 10-Q/A
period 2022-12-31
Earth Science Tech, Inc.
filed 2023-03-08
CIK 1538495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

(305) 724-5684

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

As of March 7, 2023, there were 256,695,496 Common and 1,000,000 Preferred shares of the registrant’s stock outstanding.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2022 of EARTH SCIENCE TECH, INC. (the “Company”) filed with the Securities and Exchange Commission on February 10, 2023 (the “Form 10-Q”) is to correct a typo in the Company and Subsidiaries Consolidated Statements of Operations.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Earth Science Tech, Inc. & Subsidiaries

Consolidated Balance Sheets

	December 31, 2022	March 31, 2022
ASSETS
Current Assets:
Cash	$24,188	$26,942
Accounts Receivable(net allowance of $0 and $101,404 respectively )	$—	$—
Prepaid expenses and other current assets	—	—
Inventory	—	—
Total current assets	24,188	26,942

Other Assets:
Due from RxCompound	397,382	25,000
Prepaid Acquisition Costs	98,000	25,000
Telemedicine Platform	17,806
Total other assets	513,188	50,000
Total Assets	$537,376	$76,942

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
Accounts payable	$119,331	$202,270
PPP Loan	—	31,750
Accrued Settlement II	158,846	—
Convertible Promissory Note I	220,000	—
Convertible Note II	150,000	—
Convertible Note III	200,000	—
Loan Advance	—	50,000
Revolving Promissory Note	250,000	50,000
SBA EDIL Loan	102,956	106,800
Accrued expenses	86,183	311,610
Accrued settlement I	—	585,886
Interest Payable Convertible Notes IV	—	83,475
Interest Payable Promissory Note	—	14,429
Convertible Notes IV	—	326,838
Promissory Note	—	30,000
SBA Payable	10,359
Due to RxCompoundStore.com, LLC.	110,363	1,895
Note Payable	—	27,500
Note Payable Interest	—	344
Notes Payable - related party	—	59,558

Total current liabilities	1,407,726	1,882,355

Commitments and contingencies

Stockholders’ (Deficit) Equity:
Common stock, par value $0.001 per share, 750,000,000 shares authorized; 257,964,406 and 53,851,966 shares issued and outstanding as of December 31, 2022 and March 31, 2022 respectively	257,966	53,853
Preferred stock B par value $0.001 per share 1,000,000 authorized and outstanding as of December 31, 2022	1,000	—
Additional paid-in capital	29,106164	28,264,452
Accumulated deficit	(30,265,697)	(30,123,718)
Total stockholders’ (Deficit)Equity	(870,350)	(1,805,413)
Total Liabilities and Stockholders’ (Deficit) Equity	$537,376	$76,942

Earth Science Tech, Inc. & Subsidiaries

Consolidated Statements of Operations

	For the Three Months Ended December 31, 2022	For the Three Months Ended December 31, 2021	For the Nine Months Ended December 31, 2022	For the Nine Months Ended December 31, 2021
Revenue	$2,533	$3,997	$2,533	$13,942
Cost of revenues	825	2,467	825	7,544
Gross Profit	1,708	1,530	1,708	6,398

Operating Expenses:

Compensation - officers	9,654	30,846	86,173	46,058
Officer compensation stock	—	—	4,500	—
General and administrative	5,599	61,526	161,540	99,035
Professional fees	22,233	5,165	31,433	6,065
Loss on disposal of assets	—	—	—	1,712
Bad debt expense	—	4,944	—	4,944
Marketing	4,200	—	4,200	—
Litigation Expense	—	—	512,725	—
Cost of legal proceedings	8,297	—	18,497	7,267
Total operating expenses	49,983	102,481	819,068	165,081

Loss from operations	(48,275)	(100,951)	(817,360)	(158,683)
Other Income (Expenses)	166,037	—	724,062	3,408,930
Other Income
Interest expense	(18,321)	(2,452)	(29,565)	(8,040)
Interest Expense-Convertible Notes IV	—	(9,289)	—	(32,203)
Interest Expense-Promissory Note	—	(1,361)	—	(4,068)
Note Payable Interest	—	—	(1,104)	—
Interest SBA Loan	(977)	(995)	(5,929)	(1,995)
Total other income (expenses)	146,739	(14,097)	687,464	3,362,624

Net Profit/(Loss) before income taxes	98,464	(115,048)	(129,896)	3,203,941

Income taxes	—	—	—	—

Net Profit/(Loss)	$(98,464)	$(115,048)	$(129,896)	$3,203,941

Earth Science Tech, Inc. & Subsidiaries

Consolidated Statements of Stockholders’ (Deficit) Equity

For Three Months Ended December 31, 2022 and 2021

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance September 30, 2021	52,851,966	$52,853	$—	—	$28,245,452	$(29,977,989)	(1,679,684)

Common stock issued for cash	500,000	500	—	—	9,500	—	10,000
Common stock issued for services	—	—	—	—	—	—	—
Common stock issued for officer compensation	—	—	—	—	—	—	—
Common stock issued for Conversion on Note	—	—	—	—	—	—	—
Net Profit/(Loss)	—	—	—	—	—	(115,048)	(115,048)

Balance December 31, 2021	53,351,966	$53,353	$—	—	$28,254,952	$(30,093,037)	(1,784,732)

Common stock issued for cash	500,000	500	—	—	9,500	—	10,000
Common stock issued for services	—	—	—	—	—	—	—
Common stock issued for officer compensation	—	—	—	—	—	—	—
Common stock issued for Conversion on Note	—	—	—	—	—	—	—
Net Profit/(Loss)	—	—	—	—	—	(30,681	(30,681)

Balance March 31, 2022	53,851,966	$53,853	$—	—	$28,264,452	$(30,123,718)	(1,805,413)

Common stock issued for cash	—	—	—	—	—	—	—
Common stock issued for services	—	—	—	—	—	—	—
Common stock issued for officer compensation	—	—	—	—	—	—	—
Common stock issued for Conversion on Note	—	—	—	—	—	—	—
Net Profit/(Loss)	—	—	—	—	—	(154,682)	(154,682)

Balance June 30, 2022	53,851,966	$53,853	$—	—	$28,264,452	$(30,278,400	(1,960,095)

Common stock issued for cash	—	—	—	—	—	—	—
Common stock issued for services	1,700,000	1,700	—	—	—	—	1,700
Common stock issued for officer compensation	3,500,000	3,500	—	—	—	—	3,500
Common stock issued for Conversion on Note	—	—	—	—	—	—	—
Preferred stock B issued for officer compensation	—	—	1,000,000	1,000	—	—	—

Net Profit/(Loss)	—	—	—	—	—	(73,678)	(73,678)

Balance September 30, 2022	59,051,966	59,053	1,000,000	1,000	28,264,452	(30,352078)	(2,027573)

Common stock issued for cash	62,600,000	62,600	—	—	253,900	—	316,500
Common stock issued for debt settlement	136,312,440	136,312	—	—	587,812	—	724,124
Common stock issued for officer compensation	—	—	—	—	—	—	—
Peaks Curative retained earnings	—	—	—	—	—	(12,084)	(12,083)
Peaks common units	—	—	—	—	—	—	30,217

Net Profit/(Loss)	—	—	—	—	—	(98,464)	(98,464)

Balance December 31, 2022	257,964,406	257,965	1,000,000	1,000	29,106,164	(30,265,697)	(870,350)

Earth Science Tech, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

	For the Nine Months Ended December 31, 2022	For the Nine Months Ended December 31, 2021
Cash Flow From Operating Activities:
Net Profit/(Loss)	$(129,896)	$3,203,941
Changes in operating assets and liabilities:
Increase/Decrease in prepaid expenses and other current assets	—	6,691
Increase/Decrease in accrued settlement	(565,663)	18,761
Stock issued for debt settlement	724,124	—
Increase in inventory	—	6,644
Decrease in other assets	(397,039)	(3,408,637)
Decrease in accounts payable	(300,780)	127,638
Net Cash Used in Operating Activities	(669,254)	(40,462)

Investing Activities:
Purchases of property and equipment	—	1,712
Net Cash Used in Investing Activities	—	1,712

Financing Activities:
Proceeds from issuance of common stock	316,500	38,175
Proceeds from Convertible Notes	350,000	—
Intrinsic value of Conv Notes-Addtl Paid-in-Capital	—	—
Net Cash Provided by Financing Activities	666,500	38,175

Net Decrease in Cash	(2,754)	(5,575)

Cash - Beginning of period	26,942	16,161
Cash - End of period	$24,188	$10,586

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

ESF is a favored entity of ETST, effectively being a non-profit organization that was incorporated on February 11, 2019, and is structured to accept grants and donations to help those in need of assistance in paying for prescriptions.

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

Note 6 — Commitments and Contingencies

Legal Proceedings

The Company is not currently a party to any material legal proceeding.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceeding.

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

EARTH SCIENCE TECH, INC.

Dated: March 8, 2023	By:	/s/ Giorgio R. Saumat
Giorgio R. Saumat
	Its:	CEO and Director

Dated: March 8, 2023	By:	/s/ Wendell Hecker
Wendell Hecker,
	Its:	Chief Financial Officer

