Form 10-Q/A
period 2022-12-31
Earth Science Tech, Inc.
filed 2023-03-17
CIK 1538495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A2

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

As of March 17, 2023, there were 256,695,496 Common and 1,000,000 Preferred shares of the registrant’s stock outstanding.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 2 to the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2022 of EARTH SCIENCE TECH, INC. (the “Company”) filed with the Securities and Exchange Commission on March 3, 2023 (the “Form 10-Q”) is to correct a Promissory Note disclosed in the filing.

No other changes have been made to the Form 10-QA No. 1. This Amendment No. 2 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

The Company received an email on February 9, 2023 from the Autorité des Marchés Financiers (“the AMF”) with a complaint, in French dated January 23, 2023. The Complaint alleges that the Company’s former CEO, Dr. Michele Aube, improperly raised capital for the Company and is claiming Forty Thousand Dollars in damages. Dr. Aube resigned in 2019. The Company has retained legal counsel in Quebec and will vigorously defend this claim.

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

Promissory Note Robert Stevens issued 6/3/22 in the principal of $220,000, together with any interest. Maturity date is May 29, 2023.

Convertible Note VCAMJI IRREV. TRUST issued 7/02/22 for cash received $200,000 will accrue at a rate of 10% on a 360-day year. Maturity date is June 27, 2023.

On December 31, 2022, the Company had total liabilities of $1,407,726 with $829,348 in a month-to-month payment plan, (see filed period ended September 30, 2022, 10-Q Note 6, Legal Proceedings). In addition, the current liabilities also include $677,500 from friendly creditors, all being large shareholders, $220,000 in a settlement promissory note, $102,956 from a SBA EIDL loan and $110,363 due to RxCompound currently in a pending acquisition transaction, (See Note 4, Related Party Balances and Transaction and Note 5, Stockholder Equity).

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

The Company’s current liabilities have historically exceeded the Company’s Current Assets; and as of December 31, 2022, that trend was continued with the Company’s current liabilities of totaling $1,407,726 exceeding the Company’s current assets of $537,376 by $870,350. While this trend is certainly has not been part of the Company’s objectives, management does not see it as particularly significant because in considering the Company’s current liabilities, $600,000 of them are represented in a related party note held by “friendly” creditors, two who are also large shareholders, VCAMJI IRREV. TRUST in the amount of $350,000 in a convertible note and Dr. Issa El-Chelkh in the amount of $250,000 in a revolving promissory note. The remaining creditors are from the recent litigation settlements, $378,846 are composed of Fox Rothchild in the amount of $158,846 in a month-to-month payment plan and Robert L. Stevens in the amount of $220,000 in a promissory note, (see filed period ended September 30, 2022, 10-Q Note 6, Legal Proceedings).

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

EARTH SCIENCE TECH, INC.

Dated: March 17, 2023	By:	/s/ Giorgio R. Saumat
Giorgio R. Saumat
	Its:	CEO and Director

Dated: March 17, 2023	By:	/s/ Wendell Hecker
Wendell Hecker,
	Its:	Chief Financial Officer

