Form 10-K
period 2023-03-31
Earth Science Tech, Inc.
filed 2023-06-20
CIK 1538495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-55000

EARTH SCIENCE TECH, INC.

(Exact name of registrant as specified in its charter)

florida	80-0961484
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8950 SW 74th CT

Suite 101

Miami, FL 33156, USA

(Address of principal executive offices, zip code)

(305) 724-5684

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large, accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large, accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging Growth Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed fiscal year (March 31, 2023) was approximately $10,173,999.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on March 31 2023, was 282,611,083.

APPLICABLE ONLY TO CORPORATE ISSUERS

Audit Firm ID	Auditor Name	Auditor Location
6554	Bolko & Company	Boca Raton, FL

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly, and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov.

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

When we use the terms “ETST”, “Company”, “we”, “our” and “us” we mean Earth Science Tech, Inc., a Florida corporation, and its consolidated subsidiaries, taken as a whole, as well as any predecessor entities, unless the context indicates otherwise.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, the other reports, statements, and information that the Company has previously filed with or furnished to, or that we may subsequently file with or furnish to, the SEC, and public announcements that we have previously made or may subsequently make include, may include, or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. To the extent that any statements made in this report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified using words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation, marketability of our products; legal and regulatory risks associated with OTC Markets; our ability to raise additional capital to finance our activities; the future trading of our common stock; our ability to operate as a public company; our ability to protect our proprietary information; general economic and business conditions; the volatility of our operating results and financial condition; our ability to attract or retain qualified senior management personnel and research and development staff; and other risks detailed from time to time in our filings with the SEC, or otherwise.

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

PART I

ITEM 1. BUSINESS

BUSINESS BACKGROUND AND OVERVIEW

Earth Science Tech, Inc. (“ETST” or the “Company”) was incorporated under the laws of the State of Nevada on April 23, 2010, and subsequently changed its domicile to the State of Florida on June 27, 2022. As of November 8, 2022, the Company is a holding entity set to acquire companies with its current focus in the health and wellness industry. The Company is presently in compounding pharmaceuticals and telemedicine through its wholly owned subsidiaries RxCompoundStore.com, LLC. (“RxCompound”), Peaks Curative, LLC. (“Peaks”), and Earth Science Foundation, Inc. (“ESF”).

RxCompound is a complete compounding pharmacy. RxCompound is currently licensed to fulfill prescriptions in the states of Florida, New York, New Jersey, Delaware, Pennsylvania, Rhode Island, Nevada, Colorado, and Arizona. RxCompound is in the application process to obtain licenses in the remaining states in which it is not yet licensed to fulfill prescriptions.

Peaks is a telemedicine referral site focused on men’s health. Peaks’ orders are exclusively fulfilled by RxCompound. Patients who order Peaks via monthly subscription receive their refills automatically. Currently, Peaks is focused on Men’s health, and, more specifically, ED. The company intends to expand offerings to include over the counter (“OTC”) (non-prescription) products such as supplements and topicals. The OTC products will be custom manufactured or fulfilled through partnered companies under the Peaks brand and offered worldwide.

ESF is a favored entity of the Company, effectively being a non-profit organization that was incorporated on February 11, 2019, and is structured to accept grants and donations to help those in need of assistance in paying for prescriptions.

Current Operations

CORPORATE STRATEGY

The Company operates as a holding entity with a presence in the telehealth and compounding pharmaceutical sectors. Its primary objective is to deliver contemporary and personalized health and wellness medications to patients. These offerings primarily target chronic conditions, which often require recurring prescriptions and continuous healthcare support.

Most of the offerings on Peaks’ website are sold to customers on a subscription basis. Subscription plans provide an easy and convenient way for customers to get the ongoing treatment they need while simultaneously providing the Company with predictability through a recurring revenue stream.

Acquisitions

In November 2022, we completed the acquisitions of RxCompound and Peaks. Peaks completed its PCAOB audit on December 30, 2022, and RxCompound on February 3, 2023.

PRODUCT REGULATION

As a consumer-driven healthcare organization, we are required to comply with complex healthcare laws and regulations at both the state and federal level.

Marketing

Peaks’ marketing strategy relies on a combination of social media and search advertising techniques to reach its target audience effectively.

RxCompound has garnered a remarkable reputation through positive word-of-mouth, owing to its innovative approaches and unwavering commitment to quality. The team at RxCompound goes the extra mile by personally visiting new accounts to ensure a strong foundation and continuously strengthens existing relationships through valuable partnerships.

COMPETITION

The Company’s competitors are other Specialty Compounding Pharmacies in the markets in which the subsidiaries operate and any telehealth platforms specializing in men’s health.

EMPLOYEES

As of March 31, 2023, the Company has eight (8) employees. None of our employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relationship with our employees to be good.

ITEM 1A. RISK FACTORS

A description of the risks and uncertainties associated with our business and ownership of our Class A common stock is set forth below. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our Class A common stock could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See “Cautionary Note Regarding Forward-Looking Statements.”

Summary of Principal Risk Factors

●	Our limited operating history and evolving business make it difficult to evaluate our current business and future prospects and increase the risk of your investment.

●	Our results of operations, as well as our key metrics, may fluctuate on a quarterly and annual basis, which may result in our failing to meet the expectations of industry and securities analysts or our investors.

●	If we are unable to expand the scope of our offerings, including the number and type of products and services that we offer, the number and quality of healthcare providers serving our customers, and the number and types of conditions capable of being treated through our platform, our business, financial condition, and results of operations may be materially and adversely affected.

●	If we are unable to successfully market to new customers and retain existing customers, or if evolving privacy, healthcare, or other laws prevent or limit our marketing activities, our business, financial condition, and results of operations could be harmed.

●	We operate in highly competitive markets and face competition from large, well-established healthcare providers and more traditional retailers and pharmaceutical providers with significant resources, and, as a result, we may not be able to compete effectively.

●	Our brand is integral to our success. If we fail to effectively maintain, promote, and enhance our brand in a cost-effective manner, our business and competitive advantage may be harmed.

●	Our pharmacy business subjects us to additional healthcare laws and regulations beyond those we face with our core telehealth business and increases the complexity and extent of our compliance and regulatory obligations.

●	If we fail to comply with applicable healthcare and other governmental regulations, we could face substantial penalties, our business, financial condition, and results of operations could be adversely affected, and we may be required to restructure our operations.

●	Evolving government regulations and enforcement activities may require increased costs or adversely affect our results of operations.

●	Security breaches, loss of data, and other disruptions could compromise sensitive information related to our business or customers or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

●	We may be subject to legal proceedings and litigation, including intellectual property disputes, which are costly to defend and could materially harm our business and results of operations.

●	We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

●	Our Series B class Preferred stock structure has the effect of concentrating voting power with our Chief Executive Officer and Director, Giorgio R. Saumat, which limits an investor’s ability to influence the outcome of important transactions, including a change in control.

●	The market price of our common stock may be volatile.

Risks Related to Peaks and RxCompound Business

Our limited operating history and evolving business make it difficult to evaluate our current business and future prospects and increase the risk of your investment.

If we are unable to expand the scope of our offerings, including the number and type of products and services that we offer, the number and quality of healthcare providers serving our customers, and the number and types of conditions capable of being treated through our platform, our business, financial condition, and results of operations may be materially and adversely affected.

If we are unable to successfully market to new customers and retain existing customers, or if evolving privacy, healthcare, or other laws prevent or limit our marketing activities, our business, financial condition, and results of operations could be harmed.

Use of social media and celebrity influencers may materially and adversely affect our reputation or subject us to fines or other penalties.

Our brand is integral to our success. If we fail to effectively maintain, promote, and enhance our brand in a cost-effective manner, our business and competitive advantage may be harmed.

The failure of our offerings to achieve and maintain market acceptance could result in our achieving revenue below our expectations, which could cause our business, financial condition, and results of operations to be materially and adversely affected.

The market for Peaks’ business model and services is new, rapidly evolving, and increasingly competitive, as the healthcare industry in the United States is undergoing significant structural change and consolidation, which makes it difficult to forecast demand for our solutions.

Competitive platforms or other technological breakthroughs for the monitoring, treatment, or prevention of medical conditions may adversely affect demand for our offerings.

We operate in highly competitive markets and face competition from large, well-established healthcare providers and more traditional retailers and pharmaceutical providers with significant resources, and, as a result, we may not be able to compete effectively.

The activities and quality of healthcare providers treating Peaks’ customers and providing prescriptions to RxCompound, including any potentially unethical or illegal practices, could damage our brand, subject us to liability, and harm our business and financial results.

Any failure to offer high-quality support may adversely affect the Company’s relationships with customers and healthcare providers, and in turn the Company’s financial condition, and results of operations.

Acquisitions and investments could result in operating difficulties, dilution, and other harmful consequences that may adversely impact the Company, financial condition, and results of operations. Additionally, if the Company is not able to identify and successfully acquire suitable businesses, the Company, results of operations, and prospects could be harmed.

Economic uncertainty or downturns, particularly as it impacts the healthcare industry, could adversely affect the Company’s business, financial condition, and results of operations.

If Peaks is unable to deliver a rewarding experience on mobile devices, Peaks may be unable to attract and retain customers.

Peaks’ business depends on continued and unimpeded access to the internet and mobile networks.

We depend on a number of other companies to perform functions critical to Peaks’ ability to operate its platform and RxCompound’s ability to offer services, generate revenue from customers, and to perform many of the related functions.

Disruption in the Company’s supply chain could negatively impact our business.

The Pharmacy business subjects the Company to additional healthcare laws and regulations beyond those that Peaks faces with its core telehealth business, and RxCompound’s services increase the complexity and extent of compliance and regulatory obligations.

The Company’s payments system depends on third-party service providers and is subject to evolving laws and regulations.

The Company’s pricing decisions may adversely affect our ability to attract new customers, healthcare providers, and other partners.

The Company’s success depends on the continuing and collaborative efforts of its management team, and its business may be severely disrupted if the company loses their services.

We depend on the Company’s talent to grow and operate its business, and if unable to hire, integrate, develop, motivate, and retain personnel, the Company may not be able to grow effectively.

The Company’s inventory is stored in RxCompound’s facility located in Miami, FL, and any damage or disruption at the facility may harm the business.

Risks Related to Governmental Regulation

If the Company fails to comply with applicable healthcare and other governmental regulations, we could face substantial penalties, our business, financial condition, and results of operations could be adversely affected, and we may be required to restructure our operations.

If Peaks or RxCompound’s practices are found to violate federal or state anti-kickback, physician self-referral, or false claims laws, the Company may incur significant penalties and reputational damage that could adversely affect our business.

Evolving government regulations and enforcement activities may require increased costs or adversely affect the Company’s results of operations.

Changes in public policy that mandate or enhance healthcare coverage could have a material adverse effect on the business, operations, and/or results of operations.

The products Peaks and RxCompound sell are subject to FDA regulations and other international, federal, state, and local requirements, and if the Company fails to comply with international, federal, state, and local requirements, Peaks and RxCompound’s ability to fulfill customers’ orders through our platform could be impaired.

Peaks and RxCompound may be subject to fines, penalties, and injunctions if we are determined to be promoting the use of products for unapproved uses.

The information that Peaks and RxCompound provide to healthcare providers, customers, and partners could be inaccurate or incomplete, which could harm the business, financial condition, and results of operations.

Peaks and RxCompound use, disclosure, and other processing of personally identifiable information, including health information, is subject to federal, state, and foreign privacy and security regulations, and failure to comply with those regulations or to adequately secure the information held could result in significant liability or reputational harm and, in turn, a material adverse effect on customers, providers, and revenue.

Public scrutiny of internet privacy and security issues may result in increased regulation and different industry standards, which could deter or prevent Peaks from providing services to customers, thereby harming the business.

Security breaches, loss of data, and other disruptions could compromise sensitive information related to the business or to customers or prevent access to critical information and expose the Company to liability, which could adversely affect the business and its reputation.

Failure to comply with anti-bribery, anti-corruption, and anti-money laundering laws could subject the Company to penalties and other adverse consequences.

Risks Related to Intellectual Property and Legal Proceedings

Failure to protect or enforce our intellectual property rights could harm the business and results of operations.

The Company may in the future be subject to claims that we violated the intellectual property rights of others, which are extremely costly to defend and could require us to pay significant damages and limit our ability to operate.

The Company may be subject to legal proceedings and litigation, including intellectual property disputes, which are costly to defend and could materially harm the business and results of operations.

Changes in accounting rules, assumptions, or judgments could materially and adversely affect the Company, including recent statements from the SEC regarding SPAC-related companies.

The Company faces the risk of product liability claims and may not be able to maintain or obtain insurance.

The business could be disrupted by catastrophic events and man-made problems, such as power disruptions, data security breaches, and terrorism.

Risks Related to the Company, Results of Operations, and Additional Capital Requirements

The Company has a history of net losses, anticipates increasing expenses in the future, and may not be able to achieve or maintain profitability.

The Company’s results of operations, as well as our key metrics, may fluctuate on a quarterly and annual basis, which may result in failing to meet the expectations of industry and securities analysts or its investors.

Peaks relies significantly on revenue from customers purchasing subscription-based prescription products and services and may not be successful in expanding its offerings.

The requirements of being a public company have strained and may continue to strain the Company’s resources, divert management’s attention, and may result in litigation.

The Company may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

If the Company’s estimates or judgments relating to its significant accounting policies prove to be incorrect, the results of operations could be adversely affected.

Adverse tax laws or regulations could be enacted, or existing laws could be applied to the Company or to customers, which could subject us to additional tax liability and related interest and penalties, increase the costs of the Company’s offerings, and adversely impact our business.

Certain U.S. state tax authorities may assert the Company has a state nexus and seek to impose state and local income taxes which could harm the results of operations.

Risks Related to Ownership of the Company Securities

Trading in our common stock on the Pink Exchange has been subject to wide fluctuations.

Our common stock is currently quoted only on the OTCPink Marketplace, which may have an unfavorable impact on our stock price and liquidity.

The regulation of penny stocks by SEC and FINRA may discourage the tradability of our securities.

Florida law, our Articles of Incorporation, and our by-laws provides for the indemnification of our officers and directors at our expense, and correspondingly limits their liability, which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

We do not intend to pay cash dividends on any investment in the shares of stock of our Company and any gain on an investment in our Company will need to come through an increase in our stock’s price, which may never happen.

Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

Our common stock market prices may be volatile, which substantially increases the risk that investors may not be able to sell their Securities at or above the price that was paid for the security.

Because we may issue additional shares of our common stock, investment in our company could be subject to substantial dilution.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

The issuance of shares to enter acquisitions may have a significant dilutive effect.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTY AND EQUIPMENT

The Company uses a variety of pharmaceutical compounding equipment in its operations. The majority of the equipment used by the Company is owned outright by the Company, but the Company does lease certain equipment. The leases for such equipment contain terms that are customary in the industries in which the Company operates. On March 31, 2023, the Company had $143,213 in property and equipment with approximately $15,436 in accumulated depreciation.

ITEM 3. LEGAL PROCEEDINGS

The Company received an email on February 9, 2023, from the Autorité des Marchés Financiers (“the AMF”) with a complaint, in French, dated January 23, 2023. The Complaint alleges that the Company’s former CEO, Dr. Michele Aube, improperly raised capital for the Company and is claiming Forty Thousand Dollars in damages. Dr. Aube resigned in 2019. On May 23rd, 2023, the Company signed an agreement not to raise any new capital in Quebec and pay Seven Thousand, Four Hundred and Seven Dollars in administrative penalty to the AMF.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the OTC Pink Market under the symbol “ETST”. Our common stock has been quoted on the OTC Pink Market since October 6, 2021, under the symbol “ETST”. Because we are quoted on the OTC Pink Market, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid quotations for our common stock as reported on the Pink for the periods indicated.

Fiscal 2022	Low	High
First Quarter – reported June 30, 2022	$0.0231	$0.0291
Second Quarter – reported September 30, 2022	$0.0141	$0.0155
Third Quarter – reported December 31, 2022	$0.031	$0.031
Fourth Quarter – reported March 31, 2023	$0.0235	$0.05

Fiscal 2021	Low	High
First Quarter – reported June 30, 2021	$0.0206	$0.0206
Second Quarter – reported September 30, 2021	$0.0244	$0.0305
Third Quarter – reported December 31, 2021	$0.0196	$0.0279
Fourth Quarter – reported March 31, 2022	$0.015	$0.015

HOLDERS

As of March 31, 2023, there were 194 record holders of the Company’s common stock.

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

UNREGISTERED SALES OF SECURITIES

The following shares sold and issued were shares of restricted Common Stock made in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, and/or Rule 506 of Regulation D promulgated thereunder. The investors were “accredited investors” and/or “sophisticated investors” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning their qualifications as a “sophisticated investors” and/or “accredited investors.” The Company provided and made available, to the investors, full information regarding its business and operations. There was no general solicitation in connection with the offers or sales of the restricted securities. The investors acquired the restricted common stock for their own accounts, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by exemptions from registration requirements of Section 5 of the Securities Act—the existence of any such exemptions is subject to legal review and approval by the Company.

During the twelve months ended March 31, 2023, the Company issued 227,059,118 shares of its common stock for $1,016,568, in transactions that were exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) and/or Rule 506 promulgate under Regulation D. No gain or loss was recognized on the issuances.

On July 15, 2022, the Company issued 1,000,000 and 2,500,000 shares to two executives at $0.001 per share in an amended executive agreement. On October 8, 2022, the Company issued 2,000,000 shares and 2,000,000 shares to two private individuals at $0.001 per share in a settlement and release agreement. On October 10, 2022, the Company issued 16,300,000 shares, 4,000,000 shares, 4,000,000 shares, 200,000 shares to four private individuals at $0.001 per share in a settlement and release agreement. On October 18, 2022, the Company issued 500,000 shares to a private investor at $0.012 per share for cash. On October 18, 2022, the Company issued 1,000,000 shares, 400,000 shares, and 400,000 shares to three private investors at $0.005 per share for cash. On October 20, 2022, the Company issued 2,000,000 shares, 500,000 shares, and 2,000,000 shares to three private investors at $0.005 per share for cash. On October 21, 2022, the Company issued 2,000,000 shares, 1,000,000 shares, and 400,000 shares to three private investors at $0.005 per share for cash. On October 24, 2022, the Company issued 62,562,440 shares to a private individual at $0.01 per share in a settlement and release agreement. On October 25, 2022, the Company issued 2,000,000 shares, 1,000,000 shares, 1,000,000 shares, 400,000 shares, and 13,000,000 shares to five private investors at $0.005 per share for cash. On October 25, 2022, the Company issued 2,700,000 shares to a private individual at $0.01 per share in a settlement and release agreement. On October 25, 2022, the Company issued 19,750,000 shares, and 17,000,000 shares to three private individuals at $0.001 per share in a settlement and release agreement. On October 27, 2022, the Company issued 9,750,000 shares to a private investor at $0.001 per share in a settlement and release agreement. On November 4, 2022, the Company issued 500,000 shares to a private investor at $0.005 per share for cash. On November 7, 2022, the Company issued 1,000,000 shares to a private investor at $0.005 per share for cash. On November 8, 2022, the Company issued 4,000,000 shares, 2,000,000 shares, 2,000,000 shares, 2,000,000 shares, and 1,000,000 shares to four private investors at $0.005 per share for cash. On November 9, 2022, the Company issued 600,000 shares to a private investor at $0.005 per share for cash. On November 11, 2022, the Company issued 600,000 shares and 10,000,000 shares to private investors at $0.005 per share for cash. On November 14, 2022, the Company issued 1,000,000 shares, 200,000 shares, 200,000 shares, 3,000,000 shares, 3,000,000 shares, 1,000,000 shares, 100,000 shares, 200,000 shares, 200,000 shares, 300,000 shares, 200,000 shares, 200,000 shares, 200,000 shares, 200,000 shares, 200,000 shares, and 400,000 shares to sixteen private investors at $0.005 per share for cash. On January 13, 2023, the Company issued 1,666,667 shares, 666,667 shares, 6,000,000 shares, 666,667 shares, and 333,334 shares to five private investors at $0.015 per share for cash. On January 26, 2023, the Company issued 333,334 shares to a private investor at $0.015 per share for cash. On January 31, 2023, the Company issued 1,133,333 shares to a private investor at $0.015 per share for cash. On February 3, 2023, the Company issued 1,200,000 shares to a private investor at $0.005 per share for cash. On February 3, 2023, the Company issued 333,334 shares, 413,334 shares, and 1,333,334 shares to three private investors at $0.015 per share for cash. On February 6, 2023, the Company issued 200,000 shares to a private investor at $0.015 per share for cash. On February 7, 2023, the Company issued 500,000 shares and 333,334 shares to two private investors at $0.015 per share for cash. On February 8, 2023, the Company issued 666,667 shares, 333,334 shares, 333,334 shares, 333,334 shares, and 333,334 shares to five private investors at $0.015 per share for cash. On February 9, 2023, the Company issued 333,334 shares to a private investor at $0.015 per share for cash. On February 10, 2023, the Company issued 266,667 shares, 333,334 shares, and 166,667 shares to three private investors at $0.015 per share for cash. On February 13, 2023, the Company issued 66,667 shares to a private investor at $0.015 per share for cash. On February 14, 2023, the Company issued 400,000 shares to a private investor at $0.015 per share for cash. On February 15, 2023, the Company issued 333,334 shares to a private investor at $0.015 per share for cash. On February 21, 2023, the Company issued 100,000 shares to a private investor at $0.015 per share for cash. On February 28, 2023, the Company issued 333,334 shares and 200,000 shares to two private investors at $0.015 per share for cash. On March 20, 2023, the Company issued 5,000,000 shares to a private investor at $0.005 per share for cash.

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

The holders of the common stock do not have cumulative voting rights or preemptive rights to acquire or subscribe for additional, unissued or treasury shares in accordance with the laws of the State of Florida. Accordingly, excluding any voting rights granted to any series of our preferred stock, the holders of more than 50 percent of the issued and outstanding shares of the common stock voting for the election of directors can elect all of the directors if they choose to do so, and in such event, the holders of the remaining shares of the common stock voting for the election of the directors will be unable to elect any person or persons to the board of directors. All outstanding shares of the common stock are fully paid and non-assessable.

The laws of the State of Florida provide that the affirmative vote of a majority of the holders of the outstanding shares of our common stock and any series of our preferred stock entitled to vote thereon is required to authorize any amendment to our articles of incorporation, any merger or consolidation of Earth Science Tech, Inc. with any corporation, or any liquidation or disposition of any substantial assets of Earth Science Tech, Inc..

PREFERRED STOCK

On April 21, 2022, the Company’s Board of Directors adopted articles of incorporation in the state of Nevada authorizing, without further vote or action by the stockholders, to create out of the unissued shares of the Company’s preferred stock, $0.001 par value Series B Preferred Stock. The Board of Directors is authorized to establish, from the authorized and unissued shares of Preferred Stock, one or more classes or series of shares, to designate each such class and series, and fix the rights and preferences of each such class of Preferred Stock; which class or series shall have such voting powers, such preferences, relative, participating, optional or other special rights, and such qualifications, limitations or restrictions as shall be stated and expressed in the resolution or resolutions providing for the issuance of such class or series of Preferred Stock as may be adopted from time to time by the Board of Directors prior to the issuance of any shares thereof. The articles of incorporation and designation authorizes the issuance of 1,000,000 shares of Preferred Stock, of which 1,000,000 shares have been designated as Series B Preferred Stock, of which 1,000,000 of Series B are issued and outstanding as of March 31, 2023. Each issued and outstanding share of Series B Preferred Stock shall be entitled to the number of votes equal to the result of: (i) 1.5 multiplied by the addition sum of: (A) the number of shares of Common Stock issued and outstanding at the time of such vote; and (B) the number of votes in the aggregate of any outstanding shares of any class of preferred stock of the Corporation (other than the Series B Preferred Stock), if any, at the time of such vote; with such sum divided by (ii) the total number of shares of Series B Preferred Stock issued and outstanding at the time of such vote, at each meeting of shareholders of the Corporation with respect to any and all matters presented to the shareholders of the Corporation for their action or consideration, including the election of directors. Holders of Series B Preferred Stock shall vote together with the holders of Common Shares (and any other outstanding class of preferred stock of the Corporation (other than the Series B Preferred Stock), if any.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the years ended March 31, 2023, and March 31, 2022, should be read in conjunction with our consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements due to a number of factors. We use words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and similar expressions to identify forward-looking statements.

OVERVIEW

The Company is a holding entity set to acquire companies with its current focus in the health and wellness industry. The Company is presently in compounding pharmaceuticals and telemedicine through its wholly owned subsidiaries RxCompoundStore.com, LLC. (“RxCompound”), Peaks Curative, LLC. (“Peaks”), and Earth Science Foundation, Inc. (“ESF”).

RxCompound is a compounding pharmacy that has historically focused on men’s health, specifically medical products directed at ED such as Tadalafil, and Sildenafil Citrate (the generic names for Cialis and Viagra, respectively) and longevity. Currently licensed to fulfill prescriptions in the states of Florida, New York, New Jersey, Delaware, Colorado, Rhode Island, Pennsylvania, Nevada, and Arizona. RxCompound is in the application process to obtain licenses in the remaining states in which it is not yet licensed to dispense prescriptions. Furthermore, RxCompound recently obtained its hazardous room to compound hormonal creams within the month of December 2022 and is anticipated to have its sterile compounding room operational early 2023 to provide sterile products for injection.

Peaks is the telemedicine referral site facilitating asynchronous consultations for branded compound medications prepared at RxCompound. Peaks is currently positioned to prescribe to all 50 states utilizing third- party consultation services, but only able to fulfill prescriptions within RxCompound’s licensed states. Peaks will be able to fulfill more states as RxCompound becomes licensed in additional states. Patients who order Peaks via monthly subscription are automatically enrolled into Peaks’ Loyalty Program. As a member of the loyalty program, members will receive credit to cover the costs on their Peaks’ facilitated online doctor consultations. The Peaks membership enrollment will occur automatically once becoming a monthly subscriber and automatically renewed at the time of the prescription renewal order. At the time of the renewal order, credits will be applied to cover the Peaks facilitated online doctor consultation.

Peaks plans to execute a marketing campaign within the states in which RxCompound is licensed to increase brand exposure. This includes over the counter (“OTC”) (non-prescription) products such as supplements and topicals. The OTC products will be custom manufactured or fulfilled through partnered companies under Peaks brand and offered worldwide.

ESF is a favored entity of ETST, effectively being a non-profit organization that was incorporated on February 11, 2019, and is structured to accept grants and donations to help those in need of assistance in paying for prescriptions.

RESULTS OF OPERATIONS

The following tables set forth summarized cost of revenue information for the year ended March 31, 2023, and for the year ended March 31, 2022:

	For the Years Ended March 31,
	2023	2022

Revenue	$48,537	$14,123
Cost of revenues	26,477	22,639
Gross Profit/(Loss)	22,060	(8,516)

We had product sales of $48,537 and a gross profit of $22,060, representing a gross margin of 45.45% in the year end March 31, 2023, compared with product sales of $14,123 and a loss of $8,516, representing a gross margin of (60.30) % in year end March 31, 2022. The revenue increase in the year ended on March 31, 2023 compared with the year ended on March 31, 2022, is primarily due to acquisition of RxCompound and Peaks.

The Company’s acquisition of RxCompound was consummated on November 8, 2022, along with Peaks; however, RxCompound completed its PCAOB audit on February 3, 2023, after the fiscal quarter that ended December 31, 2022. Hence sales of RxCompound were being recognized from Feb. 2023 onwards. We are adding results of Peaks for Nov. 2022.

For the year ended March 31, 2023, the Company had a net loss from continuing operations of approximately $379,266 compared to a gain from continuing operations of approximately $3,173,260 for the year ended March 31, 2022. This increase in net loss is due largely to losing the net income that was booked in the year ended March 31, 2022, from the Cromogen Settlement, see Note 6. Legal Proceedings in the period ended March 31, 2022, 10-K filed July 22, 2022.

OPERATING EXPENSES

	Years Ended March 31,
	2023	2022	$ Change	% Change
Compensation – officers	$91,020	$77,308	$14,712	15.06%
Officer Compensation Stock	$4,500	$-	$4,500	100%
Marketing	$8,074	$3,655	$4,419	54.73%
General and administrative	$231,890	$116,064	$115,826	49.95%
Professional fees	$67,061	$8,719	$58,342	87%
Bad Debt Expense	$-	4,944	$(4,944)	(100)%
Cost of legal proceedings	$24,276	$7,500	$16,776	69.11%
Litigation Expense	$512,725	-	$512,725	100%
Licenses and fees	$1,706	-	$1,706	100%
Depreciation expense	$31,352	-	$25,638	100%
Total operating expenses	$972,604	$218,190	$754,414	77.57%

Loss from operations	(950,544)	(226,706)	$(723,838)	319.28%

Other Income (Expenses):
Other income	$618,711	3,486,672	(2,867,961)	(82.25)%
Interest expense	(47,433)	(86,706)	39,273	(360)%
Total other income (expenses)	571,278	3,399,966	(2,828,688)	(83.20)%

Net Profit/(Loss) before income taxes	(379,266)	3,173,260	(3,552,526)	(111.95)%

Income taxes	-	-

Net Profit/(Loss)	$(379,266)	$3,173,260	$(3,552,526)	(111.95)%

Net Profit/(Loss) per common share:
Profit/(Loss) per common share-Basic and Diluted	$(0.003)	$0.06	$(0.06)	(105)%

Marketing expenses totaled $8,074 for the twelve months ended March 31, 2023, an increase of $4,419 from $3,655 for the twelve months ended March 31, 2022. This increase is primarily related to the Company pushing online sales through social media marketing and good ads.

Officer compensation totaled $91,020 for the twelve months ended March 31, 2023, an increase of $13,712 from $77,308 for the prior period ended March 31, 2022. This increase is due to the Company’s having a larger executive team compared to the year prior.

Legal and professional fees totaled $605,768 for the twelve months ended March 31, 2023, an increase of $589,549 from $16,219 for the prior period ended March 31, 2022. The increase in legal and professional fees was due compliance expenses including filing fees, audit fees, SEC legal fees, paying the remaining legal expenses to unwind out of receivership.

Costs and Expenses - Costs of sales include the costs of manufacturing, packaging, warehousing, and shipping our products. As we develop and release additional products, we expect our costs of sales to increase.

General and administrative expenses increased from $116,064 for the year ended March 31, 2022, to $231,892 for the year ended March 31, 2023. This increase was due to the fees related from the second receiver appointed on August 22, 2021, and unwinding on June 2, 2022, for $137,851. The remaining expenses include office expenses of $14,433, employee compensation of $38,595 (this includes RxCompound, Peaks, and the Company), and the remaining balance in other various expenses.

We are a smaller reporting company, as defined by 17 CFR § 229.10(f)(1). We do not consider the impact of inflation and changing prices as having a material effect on our net sales and revenues and on income from our operations for the previous two years or from continuing operations going forward.

INTEREST EXPENSE

Interest expense decreased to $47,433 in March 31, 2023 year end compared with $86,706 in March 31, 2022 year end. This decrease in interest expense was due to settlement of prior year’s debt obligation – refer to Note 7.

NON-GAAP FINANCIAL MEASURES

We use Adjusted EBITDA internally to evaluate our performance and make financial and operational decisions that are presented in a manner that adjusts from their equivalent GAAP measures or that supplements the information provided by our GAAP measures. Adjusted EBITDA is defined by us as EBITDA (net income (loss) plus depreciation expense, amortization expense, interest and income tax expense, minus income tax benefit), further adjusted to exclude certain non-cash expenses and other adjustments as set forth below. We use Adjusted EBITDA because we believe it more clearly highlights trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures, since Adjusted EBITDA eliminates from our results specific financial items that have less bearing on our core operating performance.

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

CASH FLOW & ASSETS

A summary of our changes in cash flows & assets for the years ended March 31, 2023, and 2022, is provided below:

	As of March 31,
	2023	2022
ASSETS:
Current Assets:
Cash	$35,756	$26,942
Inventory	10,260	-
Total current assets	46,016	26,942
Property and equipment, net	143,213	-
Right of use asset, net	200,674	-
Intangible assets, net	137,819	-
Goodwill	2,164,480	-
Other assets	-	50,000
Total Assets	$2,692,202	$76,942

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable and accrued liabilities	$517,137	$1,099,766
Current portion of loans and obligations	604,767	780,694
Due to RX	-	1,895
Other payables	117,193	-
Current portion of operating lease obligations	68,188	-
Total current liabilities	1,307,285	1,882,355
Operating lease obligations; less current maturities	96,743	-
Loans and obligations; less current maturities	204,408
Total liabilities	1,608,436	1,882,355
Commitments and contingencies

Stockholders’ (Deficit) Equity:
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding as of March 31, 2023, and March 31, 2022, respectively	1,000	-
Common stock, par value $0.001 per share, 750,000,000 shares authorized; 282,611,083 and 53,851,966 shares issued and outstanding as of March 31, 2023, and March 31, 2022, respectively	282,612	53,853
Additional paid-in capital	31,303,138	28,264,452
Accumulated deficit	(30,502,984)	(30,123,718
Total stockholders’ (Deficit) Equity	1,083,766	(1,805,413)
Total Liabilities and Stockholders’ Equity	$2,692,202	$76,942

The Company had $35,756 in Cash for the period ended March 31, 2023, compared with $26,942 for the same period ended March 31, 2022.

Assets’ position has been improved significantly on account of recognition of goodwill, acquisition of equipment by RxCompound and addition of right of use assets for lease agreement of premises. Peaks also added its telemedicine platform in intangibles.

The Company had $90,790 in Accounts Payable for the period ended March 31, 2023, compared with $202,270 for the same period ended March 31, 2022. This decrease is primarily due to many of the payables being settled for shares, see Company’s October 28, 2022, filed 8-K.

Accrued expenses totaled $115,400 for the twelve months ended March 31, 2023, a decrease of $196,210 from $311,610 for the period ended March 31, 2022. The majority of the accrued expenses were $67,863 of accrued payroll for Wendell Hecker and Nickolas Tabraue, $33,391 of accrued interest payable, and the remaining amounts for receiver’s fees.

Long term and short-term debt obligations have been reduced on settlement of outstanding claims against issue of shares.

The Company had a Stockholder’s Equity of $1,083,766 for the period ended March 31, 2023, compared with $1,805,413 of Stockholder’s Deficit for the same period ended March 31, 2022. This improvement is primarily due to the issuance of shares for cash and debt settlements (also caused reduction in accrued settlement payable).

CASH FLOWS FROM OPERATING ACTIVITIES

Operating Activities for the years ended March 31, 2023, and March 31, 2022: the Company used cash for operating activities of $1,013,128 expenses and $168,106, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

During the years ended March 31, 2023, and March 31, 2022, the Company had $0 in investing activities and $1,712, respectively.

CASH FLOWS FROM FINANCING ACTIVITIES

During the year ended March 31, 2023, the Company received $ 564,200 through the issue of common stock.

Proceeds of $350,000 and $199,980 were received through convertible promissory notes of VCAMJI IRREV. TRUST, C/O Giorgio R. Saumat, Trustee and revolving promissory note of Great Lakes Holding Group, LLC.

Net settlement of $85,000 was made to the GHS Investments, LLC as per the Court Order, dated May 31, 2023.

FUTURE FINANCING

Private investors through standard notes, discounted registered stock, and facilitated debt.

STOCK BASED COMPENSATION

The Company issued shares of common stock (3,500,000 shares) and Preferred B stock (1,000,000 shares) to Nickolas S. Tabraue and Mario G. Tabraue against services provided during the year ended March 31, 2023. No outstanding stock-based compensation as of March 31, 2023.

RECENT ACCOUNTING PRONOUNCEMENTS

The company has assessed the impact of the recent pronouncements in the preparation of Consolidated Financial Statements and their impact has been disclosed in NOTE 2.

OFF- BALANCE SHEET ARRANGEMENTS

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth at the pages indicated in Part IV, Item 15(a)(1) of this Annual Report.

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Accounting and Auditing Firm

1825 NW Corporate Blvd, 110

Boca Raton, Florida 33431

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors

Earth Science Tech, Inc.

Miami, Florida

We have audited the accompanying balance sheet of Earth Science Tech, Inc. as of March 31, 2023, the related statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023, and the results of its operations and its cash flow for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. We were not engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

An audit involves performing procedures to obtain audit evidence about amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bolko & Company
Certified Public Accountant

We have served as the Company’s auditor since 2023

June 19, 2023

Boca Raton, Florida

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of March 31,
	2023	2022
ASSETS:
Current Assets:
Cash	$35,756	$26,942
Inventory	10,260	-
Total current assets	46,016	26,942
Property and equipment, net	143,213	-
Right of use asset, net	200,674	-
Intangible assets, net	137,819	-
Goodwill	2,164,480	-
Other assets	-	50,000
Total Assets	$2,692,202	$76,942

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable and accrued liabilities	$517,137	$1,099,766
Current portion of loans and obligations	604,767	780,694
Due to RX	-	1,895
Other payables	117,193	-
Current portion of operating lease obligations	68,188	-
Total current liabilities	1,307,285	1,882,355
Operating lease obligations; less current maturities	96,743	-
Loans and obligations; less current maturities	204,408
Total liabilities	1,608,436	1,882,355
Commitments and contingencies

Stockholders’ (Deficit) Equity:
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding as of March 31, 2023, and March 31, 2022, respectively	1,000	-
Common stock, par value $0.001 per share, 750,000,000 shares authorized; 282,611,083 and 53,851,966 shares issued and outstanding as of March 31, 2023, and March 31, 2022, respectively	282,612	53,853
Additional paid-in capital	31,303,138	28,264,452
Accumulated deficit	(30,502,984)	(30,123,718
Total stockholders’ (Deficit) Equity	1,083,766	(1,805,413)
Total Liabilities and Stockholders’ Equity	$2,692,202	$76,942

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended March 31,
	2023	2022
Revenues, net	$48,537	$14,123
Cost of revenues	26,477	22,639
Gross Profit	22,060	(8,516)

Operating Expenses:
Officer’s cash compensation	$91,020	$77,308
Officer’s stock compensation	$4,500	$-
Selling and marketing	$8,074	$3,655
General and administrative	$231,890	$116,064
Bad Debt Expense	$-	4,944
Legal and professional	$605,768	$16,219
Depreciation and amortization	$31,352	$-
Total operating expenses	$972,604	$218,190

Loss from operations	(950,544)	(226,706)

Other Income (Expenses):
Other income	$618,711	3,486,672
Interest expense	(47,433)	(86,706)
Total other income (expenses)	571,278	3,399,966

Net Profit/(Loss) before income taxes	(379,266)	3,173,260

Income taxes	-	-

Net Profit/(Loss)	$(379,266)	$3,173,260

Net Profit/(Loss) per common share:
Profit/(Loss) per common share - Basic and Diluted	$(0.003)	$0.06
Weight average number of shares outstanding	145,867,024	53,851,966

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED MARCH 31, 2023 AND 2022

	Common Stock		Preferred Stock			Additional Paid-in	Accumulated
Description	Shares	Amount	Shares		Amount	Capital	Deficit	Total

Balance at March 31, 2021	50,551,966	$50,553	$			$28,219,577	$(33,296,978)	(5,026,848)

Common stock issued for cash	1,000,000	1,000				19,000		20,000
Common stock issued for Conversion on Note	2,300,000	2,300				25,875		28,175
Net Profit/(Loss)							3,173,260	3,173,260

Balance at March 31, 2022	53,851,966	$53,853	$			$28,264,452	$(30,123,718)	(1,805,413)

Common stock issued for cash	87,246,677	87,247				476,953		564,200
Common stock issued for operating claims	1,700,000	1,700						1,700
Common stock issued for officer’s compensation	3,500,000	3,500						3,500
Preferred stock B issued for officer’s compensation				1,000,000	1,000			1,000
Common stock issued for debt settlement	85,612,440	85,612				736,533		822,145
Common stock issued for acquisition of RX and Peaks	50,700,000	50,700				1,825,200		1,875,900
Net Profit/(Loss)							(379,266)	(379,266)

Balance at March 31, 2023	282,611,083	$282,612		1,000,000	$1,000	$31,303,138	$(30,502,984)	1,083,766

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended March 31
	2023	2022
Cash flows from operating activities:
Net Profit/(Loss)	(379,266)	3,173,260
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	4,500	-
Gain on payable settlement	(618,711)	-
Depreciation and amortization	31,352	-

Changes in operating assets and liabilities:
Deposits	-	6,191
Prepaid expenses and other current assets	-	(43,892)
Inventory	-	21,738
Other current liabilities	-	(22,333)
Accrued settlement	235,947	(3,408,637)
Accounts payable and accrued expenses	(286,949)	105,567
Net cash used in operating activities	(1,013,128)	(168,106)

Cash flows from investing activities:
Purchases of property and equipment	-	1,712
Net cash used in investing activities	-	1,712

Cash flows from financing activities:
Proceeds from issuance of common stock	564,200	48,175
Payments on debt obligations	(97,612)	-
Proceeds from loans and notes	549,980	125,000
Net Cash Provided by Financing Activities	1,016,568	173,175
Net increase (decrease) in cash and cash equivalents	3,440	6,781
Impact of acquisition	5,374	-
Cash and cash equivalents at beginning of the period	26,942	10,781
Cash and cash equivalents at end of the period	35,756	26,942

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$8,016	$3,082
Cash paid for income taxes	-	-

Non-Cash Transactions
Common stock issued for acquisition of subsidiaries	$1,875,900	-
Common stock issued for debt settlement	822,145	-
Common stock issued for operating claims	1,700	-
Common stock issued for officer’s compensation	3,500	-
Preferred B stock issued for officer’s compensation	1,000
Common stock issued on conversion of notes payable	-	28,175

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

RxCompound is a compounding pharmacy that has historically focused on men’s health, specifically medical products directed at ED such as Tadalafil, and Sildenafil Citrate (the generic names for Cialis and Viagra, respectively) and longevity. Currently licensed to fulfill prescriptions in the states of Florida, New York, New Jersey, Delaware, Colorado, Rhode Island, Pennsylvania, Nevada, and Arizona. RxCompound is in the application process to obtain licenses in the remaining states in which it is not yet licensed to dispense prescriptions. Furthermore, RxCompound recently obtained its hazardous room to compound hormonal creams within the month of December 2022 and is anticipated to have its sterile compounding room operational early 2023 to provide sterile products for injection.

Peaks is the telemedicine referral site facilitating asynchronous consultations for branded compound medications prepared at RxCompound. Peaks is currently positioned to prescribe to all 50 states utilizing a third-party consultation service provider, but only able to fulfill prescriptions within RxCompound’s licensed states. Peaks will be able to fulfill more states as RxCompound obtains pharmacy licenses in additional states. Patients who order Peaks via monthly subscription will be automatically enrolled into Peaks’ Loyalty Program. As a member of the loyalty program, members will receive credit to cover the costs on their Peaks facilitated online doctor consultations. The Peaks membership enrollment will occur automatically once becoming a monthly subscriber and automatically renewed at the time of the prescription renewal order. At the time of the renewal order, credits will be applied to cover the Peaks facilitated online doctor consultation.

Peaks plans to execute a marketing campaign within the states in which RxCompound is licensed to increase brand exposure and sales. This includes over the counter (“OTC”) (non-prescription) products such as supplements and topicals. The OTC products will be custom manufactured or fulfilled through partnered companies under Peaks brand and offered worldwide.

ESF is a favored entity of ETST, effectively being a non-profit organization that was incorporated on February 11, 2019, and is structured to accept grants and donations to help those in need of assistance in paying for prescriptions.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Principles of consolidation

The accompanying consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries RxCompound, Peaks and ESF.

The Company’s acquisition of RxCompound was consummated on November 8, 2022, along with Peaks; however, RxCompound completed its PCAOB audit on February 3, 2023 (“Acquisition Date”). Operating results of subsidiaries have been consolidated according to their acquisition dates. No inter-company transactions and balances were identified.

Going Concern

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding the Company’s recurring losses, working capital deficiency or accumulated deficit.

As of March 31, 2023, the Company had $35,756 in cash to fund its operations. The Company does not believe its current cash balance will be sufficient to allow the Company to fund its current liabilities of $1,307,285. The ability of the Company to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until it becomes profitable. These principal factors raise substantial doubt concerning the Company’s ability to continue as a going concern. Management has financed the Company’s operations principally through government loans, notes payable and equity finance.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of estimates and assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The areas requiring significant estimates are impairment of goodwill, provision for taxation, useful life of depreciable assets, useful life of intangible assets, contingencies, and going concern assessment. The estimates and underlying assumptions are reviewed on an ongoing basis. Actual results could differ from those estimates.

Impairment of Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

Cash and cash equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations. As of March 31, 2023, and March 31, 2022, the Company held a cash balance of $35,756 and $26,942, respectively.

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

Revenue recognition

The Company has implemented ASC 606, Revenue from Contracts with Customers for revenue recognition by incorporating the necessary changes in systems and processes. These changes included the development of new policies based on the five-step model provided in the new revenue standard, ongoing contract review requirements, and gathering of information provided for disclosures. Revenue is recognized at the point in time.

The Company recognizes revenue from product sales or services rendered when control of the promised goods is transferred to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services. To achieve this core principle, we apply the following five steps: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenue when or as the Company satisfies a performance obligation.

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by category — core and non-core, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s disaggregated revenue by category is as follows:

	For the Years Ended
	March 31, 2023	March 31, 2022

Core:
Sale of Pharmaceutical products - RxCompound	$44,099	$-
CBD Sales – Holding Company		14,123
Total core revenue, net	44,099	14,123
Non-Core:	-	-
Services – Peaks	4,438	-
Total revenue, net	$48,537	$14,123

Inventories

The Company has its inventories stated at the lower of cost (on first in, first out (FIFO) method) or market value basis. A reserve is established if necessary to reduce excess or obsolete inventories to their realizable value. The stated cost is comprised of finished products. Reserves, if necessary, are recorded to reduce inventory to market value based on assumptions about consumer demand, current inventory levels and product life cycles for the various inventory items. These assumptions are evaluated annually and are based on the Company’s business plan and from feedback from customers and the product development team. As of March 31, 2023 and March 31, 2022, the inventory reserves were not material.

Cost of Revenues

Components of cost of revenues include product costs, shipping costs to customers and any inventory adjustments.

Shipping and Handling

Costs incurred by the Company for shipping and handling are included in costs of revenues.

Related Parties

The Company follows ASC 850-10, Related Parties, for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20, the related parties include: (a) affiliates of the Company (“Affiliate” means, with respect to any specified person, any other person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such person, as such terms are used in and construed under Rule 405 under the Securities Act); (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Research and development

Research and development costs are expensed as incurred. The Company’s research and development expenses relate to its engineering activities, which consist of the design and development of new products for specific customers, as well as the design and engineering of new or redesigned products for the industry in general. No expense was charged in the years ended March 31, 2023, and March 31, 2022.

Income taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period, which includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of or all the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions. This first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments, and which may not accurately anticipate actual outcomes.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2023, the Company has not recorded any unrecognized tax benefits.

Interest and penalties related to liabilities for uncertain tax positions will be charged to interest and operating expenses, respectively. The Company has net operating loss carryforwards (NOL) for income tax purposes of approximately $6,150,613. This loss is allowed to be offset against future income until the year 2039 when the NOL’s will expire. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the substantial losses incurred through March 31, 2022. The change in the valuation allowance for the years ended March 31, 2023, and 2022, was an increase of $0 and $0, respectively.

Internal Revenue Code Section 382 (“Section 382”) imposes limitations on the availability of a company’s net operating losses after certain ownership changes occur. The Section 382 limitation is based upon certain conclusions pertaining to the dates of ownership changes and the value of the Company on the dates of the ownership changes. It was determined that an ownership change occurred in October 2013 and March 2014. The amount of the Company’s net operating losses incurred prior to the ownership changes are limited based on the value of the Company on the date of the ownership change. Management has not determined the amount of net operating losses generated prior to the ownership change available to offset taxable income after the ownership change.

Net loss per common share

The Company follows ASC 260 to account for earnings per share. Basic earnings per common share calculations are determined by dividing net results from operations by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share calculation is determined by dividing net results from operations by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

For the year ended March 31, 2023, shares issuable upon conversion of convertible notes were anti-dilutive because of net loss and as such, their effect has not been included in the calculation of diluted net loss per share. No dilutive common shares in the comparative year.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is reviewed for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. In conducting its annual impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that the fair value of the reporting unit is less than its carrying amount, the Company performs a quantitative assessment and the fair value of the reporting unit is determined by analyzing the expected present value of future cash flows. If the carrying value of the reporting unit continues to exceed its fair value, the fair value of the reporting unit’s goodwill is calculated and an impairment loss equal to the excess is recorded. As of March 31, 2023, the Company recognized goodwill on the acquisition of its wholly owned subsidiaries; RxCompoundStore.com, LLC. (“RxCompound”) and Peaks Curative, LLC. (“Peaks”).

Stock Based Compensation

The Company applies the fair value method of ASC 718, Compensation-Stock Compensation, in accounting for its stock-based compensation. These standards state that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period, if any. The Company uses the Black-Scholes option pricing model to determine the fair value of its stock, stock option and warrant issuance. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a few complex and subjective variables. These variables include the Company’s expected stock price, volatility over the term of the awards, actual employee exercise behaviors, risk-free interest rate and expected dividends. The company issued common stock for services provided by officers and others, during the year ended March 31, 2023. However, no stock-based commitments were outstanding as at March 31, 2023 and 2022.

Cash flows reporting

The Company follows ASC 230 to report cash flows. This standard classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by this standard to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports separately information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to this standard.

Fair Value

FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a framework for all fair value measurements and expands disclosures related to fair value measurement and developments. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires that assets and liabilities measured at fair value are classified and disclosed in one of the following three categories:

Level 1 — Quoted market prices for identical assets or liabilities in active markets or observable inputs;

Level 2 — Significant other observable inputs that can be corroborated by observable market data; and

Level 3 — Significant unobservable inputs that cannot be corroborated by observable market data.

The carrying amounts of cash, accounts payable and other liabilities, accrued expenses and settlement payable approximate fair value because of the short-term nature of these items.

The fair value of the Company’s debt approximated the carrying value of the Company’s debt as of March 31, 2023, and as of March 31, 2022. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and terms of debt.

Property and equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. During the year ended March 31, 2023, RxCompound added various equipment for its hazardous room, to compound hormonal creams. Depreciation on equipment is charged using a straight line method over the estimated useful life of 5 years.

Recently issued accounting pronouncements

We have considered the impact of the following pronouncements:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In January 2018, the FASB issued ASU 2018-01, which permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expire before the Company’s adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. On May 20, 2020, the FASB voted to delay implementing the new lease standard for non-public organizations, making their new effective date the fiscal year starting after Dec. 15, 2021. The Company adopted this transition provision and provided necessary disclosures.

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, (for “emerging growth company” beginning after December 15, 2020). The Company has adopted this standard effective from January 1, 2021, and the adoption of this standard did not have any significant impact on the consolidated financial statements.

The FASB recently issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to reduce complexity in applying GAAP to certain financial instruments with characteristics of liabilities and equity. The guidance in ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, which requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. The amendments in ASU 2020-06 further revise the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The amendments in ASU 2020-06 are effective for public entities for fiscal years beginning after December 15, 2021, with early adoption permitted (for “emerging growth company” beginning after December 15, 2023). The Company has assessed the impact this standard will have on the Company’s consolidated financial statements. No material adjustments were required.

Update ASU 2021-10- Government Assistance (Topic 832)

In November 2021, the FASB issued guidance which requires business entities to disclose information about certain government assistance they receive. The amendments in this Update are effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. Early application of the amendments is permitted. An entity should apply the amendments in this Update either (1) prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or (2) retrospectively to those transactions. We do not expect adoption of this standard to result in additional disclosures within our Consolidated Financial Statements.

Intangible assets

Intangible assets consist of Peaks telemedicine platform, Holding Company’s web domains and goodwill recognized by RxCompound in stand-alone Financial Statements under the push down approach. Intangible assets with finite lives are amortized over the estimated useful life of five years and goodwill is amortized over the estimated life of 10 years. These assets are evaluated for impairment at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Reclassification

No restatement was made in comparative Consolidated Financial Statements. However, Certain amounts from the prior year have been reclassified to conform to the current year presentation.

NOTE 3 – PROPERTY AND EQUIPMENT, NET

	As of	As of
	March 31, 2023	March 31, 2022

Equipment – cost	$150,082	$-
Less: Accumulated depreciation	(6,869)	-
Property and Equipment, Net	$143,213	-

Depreciation expense for the years ended March 31, 2023, and March 31, 2022, was $6,869 and $0, respectively.

During the year additions represented the Equipment acquired by RxCompound. It also obtained financing for TCA cleanroom Suite ($80,794) and Medisca Equipment from New Lane Finance and Spenser Capital Group, Inc. Equipment was purchased from original suppliers; however, financing was provided by the aforementioned lenders.

Weighted average remaining term was 5 years (approx.) and weighted average discount rate was 7%.

NOTE 4- LEASES

The Company treats a contract as a lease when the contract conveys the right to use a physically distinct asset for a period of time in exchange for consideration, or the Company directs the use of the asset and obtains substantially all the economic benefits of the asset. These leases are recorded as right-of-use (“ROU”) assets and lease obligation liabilities for leases with terms greater than 12 months. ROU assets represent the Company’s right to use an underlying asset for the entirety of the lease term. Lease liabilities represent the Company’s obligation to make payments over the life of the lease. A ROU asset and a lease liability are recognized at commencement of the lease based on the present value of the lease payments over the life of the lease. Initial direct costs are included as part of the ROU asset upon commencement of the lease. Since the interest rate implicit in a lease is generally not readily determinable for the operating leases, the Company uses an incremental borrowing rate to determine the present value of the lease payments. The incremental borrowing rate represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar lease term to obtain an asset of similar value.

The Company reviews the impairment of ROU assets consistent with the approach applied for the Company’s other long-lived assets. The Company reviews the recoverability of long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company elected the practical expedient to exclude short-term leases (leases with original terms of 12 months or less) from ROU asset and lease liability accounts.

RxCompoundStore.com, LLC entered into a lease arrangement on May 26, 2022, whereby the subsidiary obtained the possession of the property located at 8950 SW 74th Court Suite 101, Miami, FL, 33156. The lease requires monthly payments of $7,057 for a term of 36-months plus the single lump sum payment of $40,000 upon execution in June 2022. The facility consists in two offices, a sterile compounding cleanroom, a cooking room, a reception area, a fulfillment area, and storage for inventory. The lease agreement does not contain any significant residual value guarantees or restrictive covenants but does contain a 3-year renewal option. The Company treated this lease arrangement as an operating lease and recognized right of use asset and lease liability accordingly.

Supplemental balance sheet information related to leases were as follows:

	As of	As of
	March 31, 2023	March 31, 2022

Assets
Right of use asset, net	$200,674	$-

Operating lease liabilities
Current	68,188	-
Non-current	96,743	-
Total Lease Liabilities	$164,931	$-

The components of lease cost were as follows:

	For the Years Ended March 31
	2023	2022

Depreciation	$15,436	$-
Interest on lease obligation	2,935	-
Total lease cost	$18,372	$-

Lease term and discount rate were as follows:

	As of	As of
	March 31, 2023	March 31, 2022

Weighted average remaining lease term - Operating leases	2.17 years	-

Weighted average discount rate - Operating leases	10%	-

NOTE 5 - INTANGIBLE ASSETS

Intangible assets, consisted of the following:

	As of	As of
	March 31, 2023	March 31, 2022

Telemedicine Platform	$17,806	$-
Web Domain	19,323	-
Goodwill – push down approach (A)	138,312	-
Accumulated Amortization	(37,622)	-
Net Balance	$137,819	$-

(A)	Goodwill - push down approach

On September 01, 2020, a shareholder acquired 100% of the outstanding ownership of RxCompound and elected a push down accounting approach as of the date of the purchase date which resulted in the recognition of the goodwill of $138,312 in the Balance sheet of RxCompound. The Holding Company elected to amortize Goodwill over 10 years, as per prior years’ policy, and charged an amortization expense of $13,831 in the year ended March 31, 2023.

NOTE 6- GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in the business combinations. On November 08, 2022 the Company acquired 100% of the outstanding equity shares of RxCompoundStore.com, LLC and Peaks Curative, LLC against the share exchange consideration and recognized Goodwill.

	As of		As of
	March 31, 2023	Impairment	March 31, 2023
RxCompound and Peaks	$2,164,480	$-	$2,164,480

Total	$2,164,480	$-	$2,164,480

The Company conducted an impairment test as of March 31, 2023, and no indication of impairment was identified.

NOTE 7- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of	As of
	March 31, 2023	March 31, 2022

Accounts Payable	$90,790	$202,270
Accrued Expenses (A)	115,400	311,610
Accrued settlement (B)	310,947	585,886
Total	$517,137	$1,099,766

(A) Accrued Expenses

As of March 31, 2023, accrued expenses included interest payable of $33,391, accrued payroll of $67,863, audit fees payable of $ 10,000 and other payables of $4,146.

(B) Accrued Settlement

On May 31, 2022, an Order was issued by the District Court for the settlement of claims of Chromogen ($ 585,885), William Leonard ($60,281), Garman Turner Gordon LLP ($77,570), GHS ($85,000), Robert Stevens ($220,000) and Rothchild ($270,000).

As of March 31, 2023, the company recognized unpaid accrued settlement of $90,947 and $220,000 against the claims of Rothchild and Strongbow Advisors.

Prior year’s claim of $585,886 of Cromogen has been settled through cash payment of $75,000 by the Company and remaining $510,886 was settled by Giorgio R. Saumat. Subsequently, the Company issued 62,562,440 shares of common stock to Giorgio R. Saumat in exchange for the claims settled by him.

NOTE 8 – DEBTS

Notes payable and loans payable consisted of the following:

		As of March 31, 2023,
			Current	Long-Term
Name		Total	Maturities	Maturities

SBA Loan Payable	(1)	$209,175	$4,767	$204,408
Revolving Promissory Note Payable	(2)	250,000	250,000	-
Convertible Promissory Note Payable	(3)	350,000	350,000	-
Equipment Finance	Note-3	117,193	30,823	86,370
		$926,368	$635,590	$290,778

As of March 31, 2022,

			Current	Long-Term
Name		Total	Maturities	Maturities

SBA Loan Payable	(1)	$106,800	$106,800	$-
Revolving Promissory Note Payable	(2)	50,000	50,000	-
Convertible Promissory Note Payable	(3)	410,313	410,313	-
PPP Loan Payable	(4)	31,750	31,750	-
Advance Payable	(4)	50,000	50,000	-
Promissory Note Payable	(4)	44,429	44,429	-
Notes payable – related parties	(4)	87,402	87,402	-

		$780,694	$780,694	$-

(1)	SBA Loan Payable

On July 27, 2020, the Holding Company executed a secured loan with the U.S. Small Business Administration (SBA) under the Economic Injury Disaster Loan program in the amount of $106,800. The loan is secured by all tangible and intangible assets of the Company and payable over 30 years at an interest rate of 3.75 % per annum. Installment payments, including principal and interest, totaling $521.00 monthly, will begin twelve (12) months from the date of the Note, with the first payments applied to accumulated accrued interest.

On April 01, 2021, RxCompound executed a secured loan with the U.S. Small Business Administration (SBA) under the Economic Injury Disaster Loan program in the amount of $108,700. The loan is secured by all tangible and intangible assets of the Company and payable over 30 years at an interest rate of 3.75 % per annum. Installment payments, including principal and interest, totaling $530.00 monthly, will begin twelve (12) months from the date of the Note, with the first payments applied to accumulated accrued interest.

Installment payments due within a year have been classified under current liabilities.

Following is the aggregate future long term SBA loan payments, as of March 31, 2023:

Amount
Loan Payments
Within year 1	$4,767
Within year 2	4,947
Within year 3	5,132
Within year 4	5,325
Thereafter	189,004
Total Loan Payments	209,175
Less: Current portion	(4,767)

Non-Current portion	$204,408

(2) Revolving Promissory Note

On August 31, 2021, the Company issued a revolving promissory note of $250,000 to Great Lakes Holding Group, LLC. Proceeds were received in two installments of $50,000 (Jan 28, 2022) and $200,000 (April 01, 2022), respectively. Interest is charged at the rate of 5%. Repayment of interest and principal will be made on or before January 01, 2024.

(3) Convertible Promissory Note

The Company issued two convertible notes to VCAMJI IRREV. TRUST, C/O Giorgio R. Saumat, Trustee against cash proceeds of $200,000 (July 10, 2022) and $150,000 (June 10, 2022) respectively. Interest is charged at the rate of 10% and both notes are expected to be settled by June 27, 2023 and June 05, 2023, respectively. Convertible notes have been classified as related party balance.

The Company analyzed the convertible notes payable based on the provisions of ASC 815-15 and determined that the conversion options of the convertible notes qualify as embedded derivatives. However, the convertible feature was not beneficial for the holder since issuance due to accumulated deficit and restriction on dividend payments. Accordingly, no derivative liability was recognized as of March 31, 2023. The Company will perform this assessment at each year end.

(4) Opening Debt Obligations:

All other prior year’s debt obligations of Issa - EL Cheikh and Mario Portella have been settled through the issue of 16,300,000 and 2,750,000 shares of common stock, respectively. GHS Investments LLC balance was net settled through the cash payment of $85,000 only and PPP Loan of $31,750 was waived off.

NOTE 9 – ACQUISITION AND RELATED TRANSACTIONS

On or about November 3, 2021 the Company entered into an agreement for the purchase of RxCompoundStore.com, LLC and Peaks Curative, LLC through the purchase of 100% of the outstanding equity securities of both entities. The agreement was amended on November 08, 2022, to incorporate share exchange consideration only. The Company’s acquisition of RxCompound was consummated on November 8, 2022, along with Peaks; however, RxCompound completed its PCAOB audit on February 3, 2023, which was considered as its acquisition date.

Subsidiaries operating results were consolidated according to the above acquisition dates. Shortly after entering into the purchase agreement with RxCompoundstore.com and Peaks Curative, the Company shifted from formulating and selling CBD products to formulating pharmaceutical products and topicals for sale through its accounts and the telemedicine platform of Peaks Curative. Consequently, in the year ended March 31, 2023, no revenue was recognized by the Holding Company but generated revenue of $48,537 through RxCompound and Peaks.

As consideration for the acquisition, an aggregate of 50,700,000 shares of the company’s Common Stock of the Earth Science Tech, Inc were issued to the shareholders of subsidiaries in following proportion:

Shareholder of Subsidiaries	Shares of Common Stock

Mario G. Tabraue	9,750,000
Jose Rodriguez	19,750,000
Mario Portela	17,000,000
Adrian Raventons	2,000,000
Frank Garcia	2,000,000
Sam Garcia	200,000
Total	50,700,000

Pro Forma unaudited financial information has been attached within the 10-K as Exhibit 99.3.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Matters:

The Company received an email on February 9, 2023, from the Autorité des Marchés Financiers (“the AMF”) with a complaint, in French, dated January 23, 2023. The Complaint alleges that the Company’s former CEO, Dr. Michele Aube, improperly raised capital for the Company and is claiming Forty Thousand Dollars in damages. Dr. Aube resigned in 2019. On May 23rd, 2023, the Company agreed not to raise any new capital in Quebec and pay Seven Thousand, Four Hundred and Seven Dollars in administrative penalty to the AMF.

Status of prior year’s outstanding claims have been disclosed in NOTE 7.

Employment and Consulting Agreements:

The Company is a party to an employment agreement with its CFO $750 bi-weekly. The agreement is cancelable by either party giving thirty days’ notice. The Company’s CEO and President will not receive compensation until the Company is cash flow positive for 3 consecutive bi-week payroll periods. Once the Company has achieved cash flow positive status, the Company’s Board of Directors will renegotiate the CEO and President’s agreement. However, unpaid salary has been disclosed under accrued expenses.

No consulting agreement was signed during the years ended March 31, 2023, and March 31, 2022.

Rental:

During the year ended March 31, 2023, RxCompound entered into lease arrangement for the property located at 8950 SW 74th Court Suite 101, Miami, FL, 33156. Terms of the contract have been disclosed in NOTE 04 – LEASES.

NOTE 11 – EQUITY

Common stock:

The Company has authorized 750,000,000 shares of $.001 par value common stock. As of March 31, 2023, and March 31, 2022, the Company had 282,611,083 and 53,851,966 shares, respectively, of common stock issued and outstanding.

During the year ended March 31, 2023, the Company issued 87,246,677 shares of common stock against cash proceeds of $564,200.

Common stock issued for officer’s compensation and debt settlement were 3,500,000 and 85,612,440 (shareholder-wise breakdown has been disclosed in NOTE 7).

On July 15, 2022, the company issued 1,700,000 shares to Mario Alexander Portela, Jose Damian Rodriguez and Steven Warm (for receiver’s services).

In connection with the Acquisition of RxCompound and Peaks, the Company issued 50,700,000 shares of common stock to the existing shareholders of subsidiaries (shareholder-wise breakdown has been disclosed in NOTE 9).

During the year ended March 31, 2022, the Company issued 1,000,000 common shares for cash consideration of $1,000.

On June 04, 2021, the Company issued 2,300,000 shares of Common Stock at a price of $0.01225 per share in conversion of the Convertible Promissory Note dated April 2, 2019, for the principal debt amount of $19,982.84 and interest of $8,192.16 totaling $28,175.00 pursuant to the exemption provided by 3(a)9 of the Securities Act of 1933, as amended. Like the other notes purchased by GHS, the notes were originally issued as “not in a public offering” under the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Preferred Stock:

On April 21, 2022, the Company amended its Articles of Incorporation to include Preferred Stock - Series B Preferred, authorized 1,000,000 shares.

As stock-based compensation, the Company issued 500,000 shares of Series B Preferred to Nickolas Tabraue, and 500,000 shares of Series B Preferred Stock were issued to Mario Tabraue.

In October 2022, both Nickolas S. Tabraue and Mario G. Tabraue transferred their Series B Preferred Stock to Giorgio R. Saumat through a settlement agreement, see October 28, 2022, filed 8-K – Item 1.01.

NOTE 12 – RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions. Transactions with related parties have been disclosed in debt, acquisition and officer’s compensation notes.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through June 16, 2023, which is the date the financial statements were issued, and has concluded that no such events or transactions took place which would require adjustment to or disclosure in the financial statements, except for the following:

On June 03, 2022, Promissory Note was issued to Robert Stevens against accrued settlement of $220,000. Maturity date was May 29, 2023; however, its payment terms were rescheduled on the date of maturity. Parties agreed on the payment of $15,000 upon execution of amended terms, followed by a 41-month period of installment payments of $5,000, commencing from September 01, 2023.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS & PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of March 31, 2023, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of our management, we evaluated the effectiveness of our internal control over financial reporting as of March 31, 2023. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the board members.

Based on its assessment, our management concluded that our internal control over financial reporting was effective as of March 31, 2023.

Our internal control over financial reporting as of March 31, 2023, has been audited by BOLKO CPA, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On February 10, 2023, Steven Warm, Jeannette Payne Steigerwald, and Nickolas S. Tabraue resigned from their positions as members of the Board of Directors of Earth Science Tech, Inc. (the “Company”). Their resignations were not the result of any disagreement with the Company or any other entity or any matter relating to the operations, policies (including accounting or financial policies) or practices of the Company.

On February 10, 2023, Nickolas S. Tabraue resigned from his role as the Company’s Chief Executive Officer (“CEO”). His resignation was not the result of any disagreement with the Company or any other entity or any matter relating to the operations, policies (including accounting or financial policies) or practices of the Company.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Company does not, at present, have any employees other than the current officers and directors. We have not entered into any employment agreements, as we currently do not have any employees other than the current officers and directors.

Directors and Executive Officers

Name	Principal Occupation	Age	Director or Officer Since
Giorgio R. Saumat	Chief Executive Officer and Director	44	2022
Mario G. Tabraue	President and Director	44	2021
Wendell Hecker	Chief Financial Officer	67	2018
Jeff P.H. Cazeau	Independent Director	55	2023

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

Officer and Director Background:

Giorgio R. Saumat -CEO, Director, & Chairman

Mr. Saumat is an investor and entrepreneur with over 20 years of experience investing, operating, and consulting for private businesses and investors. Having graduated from Rutgers University in 2001 with an undergraduate degree in Economics and Political Science, he co-founded CASAU Group as a private equity group specializing in real estate. In 2009 he opened and invested in multiple locations of restaurants in the greater Miami Area, which he sold in 2013. He then founded POINT96 Consulting to assist private businesses and accredited investors in realizing their personal and/or organizational objectives through unique strategic planning.

Mario G. Tabraue - President & Director

Mr. Tabraue worked from 1997 until 2002 assisting with real estate transactions as well as first- and third-party insurance claims at the law firm of Moises Kaba III. During this time, he also free-lanced, creating websites and working with businesses by creating and implementing new processes in accounting and with digital technologies. From 2002 until 2009, Mr. Tabraue worked for Eller-ITO Stevedoring Company at the Port of Miami where he served in operations and logistics, first with simple vessel operations, and, as he demonstrated his skills, advanced to complex operations and finally management of full vessel planning and operations. From 2009 until 2013, Mr. Tabraue worked for Ceres Marine Terminals as an operations manager, where he was given ever increasing responsibilities until, among his duties, were negotiating contract issues with union labor officials and contract negotiations with companies such as Royal Caribbean, Mediterranean Shipping Lines, Hapag-Lloyd and others. In 2013 through 2014 he began working with Zoological Wildlife Foundation, a business founded by his family in 2008. At the Foundation he restructured operations, tour packages, the accounting systems, and fully automated their booking system through the company’s website. Ultimately all internal procedures were automated and made paperless. In 2014 Mr. Tabraue was recruited back to Eller-ITO where he returned as Marine Manager and has advanced to the position of Special Projects Manager. In 2019, he began work for JCR Medical Equipment, serving as the head of finance. In 2020 Mr. Tabraue purchased RxCompoundStore.com with the vision of starting a telemedicine platform to expand the company’s reach and to compete in the online market.

Jeff P.H. Cazeau - Independent Director

Mr. Cazeau is an attorney whose practice areas have included Government Contracts, Lobbying and Municipal Law. Mr. Cazeau currently serves as the City Attorney for the City of North Miami. Prior to becoming City Attorney, Mr. Cazeau assisted clients in obtaining and keeping contracts with federal, state, and local government entities. Mr. Cazeau is experienced in assisting small, minority, and women owned businesses obtain various socio-economic certifications such as Disadvantaged Business Enterprise (DBE); Airport Concessions Disadvantaged Business Enterprise (ACDBE) certifications and SBA 8(a). Before attending law school, Mr. Cazeau served nine years as a commissioned officer in the United States Navy. During his naval career he held several positions including Anti-Submarine Warfare Officer, Legal Officer, and Navigator aboard USS ELLIOT (DD 967) and Politico-Military Affairs Officer at United States Southern Command (SOUTHCOM).

Wendell Hecker - CFO

Mr. Hecker earned a Bachelor of Science in Accounting from New York University. Having spent more than 30 years at large corporations in New York and Florida, he brings to Earth Science Tech extensive accounting experience. Prior to joining Earth Science Tech Mr. Hecker was the Controller for Ampco Electric, Inc., where he was in charge of all accounting operations. Before joining Ampco in 2014 he was self-employed as an accountant serving a variety of clients and meeting their accounting needs, and, prior to starting his own accounting practice from 2007 through 2010, he served as the controller of Seaview Research Inc. Hecker will ensure that the Company’s accounting follows best practices, keeps up-to-date, and increases transparency with investors as sales continue to increase.

Committees of The Board of Directors

The Company is managed under the direction of Giorgio R. Saumat, Mario G. Tabraue, and Jeff P.H. Cazeau.

The Company does not have an executive committee at this time.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to officers and board members during the fiscal year 2022. The table sets forth this information for Earth Science Tech, Inc. including salary, bonus, and certain other compensation to the Board members and named executive officers for the past two fiscal years.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Nickolas S. Tabraue (1)	2023	$53,770	$—	$1,500	$—	$—	$—	$—	$55,270
Former CEO	2022	60,000	—	—	—	—	—	—	60,000

Mario G. Tabraue (2)	2023	$17,000	$—	$3,000	$—	$—	$—	—	$20,000
President	2022	—	—	—	—	—	—	—	—

Wendell Hecker	2023	$15,750	—	—	$—	$—	$—	—	$15,750
CFO	2022	17,308	—	—	—	—	—	—	17,308

(1)	Nickolas S. Tabraue was succeeded by Giorgio R. Saumat in February 2023.

EMPLOYMENT AGREEMENTS

Giorgio R. Saumat started on February 13, 2023. Mr. Saumat has not and will not receive compensation until the Company is cash flow positive for 3 consecutive bi-weekly payroll periods. Once the Company has achieved cash flow positive status, the Company’s Board of Directors will renegotiate the CEO’s agreement.

Mario G. Tabraue started in November 2021 without compensation. On April 1, 2022, Mr. Tabraue received 2,500,000 shares of the Company’s common stock and received $8,000.00 as a signing bonus for all the work done since executing the November 3, 2021, escrowed agreement. Pursuant to this contract, the Executive was to receive $4,333.33 (four thousand, three hundred, and thirty-three) dollars per month. The frequency of payments was to conform to the Company’s policy of paying its executives biweekly, which is equivalent to 26 pay periods. In addition, the Executive was to be entitled to 50,000 shares each fiscal quarter. On October 10, 2022, Mr. Tabraue’s employment agreement was amended to receive no compensation until the Company is cash flow positive for 3 consecutive bi-weekly payroll periods. Once the Company has achieved cash flow positive status, the Company’s Board of Directors will renegotiate the President’s agreement.

Wendell Hecker started in 2018 at a salary of $2,500 per month and 10,000 shares of restricted common stock per quarter. On April 01, 2020, the Company entered into an Employment Agreement with Mr. Hecker (the “Hecker Employment Agreement”) for a term of 1 year, renewable upon mutual agreement of both parties for an additional 1-year term. The Hecker Employment Agreement provides that Mr. Hecker receives a $1,500 monthly salary and 5,000 shares each fiscal quarter. The term of the Hecker Employment Agreement is 1 year, renewable upon mutual agreement of both parties for an additional 1-year term. The Hecker Employment Agreement may be terminated with or without cause, pursuant to the terms therein.

Jeff P.H. Cazeau started on February 13, 2023. Mr. Cazeau has not and will not receive compensation until the Company is cash flow positive for 3 consecutive bi-weekly payroll periods. Once the Company has achieved cash flow positive status, the Company’s Board of Directors will renegotiate the Director’s agreement.

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

INDEMNIFICATION OF DIRECTORS AND OFFICERS

The Company’s officers and directors are indemnified as provided by the Florida Statutes and the Company’s bylaws.

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

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 31, 2023, we had outstanding 282,611,083 shares of common stock. Each share of common stock is currently entitled to one vote on all matters put to a vote of our stockholders. The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of the date hereof by:

●	each person known by us to be the beneficial owner of more than five percent of our outstanding common stock;
●	each of our current directors;
●	each our current executive officers and any other persons identified as a “named executive” in the Summary Compensation Table above; and
●	all our current executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes general voting power and/or investment power with respect to securities. Shares of common stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of the record date, and shares of common stock issuable upon conversion of other securities currently convertible or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Under the applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares. In any case where an individual has beneficial ownership over securities that are not outstanding but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage Beneficially Owned” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such a column may exceed 100%. Unless otherwise indicated, the address of each of the following persons is 8950 SW 74th CT, Miami, FL 33156, USA, and, based upon information available or furnished to us, each such person has sole voting and investment power with respect to the shares set forth opposite his, her or its name.

Beneficial Owner(1)	Common Stock	Series B Preferred Stock	Number of Shares Beneficially Owned(2)	Percent(3)
5% Stockholders:
Jose Rodriguez (4)	20,500,000		20,500,000	7.25%
Mario A. Portela (5)	20,500,000		20,500,000	7.25%
Great Lakes Holdings Group, Inc.(6)	23,000,000		23,000,000	8.14%

Named Executive Officers and Directors:
Giorgio R. Saumat –Chief Executive Officer, Secretary and Director (7)	88,405,767	1,000,000	88,405,767	31.28%
Wendell Hecker, Chief Financial Officer (8)	70,000		70,000	0.02%
Mario G. Tabraue (9)	12,250,000		12,250,000	4.33%
All executive officers and directors as a group (5 persons)			100,725,767	35.64%

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2)	Under SEC rules, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options or the settlement of other equity awards.

(3)	Calculated on the basis of 282,611,083 shares of common stock outstanding as of March 31, 2023, plus any additional shares of common stock that a stockholder has the right to acquire within 60 days after March 31, 2023. Further, the positions listed are as of the date of this Registration Statement.

(4)	Jose Rodriguez received 20,500,000 shares of the Company’s restricted Common Stock on November 8, 2022 through a settlement and release agreement part of the amended Purchase Agreement for the Membership units of both RxCompound and Peaks, see November 8, 2022’s 8-K filing.

(5)	Mario A. Portela received 2,750,00 shares of the Company’s restricted Common Stock through a settlement release agreement to satisfy his convertible promissory note, see October 28, 2022’s 8-K filing. On November 8, 2022, Mr. Portela received 17,750,000 shares of the Company’s restricted Common Stock through a settlement and release agreement as part of the amended Purchase Agreement for the Membership units of both RxCompound and Peaks, see November 8, 2022’s 8-K filing.

(6)	Great Lakes is owned and controlled by Dr. Issa El-Cheikh.

(7)	Giorgio R. Saumat has been a Director of the Company since October 2022 and CEO of the Company since February 2023. Mr. Saumat obtained 62,562,440 shares of the Company’s restricted Common Stock on October 24, 2022, from a settlement and release agreement, see October 28, 2022’s filed 8-K. Mr. Saumat purchased a total of 25,200,000 shares at $0.005 per shares directly from the Company and 658,327 shares in the open market between October 2022 and March 31, 2023. All shares obtained by Mr. Saumat are filed via FORM-4 in compliance with the SEC.

(8)	Wendell Hecker has been the Chief Financial Officer since February 2018. He has received 10,000 shares per quarter as part of his compensation package and, as of March 31, 2022, held 70,000.
(9)	Mario G. Tabraue has been the President and Director of the Company since November 2021. Mr. Tabraue received 2,000,000 shares of the Company’s restricted Common Stock in April 2022 upon executing his employee agreement and 10,250,000 shares of the Company’s restricted Common Stock through a settlement and release agreement as part of the amended Purchase Agreement for the Membership units of both RxCompound and Peaks, see November 8, 2022’s 8-K filing.

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

There were no grants of stock options since inception to March 31, 2023. We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

The Board of Directors of the Company has not adopted a stock option plan. The company has no plans to adopt one but may choose to do so in the future. If such a plan is adopted, this may be administered by the board, or a committee appointed by the board (the “Committee”). The Committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. The Company may develop an incentive-based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On February 13, 2023, a voting majority entitled by action without meeting of the Company’s shareholders elected Jeff P.H. Cazeau as the Company’s Independent Director of the Board. Mr. Cazeau will receive no compensation until the Company is cash flow positive for 3 consecutive bi-weekly payroll periods. Once the Company has achieved cash flow positive status, the Company’s Board of Directors will renegotiate the Director’s agreement.

EQUITY ISSUANCES TO OFFICERS AND DIRECTORS

The Company issued shares of common stock (3,500,000 shares) and Preferred B stock (1,000,000 shares) to Nickolas S. Tabraue and Mario G. Tabraue against services provided during the year ended March 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the fiscal year ended March 31, 2023, we incurred approximately $10,000 in audit and audit related fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the year ended March 31, 2023. We did not incur any other fees or tax-related services fees during that time period.

Bolko & Company is the Company’s principal auditing firm. The Company’s Board of Directors has considered whether the provisions of audit services are compatible with maintaining Bolko & Company’s independence. The engagement of our independent registered public accounting firm was approved by our Board of Directors prior to the start of the audit of our consolidated financial statements for the year ended March 31, 2023.

The following table represents aggregate fees billed to the Company for the years ended March 31, 2023, and 2022.

Services	2023		2022
Audit fees		$10,000		$27,500
Audit related fees	$		$
Tax fees	$		$
All other fees	$		$
Total fees		$10,000		$27,500

PART IV

ITEM 15. EXHIBITS

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit		Incorporated by Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation	10-12(G)/A	1.1	08/13/2018

3.2	Amendment of Articles of Incorporation				X

3.3	Bylaws of Earth Science Tech, Inc.	10-12(G)/A	1.3	08/13/2018

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

99.1	Unaudited Pro Forma Condensed Combined Financial Information				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EARTH SCIENCE TECH, INC.

Dated: June 20, 2023	By:	/s/ Giorgio R. Saumat
Giorgio R. Saumat
	Its:	CEO and Director

