Form 10-Q
period 2023-06-30
Earth Science Tech, Inc.
filed 2023-07-27
CIK 1538495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

As of June 30, 2023, there were 314,881,821 Common and 1,000,000 Preferred shares of the registrant’s stock outstanding.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Earth Science Tech, Inc. & Subsidiaries

Consolidated Balance Sheets

	June 30, 2023	March 31, 2023
ASSETS:
Current Assets:
Cash	$91,989	$35,756
Inventory	101,807	10,260
Total current assets	193,796	46,016
Property and equipment, net	120,399	143,213
Right of use asset, net	194,543	200,674
Intangible assets, net	133,613	137,819
Goodwill	2,110,368	2,164,480
Other assets	-	-
Total Assets	$2,752,719	$2,692,202

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable and accrued liabilities	$519,361	$517,137
Current portion of loans and obligations	284,776	604,767
Other payables	111,751	117,193
Current portion of operating lease obligations	46,621	68,188
Total current liabilities	962,509	1,307,285
Operating lease obligations; less current maturities	96,743	96,743
Loans and obligations; less current maturities	204,408	204,408
Total liabilities	1,263,660	1,608,436
Commitments and contingencies

Stockholders’ (Deficit) Equity:
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding as of June 30, 2023, and June 30, 2022, respectively	1,000	1,000
Common stock, par value $0.001 per share, 750,000,000 shares authorized; 314,881,821 and 282,611,083 shares issued and outstanding as of June 30, 2023, and March 31, 2023, respectively	314,552	282,612
Additional paid-in capital	31,766,199	31,303,138
Accumulated deficit	(30,592,692)	(30,502,984)
Total stockholders’ (Deficit) Equity	1,489,059	1,083,766)
Total Liabilities and Stockholders’ Equity	$2,752,719	$2,692,202

Earth Science Tech, Inc. & Subsidiaries

Consolidated Statements of Operations

	For the Fiscal Quarter Ended June 30,
	2023	2022
Revenues, net	$219,934	$-
Cost of revenues	71,165	-
Gross Profit	148,769	-

Operating Expenses:
Officer’s cash compensation	$5,654	$31,250
Selling and marketing	$11,376	$-
General and administrative	$115,941	$142,997
Bad debt expense	$-	$-
Licenses and fees	$1,954	$512,725
Research and Development	$6,817	$-
Legal and professional	$18,420	$5,200
Depreciation and amortization	$65,697	$-
Total operating expenses	$225,859	$692,172

Loss from operations	(77,090)	(692,172)

Other Income (Expenses):
Other income	$-	547,608
Interest expense	(12,618)	(10,118)
Total other income (expenses)	(12,618)	(10,118)

Net Profit/(Loss) before income taxes	(89,708)	(154,682)

Income taxes	-	-

Net Profit/(Loss)	$(89,708)	$(154,682)

Earth Science Tech, Inc. & Subsidiaries

Consolidated Statements of Stockholders’ (Deficit) Equity

For Fiscal Quarters Ended June 30, 2023, and 2022

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2023	282,611,083	$282,612	$1,000,000	1,000	$31,303,138	$(30,502,984)	1,083,766

Common stock issued for cash	18,533,334	18,534			91,467
Common stock issued for Conversion on Note	13,406,313	13,406			371,594
Net Profit/(Loss)						(89,708)	(89,708)

Balance at June 30, 2023	314,550,730	$314,552	$1,000,000	1,000	$31,766,199	$(30,592,692)	1,489,059

Earth Science Tech, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

	For the Fiscal Quarter Ended June 30,
	2023	2022
Cash flows from operating activities:
Net Profit/(Loss)	(89,708)	(154,682)
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	-	-
Gain on payable settlement	-	-
Depreciation and amortization	65,696	-

Changes in operating assets and liabilities:
Deposits	-	-
Prepaid expenses and other current assets	-	(250,000)
Inventory	(91,547)	-
Other current liabilities	-	-
Accrued settlement	-	295,000
Accounts payable and accrued expenses	61,792	(46,937)
Net cash used in operating activities	(53,767)	(24,077)

Cash flows from investing activities:
Purchases of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	110,000	-
Payments on debt obligations	-	-
Proceeds from loans and notes	-	150,000
Net Cash Provided by Financing Activities	110,000	150,000
Net increase (decrease) in cash and cash equivalents	56,233	(6,619)
Cash and cash equivalents at beginning of the period	35,756	26,942
Cash and cash equivalents at end of the period	91,989	20,323

Non-Cash Transactions
Common stock issued on conversion of notes payable	13,406,313	-

EARTH SCIENCE TECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Principles of consolidation

The accompanying consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries RxCompound, Peaks, and ESF.

The Company’s acquisition of RxCompound was consummated on November 8, 2022, along with Peaks; however, RxCompound completed its PCAOB audit on February 3, 2023 (“Acquisition Date”). Operating results of subsidiaries have been consolidated according to their acquisition dates. No intercompany transactions and balances were identified.

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

Carrying value, recoverability, and impairment of long-lived assets

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC’) 360 to evaluate its long-lived assets. The Company’s long-lived assets, which include property, equipment, and a patent, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Cash and cash equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations. As of June 30, 2023, and June 30, 2022, the Company held a cash balance of $91,989 and $35,756, respectively.

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

Revenue recognition

Revenue is recognized at the point in time the funds to complete sale are recorded in the company’s bank account.

Inventories

The Company has its inventories stated at the lower of cost (on first in, first out (FIFO) method) or market value basis. A reserve is established if necessary to reduce excess or obsolete inventories to their realizable value. The stated cost consists of bulk ingredients used to compound finished products as well as finished products. Reserves, if necessary, are recorded to reduce inventory to market value based on assumptions about consumer demand, current inventory levels and product life cycles for the various inventory items. These assumptions are evaluated annually and are based on the Company’s business plan and from feedback from customers and the product development team.

Cost of Revenues

Components of costs of revenues include product costs, shipping costs to customers, and any inventory adjustments.

Shipping and Handling Costs

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2023, the Company has not recorded any unrecognized tax benefits.

Interest and penalties related to liabilities for uncertain tax positions will be charged to interest and operating expenses, respectively. The Company has net operating loss carryforwards (NOL) for income tax purposes of approximately $6,150,613. This loss is allowed to be offset against future income until the year 2039 when the NOL’s will expire. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the substantial losses incurred through March 31, 2022. The change in the valuation allowance for the fiscal quarters ended June 30, 2023, and 2022, was an increase of $0 and $0, respectively.

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

For the fiscal quarter ended June 30, 2023, shares issuable upon conversion of convertible notes were anti-dilutive because of net loss and as such, their effect has not been included in the calculation of diluted net loss per share. No dilutive common shares in the comparative year.

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

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is reviewed for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. In conducting its annual impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that the fair value of the reporting unit is less than its carrying amount, the Company performs a quantitative assessment and the fair value of the reporting unit is determined by analyzing the expected present value of future cash flows. If the carrying value of the reporting unit continues to exceed its fair value, the fair value of the reporting unit’s goodwill is calculated and an impairment loss equal to the excess is recorded. As of June 30, 2023, the Company recognized goodwill on the acquisition of its wholly owned subsidiaries; RxCompound and Peaks.

Stock Based Compensation

The Company applies the fair value method of ASC 718, Compensation-Stock Compensation, in accounting for its stock-based compensation. These standards state that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period, if any. The Company uses the Black-Scholes option pricing model to determine the fair value of its stock, stock option and warrant issuance. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a few complex and subjective variables. These variables include the Company’s expected stock price, volatility over the term of the awards, actual employee exercise behaviors, risk-free interest rate and expected dividends. The company has no stock-based commitments outstanding as of June 30, 2023, and 2022.

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

The fair value of the Company’s debt approximated the carrying value of the Company’s debt as of June 30, 2023, and June 30, 2022. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and terms of debt.

Property and equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation on equipment is charged using a straight-line method over the estimated useful life of 5 years.

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

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (for “emerging growth companies” beginning after December 15, 2020). The Company has adopted this standard effective from January 1, 2021, and the adoption of this standard did not have any significant impact on the consolidated financial statements.

The FASB recently issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to reduce complexity in applying GAAP to certain financial instruments with characteristics of liabilities and equity. The guidance in ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, which requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. The amendments in ASU 2020-06 further revise the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The amendments in ASU 2020-06 are effective for public entities for fiscal years beginning after December 15, 2021, with early adoption permitted (for “emerging growth companies” beginning after December 15, 2023). The Company has assessed the impact this standard will have on the Company’s consolidated financial statements. No material adjustments were required.

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

Intangible assets

Intangible assets consist of Peaks telemedicine property, the Company’s web properties and goodwill recognized by RxCompound in stand-alone Financial Statements under the push down approach. Intangible assets with finite lives are amortized over the estimated useful life of five years and goodwill is amortized over the estimated life of 10 years. These assets are evaluated for impairment at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Reclassification

No restatement was made in comparative Consolidated Financial Statements. However, Certain amounts from the prior year have been reclassified to conform to the current year presentation.

Note 3 — Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. On June 30, 2023, the Company had negative working capital, an accumulated deficit of $30,592,692. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 — Related Party Balances and Transactions

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions. Transactions with related parties have been disclosed in debt, acquisition, and officer’s compensation notes. As of June 30, 2023, the Company had no related party balances.

Note 5 — Stockholders’ Equity

During the fiscal quarters ended June 30, 2023, and June 30, 2022, the Company issued 18,533,334 and 0 restricted common shares for cash of $110,000 and $0 respectively - see ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2023, and 2022, the Company issued 13,406,313 and 0 unrestricted common shares for two convertible notes with a combined outstanding balance of $385,000.

Note 6 — Commitments and Contingencies

Legal Proceedings

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. As of the date hereof, there are no legal claims currently pending or, to our knowledge, threatened against us or any of our officers or directors in their capacity as such or against any of our properties that, in the opinion of our management, would be likely to have a material adverse effect on our financial position, results of operations or cash flows.

Employment and Consulting Agreements

The Company is a party to an employment agreement with its CFO with $750 of compensation on a bi-weekly basis. The agreement is cancelable by either party giving thirty days’ notice. The Company’s CEO, President, and Chief Compliance Officer will not receive compensation until the Company is cash flow positive for 3 consecutive bi-weekly payroll periods. Once the Company has achieved cash flow positive status, the Company’s Board of Directors will renegotiate the CEO, President, and Chief Compliance Officer’s agreements. However, unpaid salary has been disclosed under accrued expenses.

No consulting agreement was signed during the fiscal quarters ended June 30, 2023, and June 30, 2022.

Note 7 — Property and Equipment

	For the Fiscal Quarter Ended June 30,
	June 30, 2023	June 30, 2022

Equipment – cost	$150,082	$-
Less: Accumulated depreciation	29,683	-
Property and Equipment, Net	$120,399	$-

Depreciation expense for the fiscal quarters ended June 30, 2023, and June 30, 2022, was $7,379 and $0, respectively.

During the fiscal quarter ended June 30, 2023, additions represented the Equipment acquired by RxCompound. It also obtained financing for TCA cleanroom Suite, Medisca Equipment from New Lane Finance and Spenser Capital Group, Inc. Equipment was purchased from original suppliers; however, financing was provided by the aforementioned lenders.

Weighted average remaining term was 5 years (approx.) and weighted average discount rate was 7%.

Note 8 — Leases

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

RxCompoundStore.com, LLC entered into a lease arrangement on May 26, 2022, whereby the subsidiary obtained the possession of the property located at 8950 SW 74th Court Suite 101, Miami, FL, 33156. The lease requires monthly payments of $7,453.37 for a term of 36-months plus the single lump sum payment of $40,000 upon execution in June 2022. The facility consists in two offices, a sterile compounding cleanroom, a cooking room, a reception area, a fulfillment area, and storage for inventory. The lease agreement does not contain any significant residual value guarantees or restrictive covenants but does contain a 3-year renewal option. The Company treated this lease arrangement as an operating lease and recognized right of use asset and lease liability accordingly.

Supplemental balance sheet information related to leases were as follows:

	For the Fiscal Quarter Ended June 30,
	2023	2022

Assets
Right of use asset, net	$194,543	$-

Operating lease liabilities
Current	46,621	-
Non-current	96,743	-
Total Lease Liabilities	$143,364	$-

The components of lease cost were as follows:

	For the Fiscal Quarter Ended June 30,
	2023	2022

Depreciation	$7,379	$-
Interest on lease obligation	12,618	-
Total lease cost	$19,997	$-

Lease term and discount rate were as follows:

Note 9 — Intangible Assets

Intangible assets, consisted of the following:

	For the Fiscal Quarter Ended June 30,
	2023	2022

Telemedicine Property	$15,585	$-
Web Properties	17,985	-
Goodwill – push down approach (A)	100,043	-
Accumulated Amortization	58,318	-
Net Balance	$191,931	$-

NOTE 10- GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in the business combinations. On November 08, 2022, the Company acquired 100% of the outstanding equity shares of RxCompoundStore.com, LLC and Peaks Curative, LLC against the share exchange consideration and recognized Goodwill.

	For the Fiscal Quarter Ended June 30,
	2023	2022
RxCompound and Peaks	$2,110,368	$-

Total	$2,110,368	$-

The Company conducted an impairment test as of June 30, 2023, and no indication of impairment was identified.

Note 11 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

For the Fiscal Quarter Ended June 30, 2023

Accounts Payable (A)	$179,738
Accrued Expenses (B)	77,752
Accrued settlement (C)	261,871
Total	$519,361

(A)	Accounts Payable

As of June 30, 2023, accounts payable included inventory under net 30 terms of $106,025, prior auditor fees of $39,804, RxCompound credit card balance of $30,327, and other payables of $3,582.

(B)	Accrued Expenses

As of June 30, 2023, accrued expenses included interest payable of $9,889 accrued payroll of $67,863.

(B)	Accrued Settlement

As of June 30, 2023, the company recognized unpaid accrued settlement of $56,871 and $205,000 against the claims of Rothchild and Strongbow Advisors. Rothchild’s last payment will be made in August 2023 to fully satisfy the settlement. Strongbow Advisors’ accrued settlement of $220,000 with a maturity date of May 29, 2023, was amended on the maturity date, having its payment terms rescheduled. The new terms are as follows: payment of $15,000 upon execution of amended terms, followed by a 41-month period of installment payments of $5,000, commencing from September 01, 2023.

Note 12 — Debts

Notes payable and loans payable consisted of the following:

		For the Fiscal Quarter Ended June 30,
Name		2023	2022

SBA Loan Payable	(1)	$204,408	$104,519
Revolving Promissory Note Payable	(2)	250,000	250,000
Promissory Note Payable I	(3)	30,000	-
Convertible Promissory Note Payable	(4)	-	150,00
Advance Payable	(4)	-	50,000
Promissory Note Payable II	(4)	-	44,429
Notes payable – related parties	(4)	-	87,402
Equipment Finance	Note-4	111,850	-
		$596,258	$686,350

(1) SBA Loan

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

Following is the aggregate future long term SBA loan payments, as of June 30, 2023:

Amount
Loan Payments
Within year 1	$4,767
Within year 2	4,947
Within year 3	5,132
Within year 4	5,325
Thereafter	184,237
Total Loan Payments	204,408
Less: Current portion	(4,776)

Non-Current portion	$199,632

(2) Revolving Promissory Note

On August 31, 2021, the Company issued a revolving promissory note of $250,000 to Great Lakes Holding Group, LLC. Proceeds were received in two installments of $50,000 (Jan 28, 2022) and $200,000 (April 01, 2022), respectively. Interest is charged at the rate of 5%. Repayment of interest and principal will be made on or before January 01, 2024.

(3) Promissory Note I:

On May 12, 2023, the Company issued a promissory note of $30,000 to Irela Castillo at a 10% annum interest for two months. This promissory note was paid in full in the amount of $30,480 in the month of July 2023, after this June 30, 2023, 10-Q.

4) Opening Debt Obligations:

All other June 30, 2022, debt obligations of Issa - EL Cheikh and Mario Portella have been settled through the issue of 16,300,000 and 2,750,000 Common stock, respectively. VCAMJI IRREV. TRUST was converted for 5,820,106 shares of common stock. GHS Investments LLC (Promissory Note II) balance was net settled through the cash payment of $85,000.

Note 13 — Subsequent Events

The Company has evaluated subsequent events through July 26, 2023, which is the date the financial statements were issued, and has concluded that no such events or transactions took place which would require adjustment to or disclosure in the financial statements, except for the following:

On July 15, 2023, Wendell Hecker resigned from his role as Chief Financial Officer (“CFO”) position with the Company. His resignation was not from a result of any disagreement with the Company or any other entity or any matter relating to the operations, policies (including accounting or financial policies) or practices of the Company.

On July 17, 2023, the Board of Directors of the Company appointed Gabrielle Schuster as the Company’s CFO, succeeding Wendell Hecker. Gabrielle Schuster will receive eight hundred seven dollars and seventy cents bi-weekly.

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

The following discussion should be read in conjunction with the company’s unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to the Company’s consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Registration Statement filed on Form 10-12g and the Company’s Annual Report filed on Form 10-K for the fiscal year ended March 31, 2023, as well as the Company’s Quarterly report filed on Form 10-Q for the fiscal quarter ended December 31, 2022.

OVERVIEW

The Company is a holding entity set to acquire companies with its current focus in the health and wellness industry. The Company is presently in compounding pharmaceuticals and telemedicine through its wholly owned subsidiaries RxCompound, Peaks, and ESF.

RxCompound is a compounding pharmacy that has historically focused on men’s health, specifically medical products directed at ED such as Tadalafil, and Sildenafil Citrate (the generic names for Cialis and Viagra, respectively) and longevity. Currently licensed to fulfill prescriptions in the states of Florida, New York, New Jersey, Delaware, Colorado, Rhode Island, Pennsylvania, Nevada, and Arizona. RxCompound is in the application process to obtain licenses in the remaining states in which it is not yet licensed to dispense prescriptions. Furthermore, RxCompound recently had its sterile compounding room approved to operate in late May 2023 to provide sterile products for injection.

Peaks is the telemedicine referral site facilitating asynchronous consultations for branded compound medications prepared at RxCompound. Peaks is currently positioned to prescribe to all 50 states utilizing third-party consultation services, but only able to fulfill prescriptions within RxCompound’s licensed states. Peaks will be able to fulfill more states as RxCompound becomes licensed in additional states.

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

Principles of Consolidation

The accompanying consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries RxCompound, Peaks, and ESF.

The Company’s acquisition of RxCompound was consummated on November 8, 2022, along with Peaks; however, RxCompound completed its PCAOB audit on February 3, 2023 (“Acquisition Date”). Operating results of subsidiaries have been consolidated according to their acquisition dates. No intercompany transactions and balances were identified.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations. As of June 30, 2023, and June 30, 2022, the Company held a cash balance of $91,989 and $35,756, respectively.

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

Revenue Recognition

Revenue is recognized at the point in time the funds to complete sale are recorded in the company’s bank account.

Inventories

The Company has its inventories stated at the lower of cost (on first in, first out (FIFO) method) or market value basis. A reserve is established if necessary to reduce excess or obsolete inventories to their realizable value. The stated cost consists of bulk ingredients used to compound finished products as well as finished products. Reserves, if necessary, are recorded to reduce inventory to market value based on assumptions about consumer demand, current inventory levels and product life cycles for the various inventory items. These assumptions are evaluated annually and are based on the Company’s business plan and from feedback from customers and the product development team.

Cost of Revenues

Components of costs of revenues include product costs, shipping costs to customers, and any inventory adjustments.

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

For the fiscal quarter ended June 30, 2023, shares issuable upon conversion of convertible notes were anti-dilutive because of net loss and as such, their effect has not been included in the calculation of diluted net loss per share. No dilutive common shares in the comparative year.

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

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is reviewed for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. In conducting its annual impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that the fair value of the reporting unit is less than its carrying amount, the Company performs a quantitative assessment and the fair value of the reporting unit is determined by analyzing the expected present value of future cash flows. If the carrying value of the reporting unit continues to exceed its fair value, the fair value of the reporting unit’s goodwill is calculated and an impairment loss equal to the excess is recorded. As of June 30, 2023, the Company recognized goodwill on the acquisition of its wholly owned subsidiaries; RxCompound and Peaks.

Stock Based Compensation

The Company applies the fair value method of ASC 718, Compensation-Stock Compensation, in accounting for its stock-based compensation. These standards state that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period, if any. The Company uses the Black-Scholes option pricing model to determine the fair value of its stock, stock option and warrant issuance. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a few complex and subjective variables. These variables include the Company’s expected stock price, volatility over the term of the awards, actual employee exercise behaviors, risk-free interest rate and expected dividends. The company has no stock-based commitments outstanding as of June 30, 2023, and 2022.

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

The fair value of the Company’s debt approximated the carrying value of the Company’s debt as of June 30, 2023, and June 30, 2022. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and terms of debt.

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation on equipment is charged using a straight-line method over the estimated useful life of 5 years.

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

Reclassification

No restatement was made in comparative Consolidated Financial Statements. However, Certain amounts from the year ended March 31, 2023, have been reclassified to conform to this quarter ended June 30, 2023, report.

Results of Operations

The following tables set forth summarized cost of revenue information for the fiscal quarters ended June 30, 2023, and June 30, 2022:

	For the Fiscal Quarter Ended June 30,
	2023	2022

Revenue	$219,934	$-
Cost of revenues	71,165	-
Gross Profit/(Loss)	148,769	-

We had product sales of $219,934 and a gross profit of $148,769, representing a gross margin of 67.64% in the fiscal quarter ended June 30, 2023, compared with product sales of $0 and a gross profit of $0, representing a gross margin of 0% in the fiscal quarter ended June 30, 2022. The revenue increase in the fiscal quarter ended June 30, 2023, compared with the fiscal quarter ended June 30, 2022, is primarily due to the acquisition of RxCompound and Peaks – see Item 2 Principal of Consolidation. RxCompound generated $170,532 in the month of June 2023 alone. This was primarily due to RxCompound’s completion of the integration of all product categories into its business, including hazardous hormonal creams and sterile injectable prescriptions.

For the fiscal quarter ended June 30, 2023, the Company had a loss from continuing operations of approximately $89,708 compared to a loss from continuing operations of approximately $22,410 for the fiscal quarter ended June 30, 2022. This increase in loss is primarily due to RxCompound’s increasing staff to facilitate the increase of compounding and orders, and amortization expense.

Operating Expenses

	Fiscal Quarter Ended June 30,
	2023	2022	$ Change	% Change
Compensation – officers	$5,654	$31,250	$(25,596)	(452.71)%
Marketing	$11,376	$-	$11,376	11,376%
General and administrative	$115,941	$142,997	$(27,056)	(23.34)%
Professional fees	$16,420	$5.200	$11,220	68.33%
Cost of legal proceedings	$2,000	$512,725	$(510,725)	(25,526.25)%
Licenses and fees	$1,954	-	$1,954	1,954%
Amortization expense	$58,318	-	$58,318	58,318%
Research and Development	$6,817	-	$6,817	6,817%
Depreciation expense	$7,379	-	$7,379	7,379%
Total operating expenses	$225,859	$692,172	$(466,313)	(206.46)%

Loss from operations	(77,090)	(692,608)	$615,082	797.88%

Other Income (Expenses):
Other income	$-	547,608	(547,608)	(547,608)%
Interest expense	(12,618)	(10,118)	(2,500)	19.81%
Total other income (expenses)	(12,618)	537,490	(550,108)	(4,359.71)%

Net Profit/(Loss) before income taxes	(89,708)	(154,682)	(67,298)	75.02%

Income taxes	-	-	-	-

Net Profit/(Loss)	$(89,708)	$(22,410)	$(67,298)	75.02%

Marketing expenses totaled $11,376 for the fiscal quarter ended June 30, 2023, an increase of $11,376 from $0 for the fiscal quarter ended June 30, 2022. This increase is due to a small budget to market the Company’s websites utilizing Google Ads.

Legal fees totaled $2,000 for the fiscal quarter ended June 30, 2023, a decrease of $510,725 from $512,725 for the fiscal quarter ended June 30, 2022.

Professional fees totaled $16,420 for the fiscal quarter ended June 30, 2023, an increase of $11,220 from $5,200 for the fiscal quarter ended June 30, 2022. This increase is due to RxCompound’s hiring consultants to assist on certifying and training for the sterile compounding room that began operating in the end of May 2023.

Research and development fees totaled $6,817 for the fiscal quarter ended June 30, 2023, an increase of $6,817 from $0 for the fiscal quarter ended June 30, 2022. This increase is due to the RxCompound experimenting on different formulations to compound.

Costs and Expenses - Costs of sales include the costs of manufacturing, packaging, warehousing, and shipping our products. As we develop and release additional products, we expect our costs of sales to increase.

General and administrative expenses decreased from $142,997 for the fiscal quarter ended June 30, 2022, to $115,941 for the fiscal quarter ended June 30, 2023.

We are a smaller reporting company, as defined by 17 CFR § 229.10(f)(1). We do not consider the impact of inflation and changing prices as having a material effect on our net sales and revenues and on income from our operations for the previous two years or from continuing operations going forward.

Interest Expense

Interest expense increased to $12,618 for the fiscal quarter ended June 30, 2023, compared with $10,118 for the fiscal quarter ended June 30, 2022.

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

We use Adjusted EBITDA in communicating certain aspects of our results and performance, including in this Quarterly Report, and believe that Adjusted EBITDA, when viewed in conjunction with our GAAP results and the accompanying reconciliation, can provide investors with greater transparency and a greater understanding of factors affecting our financial condition and results of operations than GAAP measures alone. In addition, we believe the presentation of Adjusted EBITDA is useful to investors in making period-to-period comparison of results because the adjustments to GAAP are not reflective of our core business performance.

Adjusted EBITDA is not presented in accordance with, or as an alternative to, GAAP financial measures and may be different from non-GAAP measures used by other companies. We encourage investors to review the GAAP financial measures included in this Quarterly Report, including our consolidated financial statements, to aid in their analysis and understanding of our performance and in making comparisons.

Cash Flow & Assets

A summary of our changes in cash flows & assets for the fiscal quarters ended June 30, 2023, and June 30, 2022, is provided below:

	As of June 30,
		2022
ASSETS:
Current Assets:
Cash	$91,989	$20,323
Inventory	101,807	-
Total current assets	193,796	20,323
Due from RxCompound	-	250,000
Prepaid Acquisition Costs	-,	20,323
Property and equipment, net	120,399	-
Right of use asset, net	194,543	-
Intangible assets, net	133,613	-
Goodwill	2,110,368	-
Other assets	-	-
Total Assets	$2,752,719	$320,323

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable and accrued liabilities	$519,361	$1,521,334
Current portion of loans and obligations	284,776	706,979
Other payables	111,751	-
Current portion of operating lease obligations	46,621	-
Total current liabilities	962,509	2,228,313
Operating lease obligations; less current maturities	96,743	-
Loans and obligations; less current maturities	209,184	111,663
Total liabilities	1,263,660	2,339,976
Commitments and contingencies

Stockholders’ (Deficit) Equity:
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding as of June 30, 2023, and June 30, 2022, respectively	1,000	1,000
Common stock, par value $0.001 per share, 750,000,000 shares authorized; 314,881,821 and 53,851,966 shares issued and outstanding as of June 30, 2023, and June 30, 2022, respectively	314,552	53,353
Additional paid-in capital	31,766,199	28,264,452
Accumulated deficit	(30,592,692)	(30,278,400)
Total stockholders’ (Deficit) Equity	1,489,059	(1,960,095)
Total Liabilities and Stockholders’ Equity	$2,752,719	$320,323

The Company had $91,989 in Cash for the fiscal quarter ended June 30, 2023, compared with $35,756 for the fiscal quarter ended June 30, 2022.

Assets’ position has been improved significantly on account of recognition of goodwill, acquisition of equipment by RxCompound and addition of right of use assets for lease agreement of premises. Peaks also added its telemedicine platform in intangibles.

The Company had $179,738 in Accounts Payable for the fiscal quarter ended June 30, 2023, compared with $90,790 for the fiscal quarter ended June 30, 2022. The accounts payable were $106,025 in inventory under net 30 terms, $39,804 in prior auditor’s accrued fees being, $30,889 in RxCompound credit card, and the remainder in miscellaneous payables.

Accrued expenses totaled $77,752 for the fiscal quarter ended June 30, 2023, a decrease of $37,687 from $115,400 for the fiscal quarter ended June 30, 2022. The majority of the accrued expenses were $67,863 of payroll for Nickolas S. Tabraue and Wendell Hecker and the remainder in accrued interest.

Long-term and short-term debt obligations have been reduced on settlement of outstanding claims against issue of shares.

The Company had a Stockholders Equity of $1,489,059 for the fiscal quarter ended June 30, 2023, compared with $1,083,766 of Stockholders Equity for the fiscal quarter ended June 30, 2022. This improvement is primarily due to Rxcompound’s increase in total assets and revenue as well as a decrease in the Company’s total liabilities.

Cash Flow from Operating Activities

Operating Activities for the fiscal quarters ended June 30, 2023, and June 30, 2022: the Company used cash for operating activities of $53,767 expenses and $156,619, respectively.

Cash Flows from Financing Activities

During the fiscal quarter ended June 30, 2023, the Company received $110,000 through the issue of common stock.

Proceeds of $30,000 were received through a promissory note from Irela Castillo on May 12, 2023, and was paid in full in July 2023.

Future Financing

As of June 30, 2023, the Company does not need any financing with the revenue being generated with RxCompound. If needed for expansion, the Company will seek financing with private investors through standard notes, discounted registered stock, and facilitated debt.

The Company’s Plan of Operation for the Next Twelve Months

The Company’s auditors have expressed doubt as to the Company’s ability to continue as a going concern in part, because on June 30, 2023, the Company had negative working capital and an accumulated deficit of $30,592,692.

The Company’s current liabilities have historically exceeded the Company’s Current Assets; and as of June 30, 2023, that trend has ended with the Company’s total assets totaling $2,752,719 exceeding the Company’s liabilities of $1,263,660 by $1,489,059. In addition, the Company during the fiscal quarter ended June 30, 2023, had product sales of $219,934 and a gross profit of $148,769, representing a gross margin of 67.64%. The revenue increase is due to the acquisition of RxCompound and Peaks. RxCompound generated approximately $170,532 in the month of June 2023, alone. This was primarily due to RxCompound’s completion of the integration of all product categories into its business, including hazardous hormonal creams and sterile injectable prescriptions.. The Company recorded its highest revenue and profit generated month in June 2023. RxCompound plans to continue obtaining more accounts while expanding the states approved to fill with the capacity to compound injectables. Furthermore, the Company has been working on expanding its intellectual properties with unique platforms compared to Peaks and service providers that will further increase the Company’s assets and revenue. With this trend, the Company will have the ability to continue operating without having the need to raise capital unless needed for acquisitions or expansion.

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

Based on this informal evaluation, the Company’s principal executive and principal financial and accounting officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2023.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting U.S. generally accepted accounting principles.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. As of the date hereof, there are no legal claims currently pending or, to our knowledge, threatened against us or any of our officers or directors in their capacity as such or against any of our properties that, in the opinion of our management, would be likely to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the fiscal quarter ended June 30, 2023, the Company issued 18,533,334 shares of its common stock for $110,000, in transactions that were exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) and/or Rule 506 promulgate under Regulation D. No gain or loss was recognized on the issuances. On April 5, 2023, the Company issued 5,000,000 shares to an investor at $0.005 per share for cash. On April 14, 2023, the Company issued 666,667 shares to an investor at $0.015 per share for cash. On April 27, 2023, the Company issued 5,000,000 shares to an investor at $0.005 per share for cash. On May 2, 2023, the Company issued 666,667 shares to an investor at $0.015 per share for cash. On May 4, 2023, the Company issued 2,000,000 shares to an investor at $0.005 per share for cash. On May 4, 2023, the Company issued 200,000 shares to an investor at $0.025 per share for cash. On May 24, 2023, the Company issued 5,000,000 shares to an investor at $0.005 per share for cash.

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

EARTH SCIENCE TECH, INC.

Dated: July 27, 2023	By:	/s/ Giorgio R. Saumat
Giorgio R. Saumat
	Its:	CEO and Chairman of the Board

Dated: July 27, 2023	By:	/s/ Gabrielle Schuster
Gabrielle Schuster,
	Its:	Chief Financial Officer

