Form 10-Q
period 2023-09-30
Earth Science Tech, Inc.
filed 2023-11-13
CIK 1538495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes ☐ No ☒

As of September 30, 2023, there were 314,881,821 Common and 1,000,000 Preferred shares of the registrant’s stock outstanding.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Earth Science Tech, Inc. & Subsidiaries

Consolidated Balance Sheets

	September 30, 2023	March 31, 2023
ASSETS:
Current Assets:
Cash	$187,649	$ 35,756
Accounts receivable	62,861	0
Inventory	211,240	10,260
Total current assets	461,751	46,016
Property and equipment, net	128,843	143,213
Right of use asset, net	154,365	200,674
Intangible assets, net	131,905	35,276
Goodwill	2,164,480	2,267,023
Other assets
Total Assets	$3,041,344	$2,692,202

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable and accrued liabilities	$347,432	$517,137
Payroll Wages and Taxes Payable	21,084	0
Current portion of loans and obligations	41,936	604,767
Other payables	8,958	117,193
Current portion of operating lease obligations	89,440	68,188
Total current liabilities	508,850	1,307,285
Operating lease obligations; less current maturities	41,396	96,743
Loans and obligations; less current maturities	557,458	204,408
Total liabilities	1,107,704	1,608,436
Commitments and contingencies

Stockholders’ (Deficit) Equity:
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding as of September 30, 2023, and March 31, 2023, respectively	1,000	1,000
Common stock, par value $0.001 per share, 750,000,000 shares authorized; 314,881,821 and 282,611,083 shares issued and outstanding as of September 30, 2023, and March 31, 2023, respectively	314,552	282,612
Additional paid-in capital	31,766,199	31,303,138
Accumulated deficit	(30,148,111)	(30,502,984)
Total stockholders’ (Deficit) Equity	1,933,640	1,083,766
Total Liabilities and Stockholders’ Equity	$3,041,344	$2,692,202

Earth Science Tech, Inc. & Subsidiaries

Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2023	2022	2023	2022
Revenue	$1,927,720	$—	$2,147,654	$—
Cost of revenues	746,226	—	817,391	—
Gross Profit	1,181,494	—	1,330,263	—

Operating Expenses:

Compensation - officers	72,617	45,269	78,271	76,519
Officer compensation stock		4,500		4,500
Compensation - employees	121,300		180,034
Marketing	5,148		16,524
General and administrative	93,963	12,944	161,462	155,941
Professional fees	407,626	4,000	424,546	9,200
Loss on disposal of assets		—		—
Litigation Expense		—		512,725
Amortization Expense	(52,404)		5,915
Depreciation Expense	53,301		60,679
Cost of legal proceedings		10,200		10,200
Total operating expenses	701,550	76,913	927,429	769,085

Income/(Loss) from operations	479,944	(76,913)	402,834	(769,085)
Other Income (Expenses)
Other Income	(452)	10,417	(452)	558,025
Interest expense	(34,911)	(5,646)	(47,509)	(11,244)
Interest Expense-Convertible Notes GHS		—		—
Interest Expense-Promissory Note-GHS		—		—
Portela Interest		(555)		(1,104)
Int Exp-SBA Loan		(981)		(4,952)
Total other income (expenses)	(35,363)	3,235	(47,961)	540,725

Net Profit/(Loss) before income taxes	444,581	(73,678)	354,872	(228,360)

Income taxes		—		—

Net Profit/(Loss)	$444,581	$(73,678)	$354,872	$(228,360)

Earth Science Tech, Inc. & Subsidiaries

Consolidated Statements of Stockholders’ (Deficit) Equity

For Fiscal Quarter Ended September 30, 2023

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2023	314,550,730	$314,552	1,000,000	$1,000	$31,766,199	$(30,592,692)	$1,489,059

Common stock issued for cash
Common stock issued for Conversion on Note
Net Profit/(Loss)						444,581	444,581

Balance at September 30, 2023	314,550,730	$314,552	1,000,000	$1,000	$31,766,199	$(30,148,111)	$1,933,640

Earth Science Tech, Inc. & Subsidiaries

Consolidated Statements of Stockholders’ (Deficit) Equity

For Six Months Ended September 30, 2023

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2023	282,611,083	$282,612	1,000,000	$1,000	$31,303,138	$(30,502,984)	$1,083,766

Common stock issued for cash	18,533,334	18,534			91,467		110,001
Common stock issued for Conversion on Note	13,406,313	13,406			371,594		385,000
Net Profit/(Loss)						354,872	354,872

Balance at September 30, 2023	314,550,730	$314,552	1,000,000	$1,000	$31,766,199	$(30,148,111)	$1,933,640

Earth Science Tech, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

	For the Six Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net Profit/(Loss)	354,872	(228,360)
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation
Gain on payable settlement
Depreciation and amortization	66,593	-

Changes in operating assets and liabilities:
Deposits	-	-
Accounts receivable	(62,861)	-
Prepaid expenses and other current assets	-	(424,838)
Inventory	(200,980)
Other current liabilities	28,000
Accrued settlement	(185,947)	273,462
Accounts payable and accrued expenses	162,326	3,999
Net cash used in operating activities	162,003	(375,737)

Cash flows from investing activities:
Purchases of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	18,534	-
Proceeds from Additional Paid In Capital	91,467	-
Increase/(Decrease) in Loans	(54,032)	-
Increase/(Decrease) in Other Payables	(31,985)	-
Increase/(Decrease) in Lease Liability	(34,094)	-
Proceeds from loans and notes	-	350,000
Net Cash Provided by Financing Activities	(10,110)	350,000
Net increase (decrease) in cash and cash equivalents	151,893	(25,737)
Cash and cash equivalents at beginning of the period	35,756	26,942
Cash and cash equivalents at end of the period	187,649	1,205

Non-Cash Transactions
Common stock issued on conversion of notes payable

EARTH SCIENCE TECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

RxCompound is a complete compounding pharmacy. RxCompound is currently licensed to fulfill prescriptions in the states of Arizona, Colorado, Delaware, Florida, Georgia, Minnesota, Missouri, New York, New Jersey, Nevada, Pennsylvania, Rhode Island, Utah, Washington, Wisconsin. RxCompound is in the application process to obtain licenses in the remaining states in which it is not yet licensed to fulfill prescriptions.

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

Principles of consolidation

The accompanying consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries RxCompound, Peaks Curative, and ESF.

The Company’s acquisition of RxCompound was consummated on November 8, 2022, along with Peaks Curative; however, RxCompound completed its PCAOB audit on February 3, 2023 (“Acquisition Date”). Operating results of subsidiaries have been consolidated according to their acquisition dates. No intercompany transactions and balances were identified.

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

Cash and cash equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations. As of September 30, 2023, and March 31, 2023, the Company held a cash balance of $187,649 and $35,756, respectively.

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

Revenue recognition

Revenue is recognized when the Company transfers control of its products to the customer, which typically occurs at a point-in-time, either upon shipment or delivery. Substantially all of the Company’s net revenues relate to products which are transferred to the customer at a point-in-time.

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

Research and development

Research and development costs are expensed as incurred. The Company’s research and development expenses relate to its compounding activities, which consist of the design and development of new products for specific customers, as well as the design and compounding of new or redesigned products for the industry in general.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of September 30, 2023, the Company has not recorded any unrecognized tax benefits.

Interest and penalties related to liabilities for uncertain tax positions will be charged to interest and operating expenses, respectively. The Company has net operating loss carryforwards (NOL) for income tax purposes of approximately $1,600,281. This loss is allowed to be offset against future income until the year 2039 when the NOL’s will expire. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the substantial losses incurred through March 31, 2022. The change in the valuation allowance for the six months ended September 30, 2023, and 2022, was an increase of $0 and $0, respectively.

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

For the six months ended September 30, 2023, shares issuable upon conversion of convertible notes were anti-dilutive. As such, their effect has not been included in the calculation of diluted net loss per share. No dilutive common shares in the comparative year.

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

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is reviewed for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. In conducting its annual impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that the fair value of the reporting unit is less than its carrying amount, the Company performs a quantitative assessment and the fair value of the reporting unit is determined by analyzing the expected present value of future cash flows. If the carrying value of the reporting unit continues to exceed its fair value, the fair value of the reporting unit’s goodwill is calculated and an impairment loss equal to the excess is recorded. As of September 30, 2023, the Company recognized goodwill on the acquisition of its wholly owned subsidiaries; RxCompound and Peaks.

Stock Based Compensation

The Company applies the fair value method of ASC 718, Compensation-Stock Compensation, in accounting for its stock-based compensation. These standards state that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period, if any. The Company uses the Black-Scholes option pricing model to determine the fair value of its stock, stock option and warrant issuance. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a few complex and subjective variables. These variables include the Company’s expected stock price, volatility over the term of the awards, actual employee exercise behaviors, risk-free interest rate and expected dividends. The company has no stock-based commitments outstanding as of September 30, 2023, and 2022.

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

The fair value of the Company’s debt approximated the carrying value of the Company’s debt as of September 30, 2023, and September 30, 2022. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and terms of debt.

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

Note 3 — Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. On September 30, 2023, the Company had negative working capital, an accumulated deficit of $30,148,111. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 — Related Party Balances and Transactions

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions. Transactions with related parties have been disclosed in debt, acquisition, and officer’s compensation notes. As of September 30, 2023, the Company had no related party balances.

Note 5 — Stockholders’ Equity

During the fiscal quarters ended September 30, 2023, and September 30, 2022, the Company issued 0 and 0 restricted common shares - see ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2023, and 2022, the Company did not issue any unrestricted common shares.

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

Employment and Consulting Agreements

The Company has entered into amended employment agreements with the current CEO, Giorgio R. Saumat, and President, Mario G. Tabraue. The amended term of the employment agreements will commence October 1, 2023, for a term of twelve months. The Executive compensation is 21% and 10.5% of monthly revenue, respectively. Compensation is payable the first day of the month for the preceding month’s revenue so long as the company increases its cash position quarter over quarter. In the event the Company does not increase its cash position, the arrangement must be renegotiated, and there will be no payment at the beginning of the new quarter. The agreements include a back pay waiver and the Executive must waive all rights to any and all compensation, including back pay, for any and all work done on behalf of the Company prior to September 30, 2023.

Note 7 — Property and Equipment

	For the Fiscal Quarter Ended September 30,
	September 30, 2023	September 30, 2022

Equipment – cost	$150,082	$-
Less: Accumulated depreciation	(21,239)	-
Property and Equipment, Net	$128,843	$-

Depreciation expense for the fiscal quarters ended September 30, 2023, and September 30, 2022, was $53,301 and $0, respectively.

During the fiscal quarter ended September 30, 2023, there were no additions to the Property and Equipment.

Weighted average remaining term was 4.4 years (approx.) and weighted average discount rate was 7%.

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

RxCompoundStore.com, LLC entered into a lease arrangement on May 26, 2022, whereby the subsidiary obtained the possession of the property located at 8950 SW 74th Court Suite 101, Miami, FL, 33156. The lease requires monthly payments of $7,453.37 for a term of 36-months plus the single lump sum payment of $40,000 upon execution in June 2022. The facility consists of two offices, a sterile compounding cleanroom, a cooking room, a reception area, a fulfillment area, and storage for inventory. The lease agreement does not contain any significant residual value guarantees or restrictive covenants but does contain a 3-year renewal option. The Company treated this lease arrangement as an operating lease and recognized right of use asset and lease liability accordingly.

Supplemental balance sheet information related to leases were as follows:

	For the Fiscal Quarter Ended September 30,
	2023	2022

Assets
Right of use asset, net	$154,365	$-

Operating lease liabilities
Current	89,440	-
Non-current	41,396	-
Total Lease Liabilities	$130,836	$-

The components of lease cost were as follows:

	For the Fiscal Quarter Ended September 30,
	2023	2022

Depreciation	$53,301	$-
Interest on lease obligation	8,247	-
Total lease cost	$19,997	$-

Note 9 — Intangible Assets

Intangible assets, consisted of the following:

	For the Fiscal Quarter Ended September 30,
	2023	2022

Telemedicine Property	$17,806	$-
Web Properties	19,323	-
Goodwill – push down approach (A)	138,312	-
Accumulated Amortization	(43,536)	-
Net Balance	$131,905	$-

NOTE 10- GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in the business combinations. On November 08, 2022, the Company acquired 100% of the outstanding equity shares of RxCompoundStore.com, LLC and Peaks Curative, LLC against the share exchange consideration and recognized Goodwill.

	For the Fiscal Quarter Ended September 30,
	2023	2022
RxCompound and Peaks	$2,164,480	$-

Total	$2,164,480	$-

The Company conducted an impairment test as of September 30, 2023, and no indication of impairment was identified.

Note 11 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

For the Fiscal Quarter Ended September 30, 2023

Accounts Payable (A)	$343,556
Accrued Expenses (B)	33,918
Accrued settlement (C)	118,000
Total	$495,474

(A)	Accounts Payable

As of September 30, 2023, accounts payable included inventory under net 60 terms of $199,300, and other payables of $44,256.

(B)	Accrued Expenses

As of September 30, 2023, accrued expenses included interest payable of $8,958, accrued payroll of $21,084 and other accrued expenses of $3,877.

(B)	Accrued Settlement

Settlement agreement with Rothchild has been fully satisfied with the last payment being made in August 2023. As of September 30, 2023, the company recognized unpaid accrued settlement of $118,000 against the claims of Strongbow Advisors. The remaining balance of $118,000 is inclusive of the pre-payment of $70,000 made in September 2023 as well as a pre-payment discount of $7,000.

Note 12 — Debts

Notes payable and loans payable consisted of the following:

		For the Six Months Ended September 30,
Name		2023	2022

SBA Loan Payable	(1)	$215,500	$111,752
Revolving Promissory Note Payable	(2)	160,000	250,000
Convertible Promissory Note - Strongbow	(3)	118,000	220,000
Convertible Promissory Note - Issa	(4)	-	50,000
Convertible Note Payable – Irrevocable Trust	(4)	-	350,000
Notes payable – related parties	(4)	-	87,058
Accrued Settlement	(4)	-	829,348
Equipment Finance	Note-7	105,894	-
		$599,394	$1,898,158

(1) SBA Loan

On July 27, 2020, the Holding Company executed a secured loan with the U.S. Small Business Administration (SBA) under the Economic Injury Disaster Loan program in the amount of $106,800. The loan is secured by all tangible and intangible assets of the Company and payable over 30 years at an interest rate of 3.75 % per annum. Installment payments, including principal and interest, totaling $521.00 monthly began twelve (12) months after the date of the Note, with the first payments applied to accumulated accrued interest.

On April 01, 2021, RxCompound executed a secured loan with the U.S. Small Business Administration (SBA) under the Economic Injury Disaster Loan program in the amount of $108,700. The loan is secured by all tangible and intangible assets of the Company and payable over 30 years at an interest rate of 3.75 % per annum. Installment payments, including principal and interest, totaling $530.00 monthly, began twelve (12) months after the date of the Note, with the first payments applied to accumulated accrued interest.

Installment payments due within a year have been classified under current liabilities.

(2) Revolving Promissory Note

On August 31, 2021, the Company issued a revolving promissory note of $250,000 to Great Lakes Holding Group, LLC. Proceeds were received in two installments of $50,000 (Jan 28, 2022) and $200,000 (April 01, 2022), respectively. Interest is charged at the rate of 5%. Repayment of interest and principal started in September 2023 in the amount of $109,167 with a remaining balance of $160,000 that the company plans to satisfy by early 2024.

(3) Convertible Promissory Note – Strongbow:

Strongbow Advisors’ accrued settlement of $220,000 with a maturity date of May 29, 2023, was amended on the maturity date, having its payment terms rescheduled. The new terms are as follows: payment of $15,000 upon execution of amended terms, followed by a 41-month period of installment payments of $5,000, commencing from September 01, 2023. In September 2023 the Company made its first two installment payments of $5,000 each along with a pre-payment of $70,000. Under the new payment terms, the Company is entitled to a 10% discount on the outstanding principle. As of September 30, 2023, the remaining balance on this note, net of regularly scheduled payments, pre-payments and pre-payment discounts, was $118,000.

(4) Opening Debt Obligations:

All other September 30, 2022, debt obligations have been settled through various transactions.

Convertible Note Issa issued 2/9/21 for cash received $50,000, face amount $55,000 will accrue at a rate of 10% on a 360-day year. Maturity date is February 15, 2020. This note was subsequently canceled on October 25, 2022, through a settlement agreement.

VCAMJI IRREV. TRUST Convertible Note Payable of $350,000 was converted for 13,406,313 shares of common stock in the month of June 2023.

Mario Portella Note Payable was settled through the issue of 2,750,000 Common stock on October 25, 2022.

Accrued settlement at September 30, 2022, of $829,348 are composed of Cromogen in the amount of $510,886; Fox Rothchild in the amount of 218,462; GHS in the amount of 80,000; and Steven Warm in the amount of $20,000. During October 2022, Mr. Giorgio R. Saumat (“Saumat”) purchased $625,624 of the Company’s debt (“Acquired Debt”) from various of the Company’s existing debt holders. Upon completion of the purchase, Saumat demanded repayment of the Acquired Debt by the Company. On October 24, 2022, the Company and Saumat entered into a settlement agreement whereby the Company agreed to issue 62,562,440 shares of its restricted Common Stock and 1,000,000 shares of its Series B Preferred Stock to Saumat in full satisfaction and the complete cancellation of any and all amounts due and owing under the Acquired Debt.

Note 13 — Subsequent Events

The Company has evaluated subsequent events through November 7, 2023, which is the date the financial statements were issued, and has concluded that no such events or transactions took place which would require adjustment to or disclosure in the financial statements, except for the following:

On November 7, 2023, the Company’s shareholders elected Yovan Sanchez as the Company’s Director of the Board and Dr. Emiliano Curia as an Independent Director. The newly elected Directors have demonstrated significant achievements in business, education, the professions and/or public service. These individuals possess the requisite intelligence, education, and experience to make a substantial contribution to the deliberations of the Board of Directors. See the related 8-K filing for the in-depth background and accomplishments.

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

RxCompound is a compounding pharmacy that has historically focused on men’s health, specifically medical products directed at ED such as Tadalafil, and Sildenafil Citrate (the generic names for Cialis and Viagra, respectively) and longevity. RxCompound is currently licensed to fulfill prescriptions in the states of Arizona, Colorado, Delaware, Florida, Georgia, Minnesota, Missouri, New York, New Jersey, Nevada, Pennsylvania, Rhode Island, Utah, Washington, Wisconsin. RxCompound is in the application process to obtain licenses in the remaining states in which it is not yet licensed to dispense prescriptions. Furthermore, RxCompound recently had its sterile compounding room approved to operate in late May 2023 to provide sterile products for injection.

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

Results of Operations

The following tables set forth summarized cost of revenue information for the fiscal quarters ended September 30, 2023, and September 30, 2022:

	For the Fiscal Quarter Ended September 30,
	2023	2022

Revenue	$1,927,720	$-
Cost of revenues	746,226	-
Gross Profit/(Loss)	1,181,494	-

We had product sales of $1,927,720 and a gross profit of $1,181,494 representing a gross margin of 61.29% in the fiscal quarter ended September 30, 2023, compared with product sales of $0 and a gross profit of $0, representing a gross margin of 0% in the fiscal quarter ended September 30, 2022. The revenue increase in the fiscal quarter ended September 30, 2023, compared with the fiscal quarter ended September 30, 2022, is primarily due to the acquisition of RxCompound and Peaks – see Item 2 Principal of Consolidation.

For the fiscal quarter ended September 30, 2023, the Company had a gain from continuing operations of approximately $444,581 compared to a loss from continuing operations of approximately $73,768 for the fiscal quarter ended September 30, 2022. This increase in net profit is primarily due to RxCompound’s increasing volume of business.

Operating Expenses

	Fiscal Quarter Ended September 30,
	2023	2022	$ Change	% Change
Compensation – officers	$72,617	$45,269	$27,348	60.41%
Officer Compensation – Stock	$-	$4,500	$(4,500)	-100.00%
Compensation - Employees	$121,300	$-	$121,300	100.00%
Employee Compensation – Stock	$-	$-	$-	0.00%
Marketing	$5,148	$-	$5,148	100.00%
General and administrative	$93,963	$12,944	$81,019	625.92%
Professional fees	$407,626	$4.000	$403,626	10090.65%
Cost of legal proceedings	$-	$10,200	$(10,200)	(100.00)%
Licenses and fees	$-	$-	$-	0.00%
Amortization expense	$(52,404)	$-	$(52,404)	-100.00%
Litigation Expense	$-	$-	$-	0.00%
Depreciation expense	$53,301	$-	$53,301	100.00%
Total operating expenses	$701,550	$76,913	$624,637	812.13%

Loss from operations	479,944	(76,913)	$556,857	724.01%

Other Income (Expenses):
Other income (expense)	$(452)	$10,147	$(10,869)	(104.34)%
Interest expense	$(34,911)	$(7,182)	(2,7,729)	386.09%
Total other income (expenses)	(35,363)	3,235	(38,598)	(1193.13)%

Net Profit/(Loss) before income taxes	444,581	(73,678)	518,259	703.41%

Income taxes	-	-	-	-

Net Profit/(Loss)	$444,581	$(73,678)	$518,259	703.41%

Marketing expenses totaled $5,148 for the fiscal quarter ended September 30, 2023, an increase of $5,148 from $0 for the fiscal quarter ended September 30, 2022. This increase is due to a small budget to market the Company’s websites utilizing Google Ads.

Legal fees totaled $8,939 for the fiscal quarter ended September 30, 2023, a decrease of $1,261 from $10,200 for the fiscal quarter ended September 30, 2022.

Professional fees, exclusive of legal fees, totaled $398,687 for the fiscal quarter ended September 30, 2023, an increase of $394,687 from $4,000 for the fiscal quarter ended September 30, 2022. This increase is due to RxCompound’s hiring consultants to assist in creating digital infrastructure to support marketing and order fulfillment functions as well as upgrading financial reporting capabilities.

Costs and Expenses - Costs of sales include the costs of manufacturing, packaging, warehousing, and shipping our products. As we develop and release additional products, we expect our costs of sales to increase.

General and administrative expenses, inclusive of research and development, increased from $12,944 for the fiscal quarter ended September 30, 2022, to $93,963 for the fiscal quarter ended September 30, 2023. This increase is due to hiring more employees to facilitate the Company’s growing demand and optimize efficiency.

We are a smaller reporting company, as defined by 17 CFR § 229.10(f)(1). We do not consider the impact of inflation and changing prices as having a material effect on our net sales and revenues and on income from our operations for the previous two years or from continuing operations going forward.

Interest Expense

Interest expense increased to $34,911for the fiscal quarter ended September 30, 2023, compared with $7,182 for the fiscal quarter ended September 30, 2022.

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

Cash Flow & Assets

A summary of our changes in cash flows & assets for the six months ended September 30, 2023, and September 30, 2022, is provided below:

	As of September 30,
	2023	2022
ASSETS:
Current Assets:
Cash	$187,649	$1,205
Accounts Receivable	62,861	-
Inventory	211,240	-
Total current assets	461,751	1,205
Prepaid Acquisition Costs	-,	51,500
Property and equipment, net	128,843	-
Right of use asset, net	154,365	-
Intangible assets, net	131,905	-
Goodwill	2,164,480	-
Other assets	-	303,057
Total Assets	$3,041,344	$355,762

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable and accrued liabilities	$368,516	$357,397
Current portion of loans and obligations	41,936	1,802,304
Other payables	76,251	223,634
Current portion of operating lease obligations	89,440	-
Total current liabilities	962,509	2,383,335
Operating lease obligations; less current maturities	41,396	-
Loans and obligations; less current maturities	209,184
Total liabilities	1,263,660	2,383,335
Commitments and contingencies

Stockholders’ (Deficit) Equity:
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding as of September 30, 2023, and September 30, 2022, respectively	1,000	1,000
Common stock, par value $0.001 per share, 750,000,000 shares authorized; 314,881,821 and 53,851,966 shares issued and outstanding as of September 30, 2023, and September 30, 2022, respectively	314,552	59,053
Additional paid-in capital	31,766,199	28,264,452
Accumulated deficit	(30,148,111)	(30,352,078)
Total stockholders’ (Deficit) Equity	1,933,640	(2,027,573)
Total Liabilities and Stockholders’ Equity	$3,041,344	$355,762

The Company had $187,649 in Cash for the six months ended September 30, 2023, compared with $1,205 for the six months ended September 30, 2022.

Assets’ position has been improved significantly with the purchase of inventory, recognition of goodwill, acquisition of equipment by RxCompound and addition of right of use assets for lease agreement of premises. Peaks also added its telemedicine platform in intangibles.

The Company had $343,556 in Accounts Payable for the six months ended September 30, 2023, compared with $175,524 for the six months ended September 30, 2022. The accounts payable were comprised of $199,300 in inventory under net 60 terms, and the remainder in miscellaneous payables.

Accrued expenses totaled $24,961 for the six months ended September 30, 2023, a decrease of $156,912 from $181,873 for the six months ended September 30, 2022. The majority of the accrued expense balance represents accrued payroll of $21,084.

Long-term and short-term debt obligations have been reduced on settlement of outstanding claims against issue of shares.

The Company had a Stockholders Equity of $1,933,640 for the six months ended September 30, 2023, compared with ($2,027,573) of Stockholders Equity for the six months ended September 30, 2022. This improvement is primarily due to Rxcompound’s increase in total assets and revenue as well as a decrease in the Company’s total liabilities.

Cash Flow from Operating Activities

Net cash provided by operating activities for the six months ended September 30, 2023, was $162,003 as compared to $375,737 used in the operating activities for the prior year period. The increase in cash flows from the prior year period is primarily driven by increased profitability and a decrease in cash payments related to litigation settlement agreements.

Cash Flows from Financing Activities

During the six months ended September 30, 2023, the Company received $18,534 through the issue of common stock and $91,467 of additional paid-in-capital.

Future Financing

As of September 30, 2023, the Company does not need any additional financing given the revenue being generated through the sales of RxCompound. If needed for expansion, the Company will seek financing with private investors through standard notes, discounted registered stock, and facilitated debt.

The Company’s Plan of Operation for the Next Twelve Months

The Company’s auditors have expressed doubt as to the Company’s ability to continue as a going concern in part, because on September 30, 2023, the Company had negative working capital and an accumulated deficit of $30,148,111.

The Company’s current liabilities have historically exceeded the Company’s Current Assets; and as of September 30, 2023, that trend has ended with the Company’s total assets totaling $3,041,344 exceeding the Company’s liabilities of $1,107,704 by $1,933,640. In addition, the Company during the six months ended September 30, 2023, had product sales of $2,147,654 and a gross profit of $1,330,263, representing a gross margin of 61.94%. The revenue increase is due to the acquisition of RxCompound and Peaks along with the increase in sales. This was primarily due to RxCompound’s completion of the integration of all product categories into its business, including hazardous hormonal creams and sterile injectable prescriptions. The Company recorded its highest revenue and profit generated month in September 2023. RxCompound plans to continue obtaining more accounts while expanding the states approved to fill with the capacity to compound injectables. Furthermore, the Company has been working on expanding its intellectual properties with unique platforms compared to Peaks and service providers that will further increase the Company’s assets and revenue. With this trend, the Company will have the ability to continue operating without having the need to raise capital unless needed for acquisitions or expansion.

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

Based on this informal evaluation, the Company’s principal executive and principal financial and accounting officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended September 30, 2023, the Company issued 18,533,334 shares of its common stock for $110,000, in transactions that were exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) and/or Rule 506 promulgate under Regulation D. No gain or loss was recognized on the issuances. On April 5, 2023, the Company issued 5,000,000 shares to an investor at $0.005 per share for cash. On April 14, 2023, the Company issued 666,667 shares to an investor at $0.015 per share for cash. On April 27, 2023, the Company issued 5,000,000 shares to an investor at $0.005 per share for cash. On May 2, 2023, the Company issued 666,667 shares to an investor at $0.015 per share for cash. On May 4, 2023, the Company issued 2,000,000 shares to an investor at $0.005 per share for cash. On May 4, 2023, the Company issued 200,000 shares to an investor at $0.025 per share for cash. On May 24, 2023, the Company issued 5,000,000 shares to an investor at $0.005 per share for cash.

During the three months ended September 30, 2023, the Company did not issue shares of its common stock.

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

EARTH SCIENCE TECH, INC.

Dated: November 13, 2023	By:	/s/ Giorgio R. Saumat
Giorgio R. Saumat
	Its:	CEO and Chairman of the Board

Dated: November 13, 2023	By:	/s/ Gabrielle Schuster
Gabrielle Schuster,
	Its:	Chief Financial Officer

