Form 10-Q
period 2023-12-31
Earth Science Tech, Inc.
filed 2024-02-20
CIK 1538495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

As of December 31, 2023, there were 314,850,730 Common and 1,000,000 Preferred shares of the registrant’s stock outstanding.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Earth Science Tech, Inc. & Subsidiaries

Consolidated Balance Sheets

	December 31, 2023	March 31, 2023
ASSETS
Current Assets:
Cash	$205,718	$35,756
Accounts Receivable (net allowance of $0 and $0 respectively)	$112,826	$0
Inventory	$395,483	$10,260
Total current assets	714,027	46,016

Other Assets:
Property and Equipment, net	$121,339	$143,213
Right of use asset, net	$123,491	$200,674
Intangible assets, net	$122,318	$137,819
Goodwill	$2,164,480	$2,164,480
Total other assets	2,531,628	$2,646,186
Total Assets	$3,245,655	$2,692,202

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$643,434	$517,137
Current portion of loans and obligations	$30,492	$604,767
Other Payables - Equipment Leases	$68,050	$117,193
Interest Payable	$15,006	$0
Current portion of operating lease obligations	$68,184	$68,188
Total current liabilities	825,166	$1,307,285
Operating lease obligations; less current maturities	$45,606	$96,743
Loans and obligations; less current maturities	$215,500	$204,408
Total Liabilities	$1,086,272	$1,608,436
Stockholders’ (Deficit) Equity:
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding as of December 31, 2023, and March 31, 2023, respectively	$1,000	$1,000
Common stock, par value $0.001 per share, 750,000,000 shares authorized; 314,850,730 and 282,612,083 shares issued and outstanding as of December 31, 2023, and March 31, 2023 respectively	$314,852	$282,612
Additional paid-in capital	31,766,199	$31,303,138
Accumulated deficit	(29,922,668)	$(30,502,984)
Total stockholders’ (Deficit)Equity	$2,159,383	$1,083,766
Total Liabilities and Stockholders’ (Deficit) Equity	$3,245,655	$2,692,202

Earth Science Tech, Inc. & Subsidiaries

Consolidated Statements of Operations

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2023	2022	2023	2022
Revenue	$3,790,112	$2,533	$5,937,766	$2,533
Cost of revenues	1,413,414	825	2,230,805	825
Gross Profit	2,376,698	1,708	3,706,961	1,708

Operating Expenses:

Compensation - officers	389,274	9,654	467,545	86,173
Officer compensation stock	0	0	0	4,500
Compensation – staff	181,524	0	361,558	0
General and administrative	1,496,708	5,599	2,012,669	161,540
Professional fees	27,135	22,233	97,181	31,433
Amortization & Depreciation	47,964	0	114,558	0
Marketing	3,062	4,200	19,586	4,200
Litigation Expense	0	0	0	512,725
Cost of legal proceedings	0	8,297	0	18,497
Total operating expenses	2,145,667	49,983	3,073,096	819,068

Income//(Loss) from operations	231,031	(48,275)	633,864	(817,360)
Other Income (Expenses)
Other Income	8,250	166,037	7,798	724,062
Interest expense	(13,838)	(18,321)	(61,347)	(29,565)
Note Payable Interest	0	0	0	(1,104)
Interest SBA Loan	0	(977)	0	(5,929)
Total other income (expenses)	(5,588)	146,739	(53,549)	687,464

Net Profit/(Loss) before income taxes	225,443	98,464	580,315	(129,896)

Income taxes	0	0	0	0

Net Profit/(Loss)	$225,443	$98,464	$580,315	$(129,896)

Earth Science Tech, Inc. & Subsidiaries

Consolidated Statements of Stockholders’ (Deficit) Equity

For Fiscal Quarter Ended December 31, 2023

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2023	314,550,730	$314,552	1,000,000	$1,000	$31,766,199	$(30,148,111)	$1,933,640

Common stock issued for cash
Common stock issued for services	300,000	300					300
Common stock issued for Conversion on Note
Net Profit/(Loss)						225,443	225,443

Balance at December 31, 2023	314,850,730	$314,852	1,000,000	$1,000	$31,766,199	$(29,915,885)	$2,159,383

Earth Science Tech, Inc. & Subsidiaries

Consolidated Statements of Stockholders’ (Deficit) Equity

For Nine Months Ended December 31, 2023

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2023	282,611,083	$282,612	1,000,000	$1,000	$31,303,138	$(30,502,984)	$1,083,766

Common stock issued for cash	18,533,334	18,534			91,467		110,001
Common stock issued for services	300,000	300					300
Common stock issued for Conversion on Note	13,406,313	13,406			371,594		385,000
Net Profit/(Loss)						580,315	580,315

Balance at December 31, 2023	314,850,730	$314,852	1,000,000	$1,000	$31,766,199	$(29,915,885)	$2,159,383

Earth Science Tech, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

	For the Nine Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net Profit/(Loss)	580,315	(129,896)
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	300	-
Gain on payable settlement
Depreciation and amortization	114,558	-

Changes in operating assets and liabilities:
Deposits	-	-
Increase in Accounts receivable	(112,826)	(397,039)
Prepaid expenses and other current assets	-	-
Inventory	(385,223)	-
Stock issued for debt settlement		724,124
Other current liabilities	35,000	-
Accrued settlement	(310,947)	(565,663)
Accounts payable and accrued expenses	437,244	(300,780)
Net cash provided in operating activities	358,421	(669,254)

Cash flows from investing activities:
Purchases of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	18,534	316,500
Proceeds from Additional Paid In Capital	91,467	-
Increase/(Decrease) in Loans	(213,183)	-
Increase/(Decrease) in Other Payables	(34,136)	-
Increase/(Decrease) in Lease Liability	(51,141)	-
Proceeds from loans and notes	-	350,000
Net Cash Provided/Used by Financing Activities	(188,460)	666,500
Net increase (decrease) in cash and cash equivalents	169,962	(2,754)
Cash and cash equivalents at beginning of the period	35,756	26,942
Cash and cash equivalents at end of the period	205,718	24,188

Non-Cash Transactions
Common stock issued on conversion of notes payable

EARTH SCIENCE TECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

RxCompound is a complete compounding pharmacy. Rx Compound Currently licensed to fulfill prescriptions in the states of Arizona, Colorado, Delaware, Florida, Georgia, Iowa, Maryland, Minnesota, Missouri, New York, New Jersey, Nevada, North Carolina, Ohio, Pennsylvania, Rhode Island, Utah, Washington, and Wisconsin. RxCompound is in the application process to obtain licenses in the remaining states in which it is not yet licensed to fulfill prescriptions.

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

Use of estimates and assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The areas requiring significant estimates are impairment of goodwill, provision for taxation, accrued liabilities, liabilities for legal matters, the determination of useful lives of depreciable and intangible assets, contingencies, and going concern assessment. The estimates and underlying assumptions are reviewed on an ongoing basis. Actual results could differ from those estimates.

Carrying value, recoverability, and impairment of long-lived assets

Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC’) 360 to evaluate its long-lived assets. The Company’s long-lived assets, which include property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Cash and cash equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations. As of December 31, 2023, and March 31, 2023, the Company held a cash balance of $205,718 and $35,756, respectively.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2023, the Company has not recorded any unrecognized tax benefits.

Interest and penalties related to liabilities for uncertain tax positions will be charged to interest and operating expenses, respectively. The Company has net operating loss carryforwards (NOL) for income tax purposes of approximately $1,600,281. This loss is allowed to be offset against future income until the year 2039 when the NOL’s will expire. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the substantial losses incurred through March 31, 2022. The change in the valuation allowance for the six months ended December 31, 2023, and 2022, was an increase of $0 and $0, respectively.

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

For the nine months ended December 31, 2023, shares issuable upon conversion of convertible notes were anti-dilutive. As such, their effect has not been included in the calculation of diluted net loss per share. No dilutive common shares in the comparative year.

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

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is reviewed for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. In conducting its annual impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that the fair value of the reporting unit is less than its carrying amount, the Company performs a quantitative assessment and the fair value of the reporting unit is determined by analyzing the expected present value of future cash flows. If the carrying value of the reporting unit continues to exceed its fair value, the fair value of the reporting unit’s goodwill is calculated and an impairment loss equal to the excess is recorded. As of December 31, 2023, the Company recognized goodwill on the acquisition of its wholly owned subsidiaries; RxCompound and Peaks.

Stock based compensation

The Company applies the fair value method of ASC 718, Compensation-Stock Compensation, in accounting for its stock-based compensation. These standards state that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period, if any. The Company uses the Black-Scholes option pricing model to determine the fair value of its stock, stock option and warrant issuance. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a few complex and subjective variables. These variables include the Company’s expected stock price, volatility over the term of the awards, actual employee exercise behaviors, risk-free interest rate and expected dividends. The company has no stock-based commitments outstanding as of December 31, 2023, and 2022.

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

The fair value of the Company’s debt approximated the carrying value of the Company’s debt as of December 31, 2023, and December 31, 2022. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and terms of debt.

Property and equipment

Property and equipment are stated at cost net of accumulated depreciation. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation on equipment is charged using a straight-line method over the estimated useful life of 5 years.

Recently issued accounting pronouncements

We have considered the impact of the following pronouncements:

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers (“ASC 606”). The update will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. ASU 2021-08 was effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted ASU 2021-08 effective January 1, 2023, and will apply the guidance to subsequent acquisitions. The adoption of ASU 2021-08 did not have an impact on the Company’s consolidated financial statements because the Company did not acquire a business during the three and nine months ended December 31, 2023.

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

Intangible Assets

Intangible assets consist of Peaks telemedicine property, the Company’s web properties and goodwill recognized by RxCompound which is presented on the historical basis at date of acquisition by the Company. Prior to the acquisition, RxCompound, elected to amortize goodwill as an intangible asset on a straight-line basis over 10 years. All other Intangible assets with finite lives are amortized over the estimated useful life of five years. These assets are evaluated for impairment at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Reclassification

No restatement was made in comparative Consolidated Financial Statements. However, certain amounts from the prior year have been reclassified to conform to the current year presentation.

Note 3 — Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. On December 31, 2023, the Company had negative working capital, an accumulated deficit of $29,922,668. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Related Party Balances and Transactions

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions. Transactions with related parties have been disclosed in debt, acquisition, and officer’s compensation notes. As of December 31, 2023, the Company had no related party balances.

Note 5 – Stockholders’ Equity

During the three months ended December 31, 2023, and 2022, the Company issued 300,000 shares and 62,600,000 shares of restricted common stock for cash of $0 and $316,500 respectively, (see ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS).

During the three months ended December 31, 2023, and 2022, the Company issued 0 shares and 136,312,440 shares of restricted common stock for debt settlements at a fair value of $0 and $724,124 respectively, (see RESULTS OF OPERATIONS and ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS).

On November 28, 2023, the Company” amended its Articles Incorporation (the “Amendment’) in the State of Florida to reduce its Authorized Shares of Common Stock from 750,000,000 shares to 350,000,000 shares. The Amendment was through a voting majority Shareholder Written Consent and a Corporate Resolution. The Amendment was stamped and uploaded by the State of Florida on January 8, 2024

Note 6 — Commitments and Contingencies

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

Employment and Consulting Agreements

The Company has entered into amended employment agreements with the current CEO, Giorgio R. Saumat, and President, Mario G. Tabraue. The amended term of the employment agreements commenced on October 1, 2023, for a term of twelve months. The Executive compensation is 21% and 10.5% of monthly revenue, respectively. Compensation is payable the first day of the month for the preceding month’s revenue so long as the company increases its cash position quarter over quarter. In the event the Company does not increase its cash position, the arrangement must be renegotiated, and there will be no payment at the beginning of the new quarter. The agreements include a back pay waiver, and the Executive must waive all rights to any and all compensation, including back pay, for any and all work done on behalf of the Company prior to September 30, 2023.

On August 1, 2023, Company’s subsidiary, RX Compound, entered into an agreement with its chief pharmacist, Shibu John. Under the terms of the employment agreement Mr. John was issued 300,000 shares of Company’s restricted common stock as additional compensation.

Note 7 — Property and Equipment

	For the Fiscal Quarter Ended December 31,
	December 31, 2023	December 31, 2022

Equipment – cost	$150,082	$-
Less: Accumulated depreciation	(28,743)	-
Property and Equipment, Net	$121,339	$-

Depreciation expense for the fiscal quarters ended December 31, 2023, and December 31, 2022, was $99,056 and $0, respectively.

During the fiscal quarter ended December 31, 2023, there were no additions to the Property and Equipment.

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

Supplemental balance sheet information related to leases were as follows:

	For the Fiscal Quarter Ended December 31,
	2023	2022

Assets
Right of use asset, net	$123,491	$-

Operating lease liabilities
Current	68,184	-
Non-current	45,606	-
Total Lease Liabilities	$113,790	$-

The components of lease cost were as follows:

	For the Fiscal Quarter Ended December 31,
	2023	2022

Depreciation	$30,873	$-
Interest on lease obligation	3,828	-
Total lease cost	$34,701	$-

Note 9 — Intangible Assets

Intangible assets, consisted of the following:

	For the Fiscal Quarter Ended December 31,
	2023	2022

Telemedicine Property	$17,806	$17,806
Web Properties	19,323	-
Goodwill – historical basis	138,312	-
Accumulated Amortization	(53,123)	-
Net Balance	$122,318	$17,806

NOTE 10- GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in the business combinations. On November 08, 2022, the Company acquired 100% of the outstanding equity shares of RxCompoundStore.com, LLC and Peaks Curative, LLC against the share exchange consideration and recognized Goodwill.

	For the Fiscal Quarter Ended December 31,
	2023	2022
RxCompound and Peaks	$2,164,480	$-

Total	$2,164,480	$-

The Company has evaluated all relevant events and circumstances as of December 31, 2023, which could have a negative effect on the future expected earnings or cashflow that could affect significant inputs used to determine the fair value of the indefinite-lived intangible asset. There are no indicators of a change in legal or regulatory factors or business climate which would require Goodwill to be tested for impairment between annual testing dates.

Note 11 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

For the Fiscal Quarter Ended December 31, 2023

Accounts Payable (A)	$515,337
Accrued Expenses (B)	128,097
Total	$643,434

(A)	Accounts Payable

As of December 31, 2023, accounts payable included inventory under net 60 terms of $506,885, and other payables of $8,452.

(B)	Accrued Expenses

As of December 31, 2023, accrued expenses included accrued account management fee of $76,000, accrued payroll of $18,572 and other accrued expenses of $33,525.

Note 12 — Debts

Notes payable and loans payable consisted of the following:

		For the Nine Months Ended December 31,
Name		2023	2022

SBA Loan Payable	(1)	$215,500	$113,115
Revolving Promissory Note Payable (Issa Note)	(2)	0.00	250,000
Convertible Promissory Note - Strongbow	(3)	0.00	220,000
Convertible Note Payable – Irrevocable Trust		0.00	350,000
Notes payable – related parties		0.00	110,363
Accrued Settlement		0.00	158,846
Equipment Finance		98,543	-
		$314,043	$1,202,524

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

Both notes have been fully satisfied after December 31, 2023. Please refer to footnote,13 below, Subsequent Events, for additional information.

(2) Revolving Promissory Note –

On August 31, 2021, the Company issued a revolving promissory note of $250,000 to Great Lakes Holding Group, LLC. Proceeds were received in two installments of $50,000 (Jan 28, 2022) and $200,000 (April 01, 2022), respectively. Interest is charged at the rate of 5%. Repayment of interest and principal started in September 2023 in the amount of $109,167 with a remaining balance of $160,000 that the company planned to satisfy by early 2024. As of the period ended December 31, 2023, this note has been fully satisfied.

(3) Convertible Promissory Note – Strongbow

Strongbow Advisors’ accrued settlement of $220,000 with a maturity date of May 29, 2023, was amended on the maturity date, having its payment terms rescheduled. The new terms are as follows: payment of $15,000 upon execution of amended terms, followed by a 41-month period of installment payments of $5,000, commencing from September 01, 2023. In September 2023 the Company made its first two installment payments of $5,000 each along with a pre-payment of $70,000. Under the new payment terms, the Company is entitled to a 10% discount on the outstanding principle. As of September 30, 2023, the remaining balance on this note, net of regularly scheduled payments, pre-payments and pre-payment discounts, was $118,000. As of the period ended December 31, 2023, this note has been fully satisfied.

Note 13 – Correction of Errors

During 2024, the Company discovered that the Goodwill recorded on the financial statements of RxCompound prior to being acquired by Earth Science Tech, Inc. had been erroneously amortized and improperly reported in form 10-K for the year-ended March 31, 2023. As a consequence, the total assets were understated by $13,860 and the net loss was overstated by the same amount. The Company is in the process of correcting the errors by restating each of the affected financial statement line items in the consolidated financial statements and related financial statement footnotes in an amended 10-K/A for the year-ended March 31, 2023. The error resulted in additional amortization of $10,374 for the current nine months ended December 31, 2023. The amount of the error is less than one (1) percent of revenue resulting is no material impact on the Company’s consolidated financial statements as of December 31, 2023.

Note 14 — Subsequent Events

The Company has evaluated subsequent events through February 20, 2024, which is the date the financial statements were issued, and has identified two disclosable events or transactions that took place after December 31, 2023. On January 19, 2024, RX Compound satisfied its note with the U.S. Small Business Administration (SBA) in the amount of $108,700. On February 9, 2024, the Company satisfied its note with the U.S. Small Business Administration (SBA) in the amount of $106,800.

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

RxCompound is a compounding pharmacy that has historically focused on men’s health, specifically medical products directed at ED such as Tadalafil, and Sildenafil Citrate (the generic names for Cialis and Viagra, respectively) and longevity. RxCompound is currently licensed to fulfill prescriptions in the states of Arizona, Colorado, Delaware, Florida, Georgia, Iowa, Maryland, Minnesota, Missouri, New York, New Jersey, Nevada, North Carolina, Ohio, Pennsylvania, Rhode Island, Utah, Washington, and Wisconsin. RxCompound is in the application process to obtain licenses in the remaining states in which it is not yet licensed to dispense prescriptions. Furthermore, RxCompound recently had its sterile compounding room approved to operate in late May 2023 to provide sterile products for injection.

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

Results of Operations

The following tables set forth summarized cost of revenue information for the fiscal quarters ended December 31, 2023, and December 31, 2022:

	For the Fiscal Quarter Ended December 31,
	2023	2022

Revenue	$3,790,112	$2,533
Cost of revenues	1,413,414	825
Gross Profit/(Loss)	2,376,698	1,708

We had product sales of $3,790,112 and a gross profit of $2,376,698 representing a gross margin of 62.7% in the fiscal quarter ended December 31, 2023, compared with product sales of $2,533 and a gross profit of $1,708 representing a gross margin of 67.4% in the fiscal quarter ended December 31, 2022. The revenue increase in the fiscal quarter ended December 31, 2023, compared with the fiscal quarter ended December 31, 2022, is primarily due to the acquisition of RxCompound and Peaks – see Item 2 Principal of Consolidation.

For the fiscal quarter ended December 31, 2023, the Company had a gain from continuing operations of approximately $225,443 compared to a gain from continuing operations of approximately $98,464 for the fiscal quarter ended December 31, 2022. This increase in net profit is primarily due to RxCompound’s increasing volume of business.

Operating Expenses

	Fiscal Quarter Ended December 31,
	2023	2022	$ Change	% Change
Compensation – officers	389,274	9,654	379,620	3932.26%
Officer Compensation – Stock	-	-	-	0.00%
Compensation - Employees	181,524		181,524	100.00%
Employee Compensation – Stock	-	-	-	0.00%
Marketing	3,062	4,200	(1,138)	-27.08%
General and administrative	1,496,708	5,599	1,491,109	26631.70%
Professional fees	27,135	22,233	4,902	22.05%
Cost of legal proceedings	-	8,297	(8,297)	-100.00%
Licenses and fees	-	-	-	0.00%
Amortization expense	9,587		9,587	0.00%
Litigation Expense	-	-	-	0.00%
Depreciation expense	38,377	-	38,377	100.00%
Total operating expenses	2,145,668	49,983	2,095,685	4192.79%

Income / (Loss) from operations	231,030	(48,275)	279,305	-578.57%

Other Income (Expenses):
Other income (expense)	8,250	166,037	(157,787)	-95.03%
Interest Income / (Expense)	(13,838)	(19,298)	5,460	-75.53%
Total other income (expenses)	(5,588)	146,739	(152,327)	-103.8%

Net Profit/(Loss) before income taxes	225,443	98,464	126,979	128.96%

Income taxes	-	-	-	0.00%

Net Profit/(Loss)	225,443	98,464	126,979	128.96%

Marketing expenses totaled $3,062 for the fiscal quarter ended December 31, 2023, a decrease of $1,138 from $4,200 for the fiscal quarter ended December 31, 2022.

Legal fees totaled $9,825 for the fiscal quarter ended December 31, 2023, a decrease of $8,672 from $18,497 for the fiscal quarter ended December 31, 2022.This decrease is attributable to Company’s successful settlement of outstanding debts with various creditors as represented in the debt schedule detailed in Footnote 12 above.

Professional fees, exclusive of legal fees, totaled $27,135 for the fiscal quarter ended December 31, 2023, an increase of $4,902 from $22,233 for the fiscal quarter ended December 31, 2022. This increase is due to RxCompound’s hiring consultants to support marketing and order fulfillment functions as well as upgrading financial reporting capabilities.

Costs and Expenses - Costs of sales include the costs of manufacturing, packaging, warehousing, and shipping our products. As we develop and release additional products, we expect our costs of sales to increase.

General and administrative expenses, inclusive of research and development and account management fees, increased from $5,999 for the fiscal quarter ended December 31, 2022, to $1,492,651 for the fiscal quarter ended December 31, 2023. This increase is primarily attributable to the hiring of account management consultants to manage growing demand for Company’s products and corresponding increase in the number of customer accounts. Approximately 85% or 1,272,933 of the General and Administrative expenses are related to account management fees.

We are a smaller reporting company, as defined by 17 CFR § 229.10(f)(1). We do not consider the impact of inflation and changing prices as having a material effect on our net sales and revenues and on income from our operations for the previous two years or from continuing operations going forward.

Interest Expense

Interest expense for the quarter ended December 31, 2023 was 13,838, a net decrease of 11,268 compared to the quarter ended December 31, 2022 that showed interest expense of 4,483. The reduction in interest is due to Company’s successful strategy of retiring a large portion of its outstanding debt and negotiating payment discounts in the process.

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

Cash Flow & Assets

Earth Science Tech, Inc. & Subsidiaries

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash	$205,718	$24,188
Accounts Receivable(net allowance of $0 and $0 respectively )	$112,826	$0
Prepaid expenses and other current assets	0	0
Inventory	$395,483	$0
Total current assets	714,027	24,188

Other Assets:
Property and Equipment	$121,339	$0
Right of use asset, net	$123,491	$0
Due from RX Compound	$0	$397,382
Prepaid Acquisition Costs	$0	$98,000
Intangible assets, net	$108,222	$0.00
Goodwill	$2,164,480	$0.00
Telemedicine Platform	$14,096	$17,806
Total other assets	2,531,628	$495,382
Total Assets	$3,245,655	$537,376

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$643,434	$235,419
Accrued Settlement – fox Rothchild	$0	$158,846
Current portion of loans and obligations	$30,492	$113,315
Issa Revolving Note	$0	$250,000
Accrued Settlement – Strongbow Advisors	$0	$220,000
Due to RXCompundStore.com., LLC	$0	$110,363
Convertible Mote 1 VCAMJI Irrevocable Trust	$0	$150,000
Convertible Mote 2 VCAMJI Irrevocable Trust	$0	$250,000
Other Payables	$98,542	$0.00
Current portion of operating lease obligations	$0.00	$0.00
Total current liabilities	957,476	$1,437,943
Operating lease obligations; less current maturities	$113,790	$0.00
Loans and obligations; less current maturities	$215,500	$0.00
Total Liabilities	$1,079,489	$1,437,943
Stockholders’ (Deficit) Equity:
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding as of December 31, 2023, and December 31, 2022, respectively	$1,000	$1,000
Common stock, par value $0.001 per share, 750,000 shares authorized; 314,852,730 and 257,964,406 shares issued and outstanding as of December 31, 2023 and December 31, 2022 respectively	$314,852	$257,966
Additional paid-in capital	31,766,199	$29,106,164
Accumulated deficit	(29,922,668)	$(30,265,697)
Total stockholders’ (Deficit)Equity	$2,159,382	$(900,567)
Total Liabilities and Stockholders’ (Deficit) Equity	$3,245,655	$537,376

A summary of our changes in cash flows & assets for the nine months ended December 31, 2023, and December, 2022, is provided below:

The Company had $205,718 in Cash for the nine months ended December 31, 2023, compared with $24,188 for the nine months ended December 31, 2022.

Assets’ position has been improved significantly with the purchase of inventory, recognition of goodwill, acquisition of equipment by RxCompound and addition of right of use assets for lease agreement of premises. Peaks also added its telemedicine platform in intangibles.

The Company had $112,826 in Accounts Receivable for the nine months ended December 31, 2023, compared with $0 for the nine months ended December 31, 2022. Accounts Receivable balance resulted from management’s decision to extend credit terms to certain of its larger customers.

The Company had $515,337 balance in Accounts Payable for the nine months ended December 31, 2023, compared with $149,236 for the nine months ended December 31, 2022. The accounts payable balance on December 31, 2023 was comprised of $506,855 in inventory under net 60 terms, and the remainder in miscellaneous payables.

Accrued expenses totaled $109,525 for the nine months ended December 31, 2023, an increase of $23,242 from $86,183 for the nine months ended December 31, 2022. The majority of the accrued expense balance on December 31, 2023 represents accrued account management fees of $76,000.

Long-term and short-term debt obligations have been reduced on settlement of outstanding claims against issue of shares.

The Company had a Stockholders Equity of $2,159,382 for the nine months ended December 31, 2023, compared with ($900,567) of Stockholders Equity for the nine months ended December 31, 2022. This improvement is primarily due to Rxcompound’s increase in total assets and revenue as well as a decrease in the Company’s total liabilities.

Cash Flow from Operating Activities

Net cash provided by operating activities for the nine months ended December 31, 2023, was $365,205 as compared to $699,254 used by the operating activities for the prior year period. The increase in cash flows from the prior year period is primarily driven by increased profitability and a decrease in cash payments related to litigation settlement agreements.

Cash Flows from Financing Activities

During the nine months ended December 31, 2023, the Company received $18,534 through the issue of common stock and $91,467 of additional paid-in-capital. During the same period, the Company used a net of $298,460 to reduce its outstanding debts.

Future Financing

As of December 31, 2023, the Company does not need any additional financing given the revenue being generated through the sales of RxCompound. If needed for expansion, the Company will seek financing with private investors through standard notes, discounted registered stock, and facilitated debt.

The Company’s Plan of Operation for the Next Twelve Months

The Company’s auditors have expressed doubt as to the Company’s ability to continue as a going concern in part, because on December 31, 2023, the Company had negative working capital and an accumulated deficit of $29,922,668.

The Company’s current liabilities have historically exceeded the Company’s Current Assets; and as of December 31, 2023,the Company’s total assets totaling $3,245,655 exceeding the Company’s liabilities of $1,086,272 by $2,159,383. In addition, the Company during the nine months ended December 31, 2023, had product sales of $5,937,766 and a gross profit of $3,706,961, representing a gross margin of 62.7%. The revenue increase is due to the acquisition of RxCompound and Peaks along with the increase in sales. This was primarily due to RxCompound’s completion of the integration of all product categories into its business, including hazardous hormonal creams and sterile injectable prescriptions. The Company recorded its highest revenue and profit generated month in December 2023. RxCompound plans to continue obtaining more accounts while expanding the states approved to fill with the capacity to compound injectables. Furthermore, the Company has been working on expanding its intellectual properties with unique platforms compared to Peaks and service providers that will further increase the Company’s assets and revenue. With this trend, the Company will have the ability to continue operating without having the need to raise capital unless needed for acquisitions or expansion.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Although the Company’s management has not formally carried out an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), because of the relatively thin management structure that the Company currently maintains, the Company believes that the Company’s Chief Executive Officer and Chief Financial Officer have sufficient timely information to allow them to make necessary disclosures in a timely manner.

Based on this informal evaluation, the Company’s chief executive and principal financial and accounting officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as of December 31, 2023.

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

Changes in Internal Control and Financial Reporting

During the quarter ended December 31, 2023, the company has continued to make process improvement changes in the internal control over financial reporting which are reasonably likely to significantly improve the internal control over financial reporting. The impact of these changes made are still under evaluation as of the quarter ended December 31, 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended December 31, 2023, the Company issued 18,533,334 shares of its common stock for $110,000, in transactions that were exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) and/or Rule 506 promulgate under Regulation D. No gain or loss was recognized on the issuances. On April 5, 2023, the Company issued 5,000,000 shares to an investor at $0.005 per share for cash. On April 14, 2023, the Company issued 666,667 shares to an investor at $0.015 per share for cash. On April 27, 2023, the Company issued 5,000,000 shares to an investor at $0.005 per share for cash. On May 2, 2023, the Company issued 666,667 shares to an investor at $0.015 per share for cash. On May 4, 2023, the Company issued 2,000,000 shares to an investor at $0.005 per share for cash. On May 4, 2023, the Company issued 200,000 shares to an investor at $0.025 per share for cash. On May 24, 2023, the Company issued 5,000,000 shares to an investor at $0.005 per share for cash. On October 1, 2023, the Company issued 300,000 shares to an employee at $0.001 per share for services.

During the three months ended December 31, 2023, the Company issued 300,000 shares of its common stock. On October 1, 2023, the Company issued 300,000 shares to an employee at $0.001 per share for services.

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

EARTH SCIENCE TECH, INC.

Dated: February 20, 2024	By:	/s/ Giorgio R. Saumat
Giorgio R. Saumat
	Its:	CEO and Chairman of the Board

Dated: February 20, 2024	By:	/s/ Gabrielle Schuster
Gabrielle Schuster,
	Its:	Chief Financial Officer

