Form 10-K/A
period 2023-03-31
Earth Science Tech, Inc.
filed 2024-02-27
CIK 1538495

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):

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

Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2023, was 282,611,083.

APPLICABLE ONLY TO CORPORATE ISSUERS

Audit Firm ID	Auditor Name	Auditor Location
6554	R. Bolko, CPA P.A.	Boca Raton, FL

EXPLANATORY NOTE

Earth Science Tech, Inc. (the “Company”) is restating in this Annual Report on Form 10-K, its consolidated prior year financial statements arising primarily from errors made in the recording and reporting of Goodwill as described in Note 2 to the Consolidated Financial Statements.

On February 14, 2024, the Board of Directors of the Company and in consultation with the Chief Executive Officer and Chief Financial Officer, concluded that our previously issued financial statements contained errors and that investors should no longer rely upon the Company’s previously released financial statements. We subsequently determined that prior annual period financial statements should be restated in this Annual Report on Form 10-K. See Note 2 to the Consolidated Financial Statements for further information. All schedules and footnotes impacted indicate the restated amounts under the caption “Restated”.

In addition to the filing of this Form 10-K, we have evaluated the impact of the error on our quarterly reports on Form 10-Q for the quarterly periods ended June 30, 2023, September 30, 2023, and December 31, 2023. The amount of the error is less than one (1) percent of revenue resulting in no material impact on the Company’s unaudited consolidated financial statements as previously reported on form 10-Q. Therefore, no restatement is required.

This Form 10-K also reflects:

●	Restatement of “Financial Statements and Supplementary Data” in Item 8 for the fiscal year ended March 31, 2023.

●	Conclusions regarding the effectiveness of disclosure controls and procedures in Item 9a as of March 31, 2023.

●	Reports of Independent Registered Public Accounting Firm.

The net effect of the adjustments on the Consolidated Statements of Income was to reduce the Net loss by $13,861 for the year ended March 31, 2023.

(Increase) Decrease in Net income:	2023	2022
Depreciation and amortization	$13,861	$-
Decrease in Net loss	$13,861	$-

The net effect of the adjustments on the Consolidated Balance Sheet is to reverse the amortization of Goodwill recorded on the acquired company RxCompound which was classified as an intangible asset as of March 31, 2023. The Goodwill on the balance sheet of the acquired entity has been restated to the original balance, classified as Goodwill, and will be tested annually for impairment.

The increase to accumulated deficit from the adjustments as of March 31, 2023, is as follows:

Intangible assets, net	$(102,543)
Goodwill	138,312
Decrease to retained earnings	$35,769

For discussion of the restatement adjustments, see Note 2 – Restatement of Previously Issued Financial Statements to the consolidated financial statements in this Form 10-K/A.

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

For the year ended March 31, 2023, the Company had a net loss from continuing operations of approximately $365,405 compared to a gain from continuing operations of approximately $3,173,260 for the year ended March 31, 2022. This increase in net loss is due largely to losing the net income that was booked in the year ended March 31, 2022, from the Cromogen Settlement, see Note 6. Legal Proceedings in the period ended March 31, 2022, 10-K filed July 22, 2022.

OPERATING EXPENSES

	Years Ended March 31,
	2023	2022	$ Change	% Change
	(Restated)
Compensation – officers	$91,020	$77,308	$13,712	17.7%
Officer Compensation Stock	$4,500	$-	$4,500	100%
Marketing	$8,074	$3,655	$4,419	120.9%
General and administrative	$231,890	$116,064	$115,826	99.8%
Professional fees	$67,061	$8,719	$58,342	3634%
Bad Debt Expense	$-	4,944	$(4,944)	(100)%
Cost of legal proceedings	$24,276	$7,500	$16,776	224%
Litigation Expense	$512,725	-	$512,725	100%
Licenses and fees	$1,706	-	$1,706	100%
Depreciation expense	$17,491	-	$17,491	100%
Total operating expenses	$958,743	$218,190	$740,553	339.4%

Loss from operations	(936,683)	(226,706)	$(709,977)	313.2%

Other Income (Expenses):
Other income	$618,711	3,486,672	(2,867,961)	(82.3)%
Interest expense	(47,433)	(86,706)	39,273	360.3%
Total other income (expenses)	571,278	3,399,966	(2,828,688)	(83.2)%

Net Profit/(Loss) before income taxes	(365,405)	3,173,260	(3,538,665)	(111.5)%

Income taxes	-	-

Net Profit/(Loss)	$(365,405)	$3,173,260	$(3,538,665)	(111.5)%

Net Profit/(Loss) per common share:
Profit/(Loss) per common share-Basic and Diluted	$(0.003)	$0.06	$(0.06)	(104)%

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

Legal and professional fees totaled $605,768 for the twelve months ended March 31, 2023, an increase of $589,549 from $16,219 for the prior period ended March 31, 2022. The increase in legal and professional fees was due to compliance expenses including filing fees, audit fees, SEC legal fees, and payment of the remaining legal expenses to unwind out of receivership.

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

INTEREST EXPENSE

Interest expense decreased to $47,433 in March 31, 2023 year-end compared with $86,706 in March 31, 2022, year-end. This decrease in interest expense was due to settlement of prior year’s debt obligation – refer to Note 7.

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

CASH FLOW & ASSETS

A summary of our changes in cash flows & assets for the years ended March 31, 2023, and 2022, is provided below:

	As of March 31,
	2023	2022
	(Restated)
ASSETS:
Current Assets:
Cash	$35,756	$26,942
Inventory	10,260	-
Total current assets	46,016	26,942
Property and equipment, net	143,213	-
Right of use asset, net	200,674	-
Intangible assets, net	35,276	-
Goodwill	2,302,792	-
Other assets	-	50,000
Total Assets	$2,727,971	$76,942

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable and accrued liabilities	$517,137	$1,099,766
Current portion of loans and obligations	604,767	780,694
Due to RX	-	1,895
Other payables	117,193	-
Current portion of operating lease obligations	68,188	-
Total current liabilities	1,307,285	1,882,355
Operating lease obligations; less current maturities	96,743	-
Loans and obligations; less current maturities	204,408
Total liabilities	1,608,436	1,882,355
Commitments and contingencies

Stockholders’ (Deficit) Equity:
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding as of March 31, 2023, and March 31, 2022, respectively	1,000	-
Common stock, par value $0.001 per share, 750,000,000 shares authorized; 282,611,083 and 53,851,966 shares issued and outstanding as of March 31, 2023, and March 31, 2022, respectively	282,612	53,853
Additional paid-in capital	31,303,138	28,264,452
Accumulated deficit	(30,467,215)	(30,123,718
Total stockholders’ (Deficit) Equity	1,119,535	(1,805,413)
Total Liabilities and Stockholders’ Equity	$2,727,971	$76,942

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

The Company had a Stockholder’s Equity of $1,119,535 for the period ended March 31, 2023, compared with $1,805,413 of Stockholder’s Deficit for the same period ended March 31, 2022. This improvement is primarily due to the issuance of shares for cash and debt settlements (also caused reduction in accrued settlement payable).

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Restated)

The financial statements required by this item are set forth at the pages indicated in Part IV, Item 15(a)(1) of this Annual Report.

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the shareholders and Board of Directors of Earth Science Tech, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated financial statements of Earth Science Tech, Inc. as of March 31, 2023, the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s Goodwill and our report dated June 19, 2023, except for the effect of the material weaknesses described in the third paragraph of that report, as to which the date is February 19, 2024, expressed an adverse opinion thereon.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered negative cash flows and has a significant accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of Financial Statements

As discussed in Note 2 the consolidated financial statements have been restated to correct misstatements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

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

R. Bolko, CPA P.A. (PCAOB ID 6554)

We have served as the Company’s auditor since 2022.

Boca Raton, FL

June 19, 2023, except the restatement disclosed in Notes of the consolidated financial statements, as which the date is February 19, 2024.

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

/S/ BF Borgers CPA PC

We have served as the Company’s auditor since 2017

Lakewood, CO

July 14, 2022

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of March 31,
	2023	2022
	(Restated)
ASSETS:
Current Assets:
Cash	$35,756	$26,942
Inventory	10,260	-
Total current assets	46,016	26,942
Property and equipment, net	143,213	-
Right of use asset, net	200,674	-
Intangible assets, net	35,276	-
Goodwill	2,302,792	-
Other assets	-	50,000
Total Assets	$2,727,971	$76,942

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable and accrued liabilities	$517,137	$1,099,766
Current portion of loans and obligations	604,767	780,694
Due to RX	-	1,895
Other payables	117,193	-
Current portion of operating lease obligations	68,188	-
Total current liabilities	1,307,285	1,882,355
Operating lease obligations; less current maturities	96,743	-
Loans and obligations; less current maturities	204,408
Total liabilities	1,608,436	1,882,355
Commitments and contingencies

Stockholders’ (Deficit) Equity:
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding as of March 31, 2023, and March 31, 2022, respectively	1,000	-
Common stock, par value $0.001 per share, 750,000,000 shares authorized; 282,611,083 and 53,851,966 shares issued and outstanding as of March 31, 2023, and March 31, 2022, respectively	282,612	53,853
Additional paid-in capital	31,303,138	28,264,452
Accumulated deficit	(30,467,215)	(30,123,718
Total stockholders’ (Deficit) Equity	1,119,535	(1,805,413)
Total Liabilities and Stockholders’ Equity	$2,727,971	$76,942

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended March 31,
	2023	2022
	(Restated)
Revenues, net	$48,537	$14,123
Cost of revenues	26,477	22,639
Gross Profit	22,060	(8,516)

Operating Expenses:
Officer’s cash compensation	$91,020	$77,308
Officer’s stock compensation	$4,500	$-
Selling and marketing	$8,074	$3,655
General and administrative	$231,890	$116,064
Bad Debt Expense	$-	4,944
Legal and professional	$605,768	$16,219
Depreciation and amortization	$17,491	$-
Total operating expenses	$958,743	$218,190

Loss from operations	(936,683)	(226,706)

Other Income (Expenses):
Other income	$618,711	3,486,672
Interest expense	(47,433)	(86,706)
Total other income (expenses)	571,278	3,399,966

Net Profit/(Loss) before income taxes	(365,405)	3,173,260

Income taxes	-	-

Net Profit/(Loss)	$(365,405)	$3,173,260

Net Profit/(Loss) per common share:
Profit/(Loss) per common share - Basic and Diluted	$(0.003)	$0.06
Weight average number of shares outstanding	145,867,024	53,851,966

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED MARCH 31, 2023 AND 2022

	Common Stock		Preferred Stock			Additional Paid-in	Accumulated Deficit
Description	Shares	Amount	Shares		Amount	Capital	(Restated)	Total

Balance at March 31, 2021	50,551,966	$50,553	$			$28,219,577	$(33,296,978)	(5,026,848)

Common stock issued for cash	1,000,000	1,000				19,000		20,000
Common stock issued for Conversion on Note	2,300,000	2,300				25,875		28,175
Net Profit/(Loss)							3,173,260	3,173,260

Balance at March 31, 2022	53,851,966	$53,853	$			$28,264,452	$(30,123,718)	(1,805,413)

Common stock issued for cash	87,246,677	87,247				476,953		564,200
Common stock issued for operating claims	1,700,000	1,700						1,700
Common stock issued for officer’s compensation	3,500,000	3,500						3,500
Preferred stock B issued for officer’s compensation				1,000,000	1,000			1,000
Common stock issued for debt settlement	85,612,440	85,612				736,533		822,145
Common stock issued for acquisition of RX and Peaks	50,700,000	50,700				1,825,200		1,875,900
Adjustment to Accumulated Deficit							21,907	21,907
Net Profit/(Loss)							(365,405)	(365,405)

Balance at March 31, 2023	282,611,083	$282,612		1,000,000	$1,000	$31,303,138	$(30,467,215)	1,119,535

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended March 31
	2023	2022
	(Restated)
Cash flows from operating activities:
Net Profit/(Loss)	(365,405)	3,173,260
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	4,500	-
Gain on payable settlement	(618,711)	-
Depreciation and amortization	17,491	-

Changes in operating assets and liabilities:
Deposits	-	6,191
Prepaid expenses and other current assets	-	(43,892)
Inventory	-	21,738
Other current liabilities	-	(22,333)
Accrued settlement	235,947	(3,408,637)
Accounts payable and accrued expenses	(286,949)	105,567
Net cash used in operating activities	(1,013,128)	(168,106)

Cash flows from investing activities:
Purchases of property and equipment	-	1,712
Net cash used in investing activities	-	1,712

Cash flows from financing activities:
Proceeds from issuance of common stock	564,200	48,175
Payments on debt obligations	(97,612)	-
Proceeds from loans and notes	549,980	125,000
Net Cash Provided by Financing Activities	1,016,568	173,175
Net increase (decrease) in cash and cash equivalents	3,440	6,781
Impact of acquisition	5,374	-
Cash and cash equivalents at beginning of the period	26,942	10,781
Cash and cash equivalents at end of the period	35,756	26,942

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$8,016	$3,082
Cash paid for income taxes	-	-

Non-Cash Transactions
Common stock issued for acquisition of subsidiaries	$1,875,900	-
Common stock issued for debt settlement	822,145	-
Common stock issued for operating claims	1,700	-
Common stock issued for officer’s compensation	3,500	-
Preferred B stock issued for officer’s compensation	1,000
Common stock issued on conversion of notes payable	-	28,175

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

Goodwill (Restated)

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is reviewed for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. In conducting its annual impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that the fair value of the reporting unit is less than its carrying amount, the Company performs a quantitative assessment and the fair value of the reporting unit is determined by analyzing the expected present value of future cash flows. If the carrying value of the reporting unit continues to exceed its fair value, the fair value of the reporting unit’s goodwill is calculated and an impairment loss equal to the excess is recorded. As of March 31, 2023, the Company recognized goodwill on the acquisition of its wholly owned subsidiaries; RxCompoundStore.com, LLC. (“RxCompound”) and Peaks Curative, LLC. (“Peaks”). As corrected by this amended annual filing, the Company restated the historical Goodwill recorded at the subsidiary of RxCompoundstore.com. The Company recognized Goodwill of $2,302,792 as of March 31, 2023.

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

Intangible assets (Restated)

Intangible assets consist of Peaks telemedicine platform, and the Holding Company’s web domains. Intangible assets with finite lives are amortized over the estimated useful life of five years.

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

Supplemental balance sheet information related to leases were as follows:

	As of	As of
	March 31, 2023	March 31, 2022

Assets
Right of use asset, net	$200,674	$-

Operating lease liabilities
Current	68,188	-
Non-current	96,743	-
Total Lease Liabilities	$164,931	$-

The components of lease cost were as follows:

	For the Years Ended March 31
	2023	2022

Depreciation	$15,436	$-
Interest on lease obligation	2,935	-
Total lease cost	$18,372	$-

Lease term and discount rate were as follows:

	As of	As of
	March 31, 2023	March 31, 2022

Weighted average remaining lease term - Operating leases	2.17 years	-

Weighted average discount rate - Operating leases	10%	-

NOTE 5 - INTANGIBLE ASSETS (Restated)

Intangible assets, consisted of the following:

	As of	As of
	March 31, 2023	March 31, 2022

Telemedicine Platform	$17,806	$-
Web Domain	19,323	-
Accumulated Amortization	(1,853)	-
Net Balance	$35,276	$-

NOTE 6- GOODWILL (Restated)

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in the business combinations as well as the Goodwill recorded on the acquired subsidiary of RxCompoundstore. On November 08, 2022, the Company acquired 100% of the outstanding equity shares of RxCompoundStore.com, LLC and Peaks Curative, LLC against the share exchange consideration and recognized Goodwill.

	As of		As of
	March 31, 2023	Impairment	March 31, 2023
	(Restated)		(Restated)
RxCompound and Peaks	$2,164,480	$-	$2,164,480
RxCompound - historical	138,312	-	138,312
Total	$2,302,792	$-	$2,302,792

The Company conducted an impairment test as of March 31, 2023, and no indication of impairment was identified.

NOTE 7- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of	As of
	March 31, 2023	March 31, 2022

Accounts Payable	$90,790	$202,270
Accrued Expenses (A)	115,400	311,610
Accrued settlement (B)	310,947	585,886
Total	$517,137	$1,099,766

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

ITEM 9A. CONTROLS AND PROCEDURES (Restated)

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s design and operations of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this annual Report on Form 10-K/A. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Amended Annual Report, the Company’s disclosure controls and procedures were not effective as of March 31, 2023 (the “Evaluation Date”), in ensuring that (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of the Evaluation Date. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control-Integrated Framework (2013). The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer has concluded that the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act were not effective as of the Evaluation Date, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Each of the following is deemed a material weakness in our internal control over financial reporting:

Limited or no segregation of duties and lack of multiple levels of supervision and review.

Ineffective controls over financial reporting.

Lack of checks and balances in the design and operation of our disclosure controls and procedures.

Management believes that the material weaknesses set forth in the three items above ultimately did not have an effect on our financial results. See remediation efforts taken by the Company to address the above material weaknesses and other deficiencies identified.

Remediation Efforts to Address Material Weaknesses

In July 2023, our Board of Directors appointed a new CFO who has increased our personnel resources and technical accounting expertise within the accounting function to review and address the accounting errors that led to our financial statement restatement. Additionally, ETST now has a total of 5 directors, 2 of whom are independent, who will undertake the oversight in the establishment and monitoring of required internal controls and procedures, such as reviewing and approving estimates and assumptions made by management.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE (Restated)

The Company does not, at present, have any employees other than the current officers and directors. We have not entered into any employment agreements, as we currently do not have any employees other than the current officers and directors.

Directors and Executive Officers

Name	Principal Occupation	Age	Director or Officer Since
Giorgio R. Saumat	Chief Executive Officer and Director	44	2022
Mario G. Tabraue	President and Director	44	2021
Gabrielle Schuster	Chief Financial Officer	55	2023
Jeff P.H. Cazeau	Independent Director	55	2023

There are no other persons nominated or chosen to become directors or executive officers, nor do we have any employees other than above mentioned officers and directors.

Our directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive no compensation for serving on the board of directors other than the reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the board of directors and serve at the discretion of the board. In July 2023, our Board of Directors appointed a new CFO.

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

Gabrielle Schuster - CFO

Gabrielle Schuster, CPA (inactive) is a graduate of Florida Atlantic University and holds a Bachelor of Science degree, majoring in accounting. Gabrielle has over 10 years of experience working in the public accounting arena with extensive experience in financial statement audit, controls assessment, and financial reporting. She began her career at Deloitte performing financial statement audits for both publicly traded and privately held clients. She continued her career accomplishments at Ryder Systems, Inc. and Tyco International focusing on management of the close process and operational reporting. Gabrielle went on to serve as controller in a variety of industries including real estate & property management, and medical consulting where she excelled in building accounting teams, developing refined month end close processes and automating financial reporting and consolidation. In 2015, Gabrielle joined IZ Forensics, LLC providing business consulting and outsourced CFO.

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

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Nickolas S. Tabraue (1)	2023	$53,770	$—	$1,500	$—	$—	$—	$—	$55,270
Former CEO	2022	60,000	—	—	—	—	—	—	60,000

Mario G. Tabraue (2)	2023	$17,000	$—	$3,000	$—	$—	$—	—	$20,000
President	2022	—	—	—	—	—	—	—	—

Wendell Hecker	2023	$15,750	—	—	$—	$—	$—	—	$15,750
FormerCFO	2022	17,308	—	—	—	—	—	—	17,308

(1)	Nickolas S. Tabraue was succeeded by Giorgio R. Saumat in February 2023.

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

(8)

Wendell Hecker has been the Chief Financial Officer from February 2018 to June 2023. He has received 10,000 shares per quarter as part of his compensation package and, as of March 31, 2022, held 70,000.

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

R. Bolko, CPA P.A. is the Company’s principal auditing firm. The Company’s Board of Directors has considered whether the provisions of audit services are compatible with maintaining R. Bolko, CPA P.A.’s independence. The engagement of our independent registered public accounting firm was approved by our Board of Directors prior to the start of the audit of our consolidated financial statements for the year ended March 31, 2023.

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

EARTH SCIENCE TECH, INC.

Dated: February 27, 2024	By:	/s/ Giorgio R. Saumat
Giorgio R. Saumat
	Its:	CEO and Director

