Form 10-K
period 2024-03-31
Earth Science Tech, Inc.
filed 2024-06-28
CIK 1538495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed fiscal year (March 31, 2024) was approximately $20,768,781.87

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on June 25th, 2024, was 309,981,819.

APPLICABLE ONLY TO CORPORATE ISSUERS

Audit Firm ID	Auditor Name	Auditor Location
5036	Assurance Dimensions	Margate, FL

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

When we use the terms “ETST,” “Company,” “we,” “our,” and “us,” we mean Earth Science Tech, Inc., a Florida corporation, and its consolidated subsidiaries, taken as a whole, as well as any predecessor entities, unless the context indicates otherwise.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, the other reports, statements, and information that the Company has previously filed with or furnished to, or that we may subsequently file with or furnish to, the SEC, and public announcements that we have previously made or may subsequently make include, may include, or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. To the extent that any statements made in this report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified using words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation, marketability of our products; legal and regulatory risks associated with OTC Markets; our ability to raise additional capital to finance our activities; the future trading of our common stock; our ability to operate as a public company; our ability to protect our proprietary information; general economic and business conditions; the volatility of our operating results and financial condition; our ability to attract or retain qualified senior management personnel and research and development staff; and other risks detailed from time to time in our filings with the SEC, or otherwise.

Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate. It is generally based on industry and other publications that are not produced for the purposes of securities offerings or economic analysis. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We do not undertake any obligation to publicly update any forward-looking statements. As a result, investors should not place undue reliance on these forward-looking statements.

PART I

ITEM 1. BUSINESS

BUSINESS BACKGROUND AND OVERVIEW

Earth Science Tech, Inc. (“ETST” or the “Company”) was incorporated under the laws of the State of Nevada on April 23, 2010. The Company subsequently changed its domicile to the State of Florida on June 27, 2022. As of November 8, 2022, the Company is a holding entity set to acquire companies with its current focus in the health and wellness industry. The Company is presently in compounding pharmaceuticals and telemedicine through its wholly owned subsidiaries RxCompoundStore.com, LLC. (“RxCompound”), Peaks Curative, LLC. (“Peaks”), and Earth Science Foundation, Inc. (“ESF”).

RxCompound is a complete compounding pharmacy. RxCompound is currently licensed to fulfill prescriptions in 22 states: Delaware, Florida, Pennsylvania, New York, Arizona, New Jersey, Wisconsin, Minnesota, Rhode Island, Utah, Georgia, Nevada, Massachusetts, Missouri, Iowa, Maryland, Ohio, Colorado, North Carolina, Maine, Indiana and Illinois. RxCompound is in the application process to obtain licenses in the remaining states in which it is not yet licensed to fulfill prescriptions.

Peaks is a telemedicine referral site focused on overall health and wellness for men and women. Peaks’ orders are exclusively fulfilled by RxCompound. Patients who order Peaks via monthly subscription receive their refills automatically. The company intends to expand offerings to include over the counter (“OTC”) (non-prescription) products such as supplements and topicals.

ESF is a favored entity of ETST, effectively being a non-profit organization that was incorporated on February 11, 2019, and is structured to accept grants and donations to help those in need of assistance in paying for prescriptions.

Current Operations

CORPORATE STRATEGY

The Company currently operates as a holding entity with a presence in the telehealth and compounding pharmaceutical sectors. Its primary objective is to deliver contemporary and personalized health and wellness medications to patients.

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

COMPETITION

The Company’s competitors are other Specialty Compounding Pharmacies in the markets in which the subsidiaries operate and any telehealth platforms with a presence in overall health for men and women.

EMPLOYEES

As of March 31, 2024, the Company has thirty-two employees. None of our employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relationship with our employees to be good.

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

Our common stock is currently quoted only on the OTC Pink Marketplace, which may have an unfavorable impact on our stock price and liquidity.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

ETST recognizes the growing importance of cybersecurity. Recently, the company hired Chris Rose as the Chief Technology Officer (CTO) on April 1st, 2024. Chris assumes the primary responsibility for overseeing our cybersecurity risk exposure. This includes evaluating, assessing, and enhancing cybersecurity practices across the organization.

Initial Risk Assessment

Upon assuming the role, the new CTO conducted an initial IT and Security risk assessment. This involved employee sit--along, inventorying all tech systems and assets, and reviewing existing practices, procedures, and policies. The findings were meticulously cataloged, and a weighted scoring system was applied to rank risks based on impact and likelihood. Action plans have been developed and are being addressed in priority ranked order. These assessments will be updated quarterly, addressing new and outstanding risks and remediation plans.

Third-Party Engagement

To expedite security policy changes, active threat monitoring, infrastructure enhancements, device management, and endpoint security, the CTO has engaged additional third-party IT consultants.

ITEM 2. PROPERTY AND EQUIPMENT

The Company’s Subsidiary RxCompound uses a variety of pharmaceutical compounding equipment in its operations. Most of the equipment used by the Company is owned outright by the Company, but the Company does lease certain equipment. The leases for such equipment contain terms that are customary in the industries in which the Company operates. On March 31, 2024, the Company had $176,602 in property and equipment with approximately $41,250 in accumulated depreciation.

ITEM 3. LEGAL PROCEEDINGS

From time to time and during the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. As of the date hereof, there are no legal claims currently pending or, to our knowledge, threatened against us or any of our officers or directors in their capacity as such, or against any of our properties that, in the opinion of our management, would be likely to have a material, adverse effect on our financial position, results of operations, or cash flows.

On February 8th, 2023 the Company was made aware of a complaint against it filed in Canada by the AMF (Quebec Securities Regulator). The complaint was based on actions by previous management. The Company settled the complaint with the AMF on May 23rd, 2023 by paying a fine of $10,000 CAD ($7,452.00 USD) and agreeing not to sell any securities in Quebec.

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

The following table sets forth the high and low bid quotations for our common stock as reported in the Pink for the periods indicated.

Fiscal Year Ending March 31st, 2024	Low	High
First Quarter – reported June 30, 2023	$0.022	$0.050
Second Quarter – reported September 30, 2023	$0.001	$0.115
Third Quarter – reported December 31, 2023	$0.011	$0.110
Fourth Quarter – reported March 31, 2024	$0.011	$0.100

Fiscal Year Ending March 31st, 2023	Low	High
First Quarter – reported June 30, 2022	$0.023	$0.029
Second Quarter – reported September 30, 2022	$0.014	$0.016
Third Quarter – reported December 31, 2022	$0.031	$0.031
Fourth Quarter – reported March 31, 2023	$0.024	$0.050

HOLDERS

As of March 31, 2024, there were 215 record holders of the Company’s common stock.

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

UNREGISTERED SALES OF SECURITIES

The following shares sold and issued were shares of restricted Common Stock made in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, and/or Rule 506 of Regulation D promulgated thereunder. The investors were “accredited investors” and/or “sophisticated investors” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning their qualifications as a “sophisticated investors” and/or “accredited investors.” The Company provided and made available to the investor’s full information regarding its business and operations. There was no general solicitation in connection with the offers or sales of the restricted securities. The investors acquired the restricted common stock for their own accounts, for investment purposes, and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by exemptions from registration requirements of Section 5 of the Securities Act—the existence of any such exemptions is subject to legal review and approval by the Company.

Approximately during the twelve months ended March 31, 2024, the Company issued 18,864,423 shares of its common stock for $110,000, in transactions that were exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) and/or Rule 506 promulgate under Regulation D. No gain or loss was recognized on the issuances. On April 5, 2023, the Company issued 5,000,000 shares to an investor at $0.005 per share for cash. On April 14, 2023, the Company issued 666,667 shares to an investor at $0.015 per share for cash. On April 27, 2023, the Company issued 5,000,000 shares to an investor at $0.005 per share for cash. On May 2, 2023, the Company issued 666,667 shares to an investor at $0.015 per share in cash. On May 4, 2023, the Company issued 2,000,000 shares to an investor at $0.005 per share for cash. On May 4, 2023, the Company issued 200,000 shares to an investor at $0.025 per share for cash. On May 24, 2023, the Company issued 5,000,000 shares to an investor at $0.005 per share for cash. On October 1, 2023, the Company issued 300,000 shares to an employee at $0.001 per share for services.

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

PREFERRED STOCK

On April 21, 2022, the Company’s Board of Directors adopted articles of incorporation in the state of Nevada authorizing, without further vote or action by the stockholders, the creation, out of the unissued shares of the Company’s preferred stock, $0.001 par value Series B Preferred Stock. The Board of Directors is authorized to establish, from the authorized and unissued shares of Preferred Stock, one or more classes or series of shares, to designate each such class and series, and fix the rights and preferences of each such class of Preferred Stock; which class or series shall have such voting powers, such preferences, relative, participating, optional or other special rights, and such qualifications, limitations or restrictions as shall be stated and expressed in the resolution or resolutions providing for the issuance of such class or series of Preferred Stock as may be adopted from time to time by the Board of Directors prior to the issuance of any shares thereof. The articles of incorporation and designation authorizes the issuance of 1,000,000 shares of Preferred Stock, of which 1,000,000 shares have been designated as Series B Preferred Stock, of which 1,000,000 shares of Series B are issued and outstanding as of March 31, 2024. Each issued and outstanding share of Series B Preferred Stock shall be entitled to the number of votes equal to the result of: (i) 1.5 multiplied by the addition sum of: (A) the number of shares of Common Stock issued and outstanding at the time of such vote; and (B) the number of votes in the aggregate of any outstanding shares of any class of preferred stock of the Corporation (other than the Series B Preferred Stock), if any, at the time of such vote; with such sum divided by (ii) the total number of shares of Series B Preferred Stock issued and outstanding at the time of such vote, at each meeting of shareholders of the Corporation with respect to any and all matters presented to the shareholders of the Corporation for their action or consideration, including the election of directors. Holders of Series B Preferred Stock shall vote together with the holders of Common Shares (and any other outstanding class of preferred stock of the Corporation (other than the Series B Preferred Stock), if any.

WARRANTS

The Company does not currently have any warrants issued or outstanding.

ISSUER REPURCHASES OF EQUITY SECURITIES

During the twelve months ended March 31, 2024, the Company repurchased 5,200,000 shares of its common stock for $178,000, in private transactions through Stock Purchase Agreements with certain shareholders. On January 29, 2024, the Company repurchased 1,000,000 shares from an investor at $0.04 per share in cash. On February 16, 2024, the Company repurchased a total of 1,500,002 shares from two investors at $0.04 per share in cash. On February 22, 2024, the Company repurchased 2,000,000 shares from an investor at $0.03 per share in cash. On February 23, 2024, the Company repurchased 200,000 shares from an investor at $0.04 per share in cash. On February 26, 2024, the Company repurchased 500,000 shares from an investor at $0.02 per share in cash, these shares were cancelled.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the years ended March 31, 2024, and March 31, 2023, should be read in conjunction with our consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements due to several factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

OVERVIEW

The Company is a holding entity set to acquire companies with its current focus in the health and wellness industry. The Company is presently in compounding pharmaceuticals and telemedicine through its wholly owned subsidiaries RxCompound, Peaks, and ESF.

RxCompound is a complete compounding pharmacy. RxCompound is currently licensed to fulfill prescriptions in 22 states: Delaware, Florida, Pennsylvania, New York, Arizona, New Jersey, Wisconsin, Minnesota, Rhode Island, Utah, Georgia, Nevada, Massachusetts, Missouri, Iowa, Maryland, Ohio, Colorado, North Carolina, Maine, Indiana and Illinois. RxCompound is in the application process to obtain licenses in the remaining states in which it is not yet licensed to fulfill prescriptions. RxCompound is in the application process to obtain licenses in the remaining states in which it is not yet licensed to fulfill prescriptions. Furthermore, RxCompound recently had its sterile compounding room approved to operate in late May 2023, to provide sterile products for injection.

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

RESULTS OF OPERATIONS

The following tables set forth summarized cost of revenue information for the year ended March 31, 2024, and for the year ended March 31, 2023, respectively.

	For the Year Ending March 31,
	2024	2023	$ Change	% Change
Revenue	$11,953,635	$48,537	$11,905,098	24,528%
Cost of goods sold	4,125,139	26,477	4,098,662	15,480%
Gross Profit	7,828,496	22,060	7,806,436	35,387%

We had product sales of $11,953,635 and a gross profit of $7,828,496, representing a gross margin of 65% for the year ended March 31, 2024, compared with product sales of $48,537 and a gross profit of $22,060 representing a gross margin of 45 % in year end March 31, 2023. The revenue increase in the year ended on March 31, 2024, compared with the year ended on March 31, 2023, is primarily due to an aggressive marketing campaign and compounding products in the newly built sterile room, combined with proprietary IT that facilitates clinicians in sending prescriptions to be fulfilled and tracks shipping in real time.

Gross Margin increase is driven by the Company’s subsidiaries’ increased buying power, which provides the ability to negotiate better prices on raw active ingredient products.

For the year ended March 31, 2024, the Company had a net income of approximately $812,000 compared to a net loss from continuing operations of approximately $(365,000) for the year ended March 31, 2023.

OPERATING EXPENSES

	For years ended March 31,
	2024	2023	$ Change	% Change
Labor Expense	4,358,917	97,543	4,263,399	4,371%
Legal & Professional Fees	1,774,182	605,768	1,168,414	192%
Bank charges	422,970	—	422,970	100%
General and administrative	166,976	231,890	(64,914)	(39)%
Depreciation & amortization	149,749	17,491	125,422	717%
Marketing	25,283	8,074	17,209	213%
Utilities	15,368	-	15,368	100%
Rent expense office	10,797	-	10,797	100%
Miscellaneous	6,542	—	6,542	100%
Insurance	5,363	—	5,363	100%
Total operating expenses	6,936,147	$958,743	$5,972,591	622%

Net Operating Income (Loss)	$892,349	$(936,683)	$1,829,033	—
Other income/expenses
Other income	—	618,711	(618,711)	(100)%
Interest Expenses	67,207	47,433	19,774	42%
Total other income/ expenses	$67,207	$571,278	$(504,071)	(88)%
Net Income before taxes	825,142	(365,405)	1,190,547	(326)%
Income Taxes	13,003	—	—	—
Net Income(Loss)	$812,139	$(365,405)	$1,177,544	322%
Earnings per share common and diluted	0.003	(0.003)	0.006	187%

Marketing expenses totaled $25,283 for the twelve months ended March 31, 2024, an increase of $17,209 from $8,074 for the twelve months ended March 31, 2023. This increase is primarily related to the Company pushing online sales through social media marketing, and search engines.

Labor expense increased from $97,543 to $4,358,917 primarily because of the officer compensation and the need to hire additional employees.

Bank charges were $422,970, this is related to merchant fees, associated with the increase in sales.

Legal and professional fees totaled $1,774,182 for the twelve months ended March 31, 2024, an increase of $1,168,414 from $605,768 for the prior period ended March 31, 2023. The increase in legal and professional fees is due to contracting territory managers to help service our accounts, totaling $1,499,500 in consulting fees. Legal fees came down $513,386 or 93%, while other professional fees increased $196,257. This includes recruiting, auditing and accounting.

General and administrative expenses decreased from $231,890 for the year ended March 31, 2023, to $166,976 for the year ended March 31, 2024. The decrease was primarily due for the need to hire outside consulting firms to support the rapid growth of the subsidiaries as we could not hire fast enough to maintain customer satisfaction. Therefore, the company’s internal expenses decreased, while our external costs (mainly Consulting) increased significantly to $1,499,500.

We are a smaller reporting company, as defined by 17 CFR § 229.10(f)(1). We do not consider the impact of inflation and changing prices as having a material effect on our net sales and revenues and on income from our operations for the previous two years or on continuing operations going forward.

INTEREST EXPENSE

Interest expenses increased to $67,207 in the Fiscal Year Ending March 31, 2024, compared with $47,433 in Fiscal Year Ending March 31, 2023.

INCOME TAX

Estimated taxes were calculated using the 2023 federal tax rate of 21%. We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

BALANCE SHEETS & CASH FLOWS STATEMENTS

	As of March 31,
	2024	2023
ASSETS:
Current Assets
Cash	$697,721	$35,756
Accounts Receivable	235,423	—
Deposits	9,352
Inventory	315,738	10,260
Total Current Assets	1,258,234	46,016
Non-Current Assets
Property and Equipment	135,352	143,213
Right of use asset, net	156,517	200,674
Goodwill	2,302,792	2,302,792
Intangible assets, net	28,441	35,276
Total non-current assets	2,623,102	2,681,955
TOTAL ASSETS	$3,881,336	$2,727,971
LIABILITIES AND EQUITY:
Liabilities
Accounts Payable	$530,724	$517,137
Accrued Expenses	854,719	117,193
Current portion of loans & obligations	30,592	604,767
Current portion of operating lease obligations	70,487	68,188
Total Current Liabilities	1,486,522	1,307,285
Long-Term Liabilities
Lease Liability less current maturities	84,950	96,743
SBA Loans	—	204,408
Equipment Loans and Obligations non-current	60,559
Total Long-Term Liabilities	145,509	301,151
Total Liabilities	1,632,031	1,608,436
Stockholders’ Equity
Additional Paid In Capital	31,593,399	31,303,138
Common stock, par value $0.001 per share, 750,000,000 shares authorized; 309,981,819 and 282,611,083 shares issued and outstanding as of March 31, 2024, and March 31, 2023, respectively	309,982	282,612
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding as of March 31, 2024, and March 31, 2023, respectively	1,000	1,000
Accumulated Deficit	(29,655,076)	(30,467,215)
Total Stockholders’ Equity	2,249,305	1,119,535
TOTAL LIABILITIES AND EQUITY	$3,881,336	$2,727,971

A summary of our changes in cash flows & Statement of Financial Position for the years ended March 31, 2024, and 2023, is provided below:

The Company had $697,721 in Cash for the period ended March 31, 2024, compared with $35,756 for the same period ended March 31, 2023.

The current assets position has improved significantly, the Company has $315,738 of inventory and $235,423 in accounts receivable as of March 31, 2024, compared to $10,260 and $0 as of March 31, 2023.

The Company made an additional purchase of equipment to support its operations in the amount of $26,520 during the year ended March 31, 2024.

The Company had $530,724 in Accounts Payable for the period ended March 31, 2024, compared with $517,137 for the same period ended March 31, 2023.

Total current liabilities increased from $1,307,285 to $1,486,522, this is primarily due to executive compensation and merchant fees being accrued and settled the following month.

Long term liabilities decreased $242,012, or 62%, due to long term debt being paid off.

The Company had a Stockholders Equity of $2,249,305 for the period ended March 31, 2024, compared with $1,119,535 of Stockholders Equity for the same period ended March 31, 2023. This improvement is primarily due to Net income of approximately 812,000 and stock issuances.

STATEMENT OF CASH FLOWS

	For the Years Ending March 31,
	2024	2023
Net cash used in operating activities	$1,206,371	$(1,013,128)
Net cash used in investing activities	(26,520)	-
Net cash used in financing activities	(517,886)	1,016,568
Net increase (decrease) in cash and cash equivalents	661,965	3,440
Impact of acquisition	—	5,374
Cash and cash equivalents at beginning of the period	35,756	26,942
Cash and cash equivalents at end of the period	$697,721	$35,756

CASH FLOWS FROM OPERATING ACTIVITIES

The Company’s net cash from operating activities was $1,206,371 for Fiscal Year Ending March 31, 2024, and $(1,013,128) Fiscal Year Ending March 31, 2023.

CASH FLOWS FROM INVESTING ACTIVITIES

During the Fiscal Year ending March 31, 2024, and March 31, 2023, the Company used $(26,520) in investing activities and $0, respectively.

CASH FLOWS FROM FINANCING ACTIVITIES

Net Cash used in financial activities was $(517,886).

During the Fiscal Year ending March 31, 2024, the Company bought 5,200,000 shares of common stock for an average price of $0.034 per share, or an aggregate amount of $178,000. The shares were cancelled.

Promissory note in the amount of $250,000, and SBA Loans of approximately $204,000 plus interest were paid off during the Fiscal Year Ending March 31, 2024.

FUTURE FINANCING

The company does not anticipate needing any future financing, unless it undertakes an acquisition.

STOCK BASED COMPENSATION

On August 1, 2023, the Company’s subsidiary, RxCompound, entered into an agreement with its chief pharmacist, Shibu John. Under the terms of the employment agreement Mr. John was issued 300,000 shares of Company’s restricted common stock at par value as additional compensation.

RECENT ACCOUNTING PRONOUNCEMENTS

The company has assessed the impact of recent pronouncements in the preparation of Consolidated Financial Statements and their impact has been disclosed in note 2.

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

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders’ of Earth Science Tech, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Earth Science Tech, Inc. and its Subsidiaries (the Company) as of March 31, 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended March 31, 2024, and the related consolidated notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and the results of its operations and its cash flows for year ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

We did not identify any critical audit matters that need to be communicated.

We have served as the Company’s auditor since 2024.

Margate, Florida

June 28, 2024

ASSURANCE DIMENSIONS, LLC

also d/b/a McNAMARA and ASSOCIATES, LLC

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 4720 Salisbury Road, Suite 223 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO: 1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA: 2000 Banks Road, Suite 218 | Margate, FL 33063 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

“Assurance Dimensions” is the brand name under which Assurance Dimensions, LLC including its subsidiary McNamara and Associates, LLC (referred together as “AD LLC”) and AD Advisors, LLC (“AD Advisors”), provide professional services. AD LLC and AD Advisors practice as an alternative practice structure in accordance with the AICPA Code of Professional Conduct and applicable laws, regulations, and professional standards. AD LLC is a licensed independent CPA firm that provides attest services to its clients, and AD Advisors provide tax and business consulting services to their clients. AD Advisors, and its subsidiary entities are not licensed CPA firms.

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

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2024, AND 2023

	As of March 31,
	2024	2023
ASSETS
Current Assets
Cash	$697,721	$35,756
Accounts Receivable	235,423	—
Deposits	9,352	—
Inventory	315,738	10,260
Total Current Assets	1,258,234	46,016
Non-Current Assets
Property and Equipment, net	135,352	143,213
Right of use asset, net	156,517	200,674
Goodwill	2,302,792	2,302,792
Intangible assets, net	28,441	35,276
TOTAL ASSETS	$3,881,336	$2,727,971
LIABILITIES AND EQUITY
Liabilities
Accounts Payable	$530,724	$517,137
Accrued Expenses and other payables	854,719	117,193
Current portion of loans & obligations	30,592	604,767
Current portion of operating lease obligations	70,487	68,188
Total Current Liabilities	1,486,522	1,307,285
Long-Term Liabilities
Lease Liability less current maturities	84,950	96,743
SBA Loans	—	204,408
Equipment Loans and Obligations non-current	60,559	—
Total Liabilities	1,632,031	1,608,436
Commitment and Contingencies (Note 10)
Stockholders’ Equity
Additional Paid In Capital	31,593,399	31,303,138
Common stock, par value $0.001 per share, 350,000,000 shares authorized; 309,981,819 and 282,611,083 shares issued and outstanding as of March 31, 2024, and March 31, 2023, respectively	309,982	282,612
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding as of March 31, 2024, and March 31, 2023, respectively	1,000	1,000
Accumulated Deficit	(29,655,076)	(30,467,215)
Stockholders’ Equity	2,249,305	1,119,535
TOTAL LIABILITIES AND EQUITY	$3,881,336	$2,727,971

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR YEARS ENDED MARCH 31, 2024, AND 2023

	2024	2023

Revenue	$11,953,635	$48,537
Cost of Goods Sold (exclusive of depreciation shown separately below)	4,125,139	26,477
Gross Profit	7,828,496	22,060
Expenses
Labor Expense	4,358,917	95,520
Legal & Professional Fees	1,774,182	605,768
Bank Charges	422,970	—
General and Administrative Expenses	166,976	231,890
Depreciation and amortization	149,749	17,491
Marketing	25,283	8,074
Utilities	15,368	—
Rent expense	10,797	—
Miscellaneous	6,542	—
Insurance	5,363	—
Total Expenses	$6,936,147	$958,743
Net Operating Income/(Loss)	892,349	(936,683)
Other income/expenses
Other income	—	618,711
Interest Expenses	(67,207)	(47,433)
Total other income/ expenses	(67,207)	571,278
Net Income/(loss) before taxes	825,142	(365,405)
Income Taxes	13,003	—
Net Income/Loss	$812,139	$(365,405)
Profit/(Loss) per common share-Basic and Diluted	$0.003	$(0.003)

Weight average number of shares outstanding	309,687,386	145,867,024

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR YEARS ENDED MARCH 31, 2024, AND 2023

	Common Stock		Preferred Stock		Additional paid in	Accumulated deficit
Description	Shares	Amount	Shares	Amount	Capital	(Restated)	Total
Balance at March 31, 2022	53,851,966	53,853	-	-	28,264,452	(30,123,718)	$(1,805,413)
Common stock issued for cash	87,246,677	87,247	-	-	476,953	-	$564,200
Common stock issued for operating claims	1,700,000	1,700	-	-	-	-	$1,700
Common stock issued for officer’s compensation	3,500,000	3,500	-	-	-	-	3,500
Preferred stock B issued for officer’s compensation			1,000,000	1,000	-	-	1,000
Common stock issued for debt settlement	85,612,440	85,612	-	-	736,533	-	822,145
Common stock issued for acquisition of RX and Peaks	50,700,000	50,700	-	-	1,825,200	-	$1,875,900
Net Profit/(Loss)						(365,405	(365,405)
Balance at March 31, 2023	282,611,083	$282,612	1,000,000	$1,000	$31,303,138	$(30,467,215)	$1,119,535

	Common Stock		Preferred Stock			Accumulated
	Shares	Amount	Shares	Amount	APIC	Deficit	Total
Balance at March 31, 2023	282,611,083	$282,612	1,000,000	$1,000	$31,303,138	$(30,467,215)	$1,119,535
Common stock issued for cash	18,864,423	18,864	-	-	91,467	-	110,331
Common stock buyback	(5,200,000)	(5,200)			(172,800)		(178,000)
Stock -based compensation	300,000	300	-	-	-	-	300
Common stock issued for conversion of debt	13,406,313	13,406			371,594		385,000
Net Income						812,139	812,139
Balance at March 31, 2024	309,981,819	$309,982	1,000,000	$1,000	$31,593,399	$(29,655,076)	$2,249,305

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR YEARS ENDED MARCH 31, 2024, AND 2023

	2024	2023

Cash flows from operating activities:
Net Income (Loss)	$812,139	$(365,405)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Stock-based compensation	300	4,500
Gain on payable settlement	—	(618,711)
Depreciation and amortization	149,749	17,491

Changes in operating assets and liabilities:
Accounts Receivable	(235,423)	—
Deposits	(9,352)	—
Inventory	(305,478)	—
Lease liability, net	(73,870)	—
Accrued settlement	—	235,947
Accounts payable and accrued expenses	868,306	(286,949)
Net cash provided (used) by operating activities	1,206,241	(1,013,128)

Cash flows from investing activities:
Purchases of property and equipment	(26,520)	—
Net cash used in investing activities	(26,520)	—

Cash flows from financing activities:
Net proceeds from issuance of common stock	110,331	564,200
Repurchase of common stock	(178,000)	-
Payments on debt obligations	(450,217)	(97,612)
Proceeds from loans and notes	—	549,980
Net Cash used in Financing Activities	(517,886)	1,016,568
Net increase (decrease) in cash and cash equivalents	661,965	3,440
Impact of acquisition	—	5,374
Cash and cash equivalents at beginning of the period	35,756	26,942

Cash and cash equivalents at end of the period	$697,721	$35,756

Supplemental Disclosure of Cash Flow Information

Cash paid for interest		$67,207		$47,433
Cash paid for income taxes		$-		$-
	$		$
Non-Cash Transactions	$		$
Common stock issued for acquisition of subsidiaries		$-		$1,875,900
Common stock issued for debt settlement		$-		$822,145
Common stock issued for operating claims		$-		$1,700
Common stock issued for officer’s compensation		$-		$3,500
Preferred B stock issued for officer’s compensation		$-		$1,000
Common stock issued on conversion of notes payable		$385,000		$-

Note 1 — Organization and Nature of Operations

Earth Science Tech, Inc. (“ETST” or the “Company”) was incorporated under the laws of the State of Nevada on April 23, 2010. The Company subsequently changed its domicile to the State of Florida on June 27, 2022. As of November 8, 2022, the Company is a holding entity set to acquire companies with its current focus in the health and wellness industry. The Company is presently in compounding pharmaceuticals and telemedicine through its wholly owned subsidiaries RxCompoundStore.com, LLC. (“RxCompound”), Peaks Curative, LLC. (“Peaks”), and Earth Science Foundation, Inc. (“ESF”).

RxCompound is a complete compounding pharmacy. RxCompound is currently licensed to fulfill prescriptions in 22 states: Delaware, Florida, Pennsylvania, New York, Arizona, New Jersey, Wisconsin, Minnesota, Rhode Island, Utah, Georgia, Nevada, Massachusetts, Missouri, Iowa, Maryland, Ohio, Colorado, North Carolina, Maine, Indiana and Illinois. RxCompound is in the application process to obtain licenses in the remaining states in which it is not yet licensed to fulfill prescriptions.

Peaks is a telemedicine referral site focused on overall health and wellness for men and women. Peaks’ orders are exclusively fulfilled by RxCompound. Patients who order Peaks via monthly subscription receive their refills automatically. The company intends to expand offerings to include over the counter (“OTC”) (non-prescription) products such as supplements and topicals. .

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

Impairment of Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. As of and for the years ended March 31, 2024 and 2023 no such impairment was needed.

Cash and cash equivalents.

Cash and cash equivalents include all highly liquid debt instruments with original maturities of twelve months or less, which secure any corporate obligations. As of March 31, 2024, and March 31, 2023, the Company held a cash balance of $697,721 and $35,756 respectively As of March 31, 2024, the organization’s balances exceeded federally insured limits by approximately $266,090.

Accounts Receivable.

Upon adoption of ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the presentation and disclosure of receivables will change significantly. ASU 2016-13 introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The ASU also provides updated guidance regarding the impairment of available-for-sale debt securities and includes additional disclosure requirements.

Additionally, ASU 2022-02 eliminates the accounting guidance for TDRs in ASC 310-40, Receivables - Troubled Debt Restructurings by Creditors, but introduces new disclosure requirements for loan modifications with borrowers experiencing financial difficulty. The elimination of TDRs can only be applied by entities that have adopted the CECL model introduced by ASU 2016-13.

The Company has adopted the new standard ASC-326- CECL to account for current credit losses, the Company has analyzed its accounts receivable, based on historical and customer experience, economic trends, and future estimates. Accounts receivables are recorded for pharmaceuticals picked up or shipped as of March 31, 2024, it is expected to be collected within twelve months in its entirety, no reserve was necessary.

	As of March 31,
	2024	2023
Accounts Receivable	$235,423	$-

Revenue recognition

The Company has implemented ASC 606, Revenue from Contracts with Customers for revenue recognition by incorporating the necessary changes in systems and processes. These changes included the development of new policies based on the five-step model provided in the new revenue standard, ongoing contract review requirements, and gathering of information provided for disclosures. Revenue is recognized at this point in time.

The Company recognizes revenue from product sales or services rendered when control of the promised goods is transferred to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services. To achieve this core principle, we apply the following five steps: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenue when or as the Company satisfies a performance obligation, such as shipping with a third party, or upon pick up of the pharmaceuticals.

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by category — core and non-core, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s disaggregated revenue by category is as follows:

	For the Years Ending March 31,
	2024	2023
Core:
Sale of Pharmaceutical products - RxCompound	$11,924,804	$44,099
Total core revenue, net	$11,924,804	$44,099
Non-Core:	—	—
Services – Peaks	$28,831	$4,438
Total revenue, net	$11,953,635	$48,537

The Company currently has 3 large customers, each representing 14%, 9% and 9% of revenue.

	For the Years Ending March 31,
	2024	2023
Accounts Receivables	$235,423	$-

Inventory

The Company has its inventories stated at a lower cost (on first in, first out (FIFO) method) or market value basis. A reserve is established if necessary to reduce excess or obsolete inventories to their realizable value. The stated cost consists of finished products. Reserves, if necessary, are recorded to reduce inventory to market value based on assumptions about consumer demand, current inventory levels and product life cycles for the various inventory items. These assumptions are evaluated annually and are based on the Company’s business plan and on feedback from customers and the product development team. As of March 31, 2024, and March 31, 2023, the inventory reserves were not material.

The Company has three main suppliers, each accounting 32%, 13% and 6% of the company’s vendor purchases.

	As of March 31,
	2024	2023
Raw materials	$266,776
Finished goods	48,962	10,260
Inventory	$315,738	$10,260

Cost of Goods Sold

Components of cost of goods sold include product costs, consumables, shipping costs to customers and any inventory adjustments.

Shipping and Handling

Costs incurred by the Company for shipping and handling are included in costs of goods sold.

Related Parties

The Company pays the employee compensation for Giorgio R. Saumat and Mario Tabraue to their respective, solely owned LLCs, Point96 Consulting, LLC and Tabraue Consulting, LLC.

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

Net income per common share

The Company follows ASC 260 to account for earnings per share. Basic earnings per common share calculations are determined by dividing net results from operations by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share calculation is determined by dividing net results from operations by the weighted average number of common shares and diluted common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. For the years ended March 31, 2024 and 2023, the Company did not have any antidilutive equity instruments.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is reviewed for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. In conducting its annual impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that the fair value of the reporting unit is less than its carrying amount, the Company performs a quantitative assessment, and the fair value of the reporting unit is determined by analyzing the expected present value of future cash flows. If the carrying value of the reporting unit continues to exceed its fair value, the fair value of the reporting unit’s goodwill is calculated and an impairment loss equal to the excess is recorded.

Stock Based Compensation

The Company applies the fair value method of ASC 718, Compensation-Stock Compensation, in accounting for its stock-based compensation. These standards state that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period, if any. The Company uses the Black-Scholes option pricing model to determine the fair value of its stock, stock option and warrant issuance. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a few complex and subjective variables. These variables include the Company’s expected stock price, volatility over the term of the awards, actual employee exercise behaviors, risk-free interest rate and expected dividends. The company issued common stock for services provided by officers and others, during the year ended March 31, 2024. However, no stock-based commitments were outstanding as of March 31, 2024, and 2023.

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

Level 1 — Quoted market prices for identical assets or liabilities in active markets or observable inputs,

Level 2 — Significant other observable inputs that can be corroborated by observable market data; and

Level 3 — Significant unobservable inputs that cannot be corroborated by observable market data.

The carrying amounts of cash, accounts payable and other liabilities, accrued expenses and settlement payable approximate fair value because of the short-term nature of these items.

The fair value of the Company’s debt approximated the carrying value of the Company’s debt as of March 31, 2024, and as of March 31, 2023. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and terms of debt.

Property and equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. During the year ended March 31, 2024, RxCompound added various equipment for its hazardous room, to compound hormonal creams. Depreciation on property and equipment is charged using a straight-line method over the estimated useful life of 5 years.

Recently issued accounting pronouncements

We have considered the impact of the following pronouncements:

The Company has adopted the new standard ASC-326- CECL to account for current credit losses, the Company has analyzed this pronouncement noting no material impact upon adoption.

The FASB recently issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to reduce complexity in applying GAAP to certain financial instruments with characteristics of liabilities and equity. The guidance in ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, which requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. The amendments in ASU 2020-06 further revise the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The amendments in ASU 2020-06 are effective for public entities for fiscal years beginning after December 15, 2021, with early adoption permitted (for an “emerging growth company,” beginning after December 15, 2023). The Company has assessed the impact this standard will have on the Company’s consolidated financial statements. No material adjustments will be required.

Intangible assets

Intangible assets consist of Peaks telemedicine platform, and the Holding Company’s web domains. Intangible assets with finite lives are amortized over the estimated useful life of five years.

NOTE 3- INVENTORY

The Company has its inventories stated at a lower cost (on first in, first out (FIFO) method) or market value basis. A reserve is established if necessary to reduce excess or obsolete inventories to their realizable value. The stated cost consists of finished products. Reserves, if necessary, are recorded to reduce inventory to market value based on assumptions about consumer demand, current inventory levels and product life cycles for the various inventory items. These assumptions are evaluated annually and are based on the Company’s business plan and on feedback from customers and the product development team. As of March 31, 2024, and March 31, 2023, the inventory reserves were not material.

	As of March 31,
	2024	2023
Raw materials	$266,776	$-
Finished goods	48,962	10,260
Inventory	$315,738	$10,260

NOTE 4 – PROPERTY AND EQUIPMENT, NET

	As of March 31,
	2024	2023
Equipment – cost	$176,602	$150,082
Less: Accumulated depreciation	(41,250)	(6,869)
Property and Equipment, Net	$135,352	$143,213

Depreciation expenses for the years ended March 31, 2024, and March 31, 2023, were $34,381 and $6,869, respectively.

NOTE 5- LEASES

The Company treats a contract as a lease when the contract conveys the right to use a physically distinct asset for a period in exchange for consideration, or the Company directs the use of the asset and obtains substantially all the economic benefits of the asset. These leases are recorded as right-of-use (“ROU”) assets and lease obligation liabilities for leases with terms greater than 12 months. ROU assets represent the Company’s right to use an underlying asset for the entirety of the lease term. Lease liabilities represent the Company’s obligation to make payments over the life of the lease. A ROU asset and a lease liability are recognized at commencement of the lease based on the present value of the lease payments over the life of the lease. Initial direct costs are included as part of the ROU asset upon commencement of the lease. Since the interest rate implicit in a lease is generally not readily determinable for the operating leases, the Company uses an incremental borrowing rate to determine the present value of the lease payments. The incremental borrowing rate represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar lease term to obtain an asset of similar value.

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

Supplemental balance sheet information related to leases were as follows:

	As of March 31,
	2024	2023
Assets
Right of use asset, net	$156,517	$200,674

Operating lease liabilities
Current	70,487	68,188
Non-current	84,950	96,743
Total Lease Liabilities	$155,797	$164,931

The components of lease cost were as follows:

	For the Years Ending March 31,
	2024	2023
Depreciation	$108,533	$15,436
Interest on lease obligation	5,595	2,935
Total lease cost	$114,128	$18,372

Lease term and discount rate were as follows:

	For the Years Ending March 31,
	2024	2023
Weighted average remaining lease term - Operating leases	2.25 years	3.25 years

Weighted average discount rate - Operating leases	3%	3%

Disclosure on maturity of undiscounted minimum lease payments (per year)

Year ended March 31	Operating Leases
2025	$74,001
2026	74,001
2026	12,334
Total	160,336
Less interest	4,539
Present value of lease payment	$155,797

NOTE 6 - INTANGIBLE ASSETS

Intangible assets, consisted of the following:

	As of March 31,
	2024	2023
Telemedicine Platform	$17,806	$17,806
Web Domain	$19,323	$19,323
Accumulated Amortization	$(8,688)	$(1,853)
Net Balance	$28,441	$35,276
Amortization expense	$6,835	1,853

NOTE 7- GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in the business combinations as well as the Goodwill recorded on the acquired subsidiary of RxCompoundStore.com, LLC. On November 08, 2022, the Company acquired 100% of the outstanding equity shares of RxCompoundStore.com, LLC and Peaks Curative, LLC against the share exchange consideration and recognized Goodwill.

	As of March 31,
	2024	2023
RxCompound and Peaks	$2,302,792	$2,302,792
Total	$2,302,792	$2,302,792

The Company conducted an impairment test as of March 31, 2024, and March 31, 2023, and no indication of impairment was identified.

NOTE 8- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of March 31,
	2024	2023
Accounts Payable	$530,724	$517,137
Accrued Expenses (A)	$854,719	$117,193

(A) Accrued Expenses

As of March 31, 2024, accrued expenses included executive compensation of approximately $650,000, and merchant fees of approximately $68,000.

NOTE 9 – DEBT

Loans Notes Payable consisted of the following

Name	Total	Current	Non-Current
As of March 31, 2024
Equipment Finance	$91,151	$30,592	$60,559
As of March 31, 2023
SBA Loan	$209,175	$4,767	$204,408
Revolving Promissory Note	$250,000	$250,000	—
Convertible Promissory Note	$350,000	$350,000	—
	$809,175	$604,767	$204,408

Revolving Promissory Note in the amount of $250,000 and SBA Loan in the amount of $209,175 were paid off during the year

Convertible promissory Notes in the amount of $200,000 and $150,000 and corresponding accrued interest of $35,000 were converted to common stock as follows:

June 5, 2023- Total amount of principal and interest converted $165,000 at an applicable average closing price of $0.0378, discounted after 25% reduction from average $0.0283, the number of shares to be issued pursuant to the conversion of the note 5,820,106.

June 12, 2023- Total amount of principal and interest converted $220,000 at an applicable average 10 closing price of $0.04, discounted after 25% reduction from average $0.029, the number of common stock issued pursuant to the conversion 7,586,207.

No additional debt was incurred during the fiscal year ending March 31, 2024

For the years ending March 31, 2024 and 2023, total interest expense for the year was $67,207 and $47,433 respectively.

NOTE 10 – ACQUISITION AND RELATED TRANSACTIONS

On or about November 3, 2021 the Company entered into an agreement for the purchase of RxCompoundStore.com, LLC and Peaks Curative, LLC through the purchase of 100% of the outstanding equity securities of both entities. The agreement was amended on November 8, 2022, to incorporate share exchange consideration only. The Company’s acquisition of RxCompound was consummated on November 8, 2022, along with Peaks; however, RxCompound completed its PCAOB audit on February 3, 2023, which was considered as its acquisition date.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Legal Matters:

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

On September 19, 2023, one of the Company’s subsidiaries, RxCompoundStore.Com, LLC was sued in Federal court by Eli Lilly. RxCompoundStore.Com, LLC was able to successfully defend itself and on April 10, 2024, the case was dismissed with prejudice.

On February 8th, 2023 the Company was made aware of a complaint against it filed in Canada by the AMF (Quebec Securities Regulator). The complaint was based on actions by previous management. The company settled the complaint with the AMF on May 23rd, 2023 by paying a fine of $10,000 CAD ($7,452.00 USD) and agreeing not to sell any securities in Quebec

Employment and Consulting Agreements:

On September 29, 2023, the Company adopted a new officer compensatory plan arrangement superseding its prior arrangement. For the officers Giorgio R. Saumat, the Company’s CEO and Chairman of the Board shall be compensated twenty one percent of the Company’s monthly revenue. For the officer Mario G. Tabraue, the Company’s President and Director of the Board shall receive ten and a half percent of the monthly revenue. Commencing on October 1, 2023, within a twelve-month term, both Officers shall be paid on the first of the month, based on the preceding month’s revenue as long as the Company increases its cash position quarter over quarter. In the event that the Company does not increase its cash position, the arrangement must be renegotiated and there will be no payment at the beginning of the new quarter. Moreover, both officers have agreed to waive all rights to back pay and compensation for the work done in the Company prior to September 30, 2023. As of March 31, 2024 a total of $652,220 was accrued for executive compensation for Giorgio R. Saumat and Mario G. Tabraue. Moreover Giorgio R. Saumat, Mario G. Tabraue and Jeff P.H. Cazeau will be compensated two thousand dollars per board of Directors meeting attended for all services rendered.

On November 7, 2023, a voting majority entitled by action without meeting of the Company’s shareholders elected Yovan Sanchez as the Company’s Director of the Board. Mr. Sanchez will be compensated two thousand dollars per board of Directors meeting attended for all services rendered.

On November 8, 2023, a voting majority entitled by action without meeting of the Company’s shareholders elected Emiliano Curia as the Company’s Independent Director of the Board. Curia will be compensated two thousand dollars per board of Directors meeting attended for all services rendered.

On March 4, 2024, the Board of Directors of the Company hired Ernesto L. Flores as the Company’s CFO, succeeding Gabrielle Schuster. Mr. Flores will receive an annual base salary of one hundred sixty thousand dollars, paid biweekly. Additionally, Mr. Flores will receive bonuses upon completing agreed-upon milestones and may be eligible for a year-end discretionary bonus determined by the Chief Executive Officer of the Company.

NOTE 12 – EQUITY

Common stock:

The Company has authorized 350,000,000 shares of $.001 par value common stock. As of March 31, 2024, and March 31, 2023, the Company had 309,981,819 and 282,611,083 shares, respectively, of common stock issued and outstanding.

During the year ended March 31, 2024, the Company issued 18,864,423 shares of common stock for approximately $110,000.

In June 2023, the Company issued a total of 13,406,313 shares for the conversion of two convertible notes by an investor, for $385,000.

During the year ended March 31, 2024, the Company repurchased 5,200,000 shares of common stock for cash consideration of $178,000, the shares were cancelled.

On November 28, 2023, the Company amended its Articles Incorporation (the “Amendment’) in the State of Florida to reduce its Authorized Shares of Common Stock from 750,000,000 shares to 350,000,000 shares. The Amendment was passed through a voting majority Shareholder Written Consent and a Corporate Resolution. The Amendment was stamped and uploaded by the State of Florida on January 8, 2024

On August, 2023 the company issued 300,000 shares of common stock as compensation to the Chief Pharmacist Shibu John, for total of $300.

NOTE 13 – RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions. Transactions with related parties have been disclosed in debt, acquisition and officer’s compensation notes.

June 5, 2023- Total amount of principal and interest converted $165,000 at an applicable avg closing price of $0.0378, discounted after 25% reduction from avg $0.0283, the number of shares to be issued pursuant to the conversion of the note 5,820,106.

June 12, 2023- Total amount of principal and interest converted $220,000 at an applicable avg 10 closing prices of $0.04, discounted after 25% reduction from average $0.029, the number of common stock issued pursuant to the conversion 7,586,207.

Officer compensation totaling $3,611,594 was incurred during the year, paid to Point 96 Consultant owned by Giorgio R. Saumat and Tabraue Consulting, owned by Mario Tabraue.

Additionally, the Company reimbursed Point 96 Consultant for marketing and SG&A in the amount of $428,000.

 NOTE 14 – INCOME TAXES

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

The components of deferred tax assets and liabilities at March 31, 2024 and 2023 are approximately as follows:

	Year ending March, 31
	2024	2023
Deferred Tax assets:
Net Operating loss carry forwards	$1,664,522	$1,803,411
Valuation Allowance	$(1,491,173)	$(1,803,411)
Book to tax depreciation difference- Liability	$(173,349)	-
Net deferred tax asset	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates to pretax (income) loss from operations for the years ended March 31, 2024 and 2023 due to the following:

	2024	2023
Tax Expense	$151,683	-
Valuation Allowance	$(138,680)	-
Net tax expense	$13,003	-

Income tax expense rates for the years ended March 31, 2024 and 2023 is as follows:

	2024	2023
Federal	21.0%	21%
State	5.5%	5.5%
	26.5%	26.5%
Valuation	(24.9)%	(26.5)%
Net effective tax rate	1.6%	-

ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions. This first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely to be realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments, and which may not accurately anticipate actual outcomes.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2024, the Company has not recorded any unrecognized tax benefits.

Interest and penalties related to liabilities for uncertain tax positions will be charged to interest and operating expenses, respectively. The Company has net operating loss carryforwards (NOL) for income tax purposes of approximately $4,129,059 pre 2018, and $3,797,234 post 2018. This loss is allowed to be offset against future income. The tax benefits relating to all timing differences have been partially used for in the valuation allowance account due to profit generated during fiscal year ending March 31, 2024.

Internal Revenue Code Section 382 (“Section 382”) imposes limitations on the availability of a company’s net operating losses after certain ownership changes occur. Section 382 limitation is based upon certain conclusions pertaining to the dates of ownership changes and the value of the Company on the dates of the ownership changes. It was determined that an ownership change occurred in October 2013 and March 2014. The amount of the Company’s net operating losses incurred prior to the ownership changes is limited based on the value of the Company on the date of the ownership change. Management has not determined the amount of net operating losses generated prior to the ownership change available to offset taxable income after the ownership change.

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s design and operations of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this annual Report on Form 10-K/A. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Annual report, the Company’s disclosure controls and procedures were ineffective as of March 31, 2024.

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

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company.

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

Based on an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, Company management has concluded that the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act were ineffective as of the Evaluation Date based on the number of adjustments from the audit., The Company will continue to improve its internal controls, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

ITEM 9B. OTHER INFORMATION

On July 15, 2023, Wendell Hecker resigned from his role as Chief Financial Officer (“CFO”) position with the Company and was succeeded by Gabrielle Schuster on July 17, 2023. On March 3, 2024, Gabrielle Schuster resigned from her role as the Company’s CFO. Their resignations were not the result of any disagreement with the Company or any other entity or any matter relating to the operations, policies (including accounting or financial policies) or practices of the Company.

On August 14, 2023, Nickolas S. Tabraue, resigned from his role as Chief Compliance Officer position with the Company. His resignation was not the result of any disagreement with the Company or any other entity or any matter relating to the operations, policies (including accounting or financial policies) or practices of the Company.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE (Restated)

The Company does not, at present, have any employees other than the current officers and directors. We have not entered into any employment agreements, as we currently do not have any employees other than the current officers and directors.

Directors and Executive Officers

Name	Principal Occupation	Age	Director or Officer Since
Giorgio R. Saumat	Chief Executive Officer and Director	45	2022
Mario G. Tabraue	President and Director	45	2021
Ernesto Flores	Chief Financial Officer	39	2024
Christopher Rose	Chief Technology Officer	47	2023
Jeff P.H. Cazeau	Independent Director	56	2023
Yovan Sanchez	Director	42	2023
Emiliano Curia	Independent Director	44	2023

There are no other people nominated or chosen to become directors or executive officers, nor do we have any employees other than above mentioned officers and directors.

Our directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive two thousand dollars per Board of Directors meeting attended for serving on the Board of Directors, in addition to the reimbursement of reasonable expenses incurred in attending meetings if any. Officers are appointed by the board of directors and serve at the discretion of the board. In March 2024, our Board of Directors appointed a new CFO.

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

Jeff P.H. Cazeau - Independent Director

Mr. Cazeau is an attorney whose practice areas have included Government Contracts, Lobbying and Municipal Law. Mr. Cazeau currently serves as the City Attorney for the City of North Miami. Prior to becoming City Attorney, Mr. Cazeau assisted clients in obtaining and keeping contracts with federal, state, and local government entities. Mr. Cazeau is experienced in assisting small, minority, and women owned businesses in obtaining various socio-economic certifications such as Disadvantaged Business Enterprise (DBE); Airport Concessions Disadvantaged Business Enterprise (ACDBE) certifications and SBA 8(a). Before attending law school, Mr. Cazeau served nine years as a commissioned officer in the United States Navy. During his naval career he held several positions, including Anti-Submarine Warfare Officer, Legal Officer, and Navigator aboard USS ELLIOT (DD 967), and Politico-Military Affairs Officer at United States Southern Command (SOUTHCOM).

Ernesto Flores - CFO

Mr. Flores is an accomplished financial professional with over a decade of experience and a strong educational background. He holds a Bachelor of Science degree in Accounting from Florida National University and a Master of Science degree in Taxation from Nova Southeastern University. Throughout his career, Mr. Flores has held significant roles in both large corporations and mid-sized organizations, demonstrating adaptability and leadership. At St. George Logistics, he served as Divisional Controller, overseeing financial operations and ensuring regulatory compliance. His four-year tenure at Curated Investments, LLC as Financial Controller highlighted his ability to manage financial functions effectively and drive strategic initiatives. Mr. Flores possesses a diverse skill set, including preparing companies for growth, implementing systems integration, maintaining controllership, managing risk, optimizing inventory control, overseeing P&L management, establishing internal controls, facilitating financial reporting, conducting audits, and driving process improvements.

Christopher Rose CTO

Chris Rose is a dynamic and innovative leader with a diverse background in technology, entrepreneurship, and strategic leadership. In his former leadership role at a Fortune 100 company, Chris established and managed an enterprise-wide automation factory. That factory, comprised of a diverse team across the US, UK, and India, achieved significant milestones, including twenty million dollars in annual transactional cost reduction and the automation of over hundreds business processes.

Chris has always had an entrepreneurial spirit. He brings his passion for, and successful experience with, leading startups to ETST, where he employs technology to achieve tangible business outcomes, predominantly driving operational efficiency and cost savings.

Chris is known for his hands-on approach, collaborative leadership style, and commitment to developing high-performing teams. A Miami native, Chris is also an adventurer who enjoys freediving, spearfishing, and boating, and who carries with him an unwavering optimism. With twenty plus years of technology leadership and exploration behind him, he is uniquely poised to make a significant impact as ETST’s Chief Technology Officer.

Yovan Sanchez - Director

Mr. Sanchez is a seasoned firefighter/paramedic and a driven entrepreneur. With more than two decades of dedicated service in the firefighting and paramedic field, he has been a stalwart in his community. In addition to his public service, Yovan is also a real estate owner and manager in South Florida. In 2011, he took the initiative to establish Hot Box Incubators Corp. Yovan’s commitment to community development extends to supporting youth programs, culminating in the creation of Miami Springs Jiu Jitsu in 2022. Furthermore, he possesses over 20 years of valuable experience in the boat and yacht industry, specializing in identifying opportunities and harnessing them to his advantage. His extensive network of connections across various industries bolsters his ability to make the most of these opportunities.

Emiliano Curia- Director

Dr. Curia is a physical medicine and rehabilitation physician with expertise in musculoskeletal disorders and neurorehabilitation after injuries or illness. He completed his residency at Jackson Memorial Hospital and Larkin Community Hospital, where he also served as Chief Resident. Prior to residency he served as medical research director for multiple pharmaceutical clinical trials and orthopedic technology development and implementation. He participated in multiple community outreach programs and developed quality improvement protocols for underserved populations in Miami Dade county. Dr Curia currently treats patients with musculoskeletal disorders, athletes, and amputees.

Committees of The Board of Directors

The Company is managed under the direction of Giorgio R. Saumat, Mario G. Tabraue, Jeff P.H. Cazeau, Yovan Sanchez and Emiliano Curia.

The Company does not have an executive committee at this time.

The Company has an audit committee of three members of the Board of Directors. Two of the three committee members are independent directors.

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

ITEM 11. EXECUTIVE COMPENSATION

Giorgio R. Saumat started as CEO on February 13, 2023, without any compensation until October 1, 2023, when a contract became effective for compensation of twenty one percent of the Company’s monthly revenue within a twelve-month term, paid on the first of the month, based on the preceding month’s revenue, as long as the Company increases its cash position quarter over quarter. In the event that the Company does not increase its cash position, the arrangement must be renegotiated, and there will be no payment at the beginning of the new quarter. Moreover, Mr. Saumat has agreed to waive all rights to back pay and compensation for the work done in the Company prior to September 30, 2023.

Mario G. Tabraue started as President in November 2021, without compensation. On April 1, 2022, Mr. Tabraue received 2,500,000 shares of the Company’s common stock and received $8,000.00 as a signing bonus for all the work done since executing the November 3, 2021 agreement for the purchase of RxCompoundStore and Peak’s Curative. Pursuant to this contract, the Executive was to receive four thousand, three hundred, and thirty-three dollars per month. The frequency of payments was to conform to the Company’s policy of paying its executives biweekly. In addition, the Executive was to be entitled to 50,000 shares each fiscal quarter. On October 10, 2022, Mr. Tabraue’s employment agreement was amended to receive no compensation until October 1, 2023, when a contract became effective for compensation of ten and a half percent of the Company’s monthly revenue within a twelve-month term, paid on the first of the month, based on the preceding month’s revenue, as long as the Company increases its cash position quarter over quarter. In the event that the Company does not increase its cash position, the arrangement must be renegotiated, and there will be no payment at the beginning of the new quarter. Moreover, Mr. Tabraue has agreed to waive all rights to back pay and compensation for the work done in the Company prior to September 30, 2023.

Ernesto Flores was hired as CFO by the company in March 2024, starting with an annual base salary of one hundred sixty thousand dollars, paid biweekly. Additionally, Mr. Flores will receive bonuses upon completing agreed-upon milestones and may be eligible for a year-end discretionary bonus determined by the Chief Executive Officer of the Company.

Christopher Rose was hired as CTO by the company in April 2024 with an annual salary of two hundred seventy thousand dollars paid on a biweekly basis. Additionally, Mr. Rose will receive bonuses upon completing agreed-upon milestones and may be eligible for a year-end discretionary bonus determined by the Chief Executive Officer of the Company.

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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the Company. Such payments are set forth above in the section entitled “Executive Compensation

None of our executive officers or directors received, nor do we have any arrangements to pay out, any bonus, stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

None.

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

None.

CONSULTING AGREEMENTS WITH OFFICERS AND DIRECTORS

None.

DIRECTOR COMPENSATION

As of October 1, 2023, the Company began compensating each of its members of the Board of Directors two thousand dollars per Board of Directors meeting attended during their term.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 31, 2024, we had outstanding 309,981,819 shares of common stock. Each share of common stock is currently entitled to one vote on all matters put to a vote of our stockholders. The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of the date hereof by:

●	each person known by us to be the beneficial owner of more than five percent of our outstanding common stock;

●	each of our current directors;

●	each our current executive officers and any other persons identified as a “named executive” in the Summary Compensation Table above; and

●	all our current executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes general voting power and/or investment power with respect to securities. Shares of common stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of the record date, and shares of common stock issuable upon conversion of other securities currently convertible or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Under the applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares. In any case where an individual has beneficial ownership over securities that are not outstanding but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage Beneficially Owned” column of the table may include shares that are not presently outstanding, the total sum of the percentages set forth in such a column may exceed 100%. Unless otherwise indicated, the address of each of the following persons is 8950 SW 74th CT, Miami, FL 33156, USA, and, based upon information available or furnished to us, each such person has sole voting and investment power with respect to the shares set forth opposite his, her or its name.

Beneficial Owner(1)	Common Stock	Series B Preferred Stock	Number of Shares Beneficially Owned(2)	Percent(3)
5% Stockholders:
Jose Rodriguez (4)	20,500,000		20,500,000	6.61%
Mario A. Portela (5)	20,500,000		20,500,000	6.61%
Great Lakes Holdings Group, Inc.(6)	23,000,000		23,000,000	7.42%

Named Executive Officers and Directors:
Giorgio R. Saumat –Chief Executive Officer, Secretary and Director (7)	119,702,407	1,000,000	119,702,40	38.62%
Yovan Sanchez (8)	650,000		650,000	0.21%
Mario G. Tabraue (9)	12,250,000		12,250,000	3.95%
All executive officers and directors as a group (6 persons)			132,602,407	42.78%

(1	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2)	Under SEC rules, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options or the settlement of other equity awards.

(3)	Calculated on the basis of 309,981,819 shares of common stock outstanding as of March 31, 2024, plus any additional shares of common stock that a stockholder has the right to acquire within 60 days after March 31, 2024. Further, the positions listed are as of the date of this Registration Statement.

(4)	Jose Rodriguez received 20,500,000 shares of the Company’s restricted Common Stock on November 8, 2022, through a settlement and release agreement part of the amended Purchase Agreement for the Membership units of both RxCompound and Peaks, see November 8, 2022’s 8-K filing.

(5)	Mario A. Portela received 2,750,00 shares of the Company’s restricted Common Stock through a settlement release agreement to satisfy his convertible promissory note, see October 28, 2022’s 8-K filing. On November 8, 2022, Mr. Portela received 17,750,000 shares of the Company’s restricted Common Stock through a settlement and release agreement as part of the amended Purchase Agreement for the Membership units of both RxCompound and Peaks, see November 8, 2022’s 8-K filing.

(6)	Great Lakes is owned and controlled by Dr. Issa El-Cheikh.

(7)	Giorgio R. Saumat has been a Director of the Company since October 2022 and CEO of the Company since February 2023. Mr. Saumat obtained 62,562,440 shares of the Company’s restricted Common Stock on October 24, 2022, from a settlement and release agreement, see October 28, 2022’s filed 8-K. Mr. Saumat purchased a total of 42,200,000 shares at $0.005 per shares directly from the Company and 1,533,654 shares in the open market between October 2022 and February 2024, all shares obtained by Mr. Saumat are filed via FORM-4 in compliance with the SEC. Additionally, Mr. Saumat received a total of 13,406,313 shares of common stock from converting his two convertible Notes, 5,8020,106 shares at $0.0283 per share on June 5, 2023, and 7,586,207 shares at $0.0290 per share on June 12, 2023.

(8)

Yovan Sanchez has been a member of the Board of Directors since November 7, 2023. His 650,000 shares of common stock were obtained through purchasing on the open market between December 2023, and March 2024, all shares obtained by Mr. Sanchez are filed via FORM-4 in compliance with the SEC.

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

There were no grants of stock options since inception to March 31, 2024. We do not have any long-term incentive plans that provide compensation intended to serve as an incentive for performance.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On November 7, 2023, a voting majority entitled by action without meeting of the Company’s shareholders elected Emiliano Curia as the Company’s Independent Director of the Board. Mr. Curia will receive two thousand dollars per Board of Directors meeting attended and for all services rendered.

EQUITY ISSUANCES TO OFFICERS AND DIRECTORS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the fiscal year ended March 31, 2024, we incurred approximately $65,000 in audit and audit related fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the year ended March 31, 2024. We did not incur any other fees or tax-related services fees during that time period.

Assurance Dimensions LLC is the Company’s principal auditing firm for fiscal year ending March 31,2024, which billed the Company $20,000 for audit services during the year. The Company’s Board of Directors has considered whether the provisions of audit services are compatible with maintaining Assurance Dimensions LLC’ independence. The engagement of our independent registered public accounting firm was approved by our Board of Directors prior to the start of the audit of our consolidated financial statements for the year ended March 31, 2024.

R. Bolko, CPA P.A. was the audit firm that performed audit services for year ended March 31, 2023.

The following table represents aggregate fees billed to the Company for the Fiscal Years ended March 31, 2024, and 2023.

Services	2024	2023
Audit fees	$65,000	$10,000
Audit related fees	-	-
Tax fees	7,500	-
All other fees	-	-
Total fees	$72,500	$10,000

PART IV

ITEM 15. EXHIBITS

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit		Incorporated by Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EARTH SCIENCE TECH, INC.

Dated: June 28, 2024	By:	/s/ Giorgio R. Saumat
Giorgio R. Saumat
	Its:	CEO and Director

