Form 10-Q
period 2024-06-30
Earth Science Tech, Inc.
filed 2024-07-29
CIK 1538495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Large, accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 29, 2024, there were 309,050,711 Common and 1,000,000 Preferred shares of the registrant’s stock outstanding.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2024, AND MARCH 31, 2024

	As of June 30, 2024	As of March 31, 2024
	Unaudited
ASSETS
Current Assets:
Cash	$1,384,407	$697,721
Accounts Receivable	317,687	235,423
Deposits	14,451	9,352
Inventory	239,174	315,738
Prepaid	123,933	—
Total current assets	2,079,652	1,258,234

Non-Current Assets:
Property and Equipment, net	216,578	135,352
Right of use asset, net	138,992	156,517
Goodwill	2,302,792	2,302,792
Intangible Assets, net	34,233	28,441
Total Assets	$4,772,247	$3,881,336

LIABILITIES AND EQUITY
Accounts payable	$221,030	$530,724
Accrued expenses and other payable	1,161,270	854,719
Current portion of operating lease obligations	70,487	70,487
Current portion of loans and obligations	30,592	30,592
Total Current Liabilities	1,483,379	1,486,522

Long-Term Liabilities:
Lease liability less current maturities	67,524	84,950
Equipment loans and obligations non-current	54,258	60,559
Total Liabilities	1,605,161	1,632,031
Commitment and Contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding as of June 30, 2024, and March 31, 2024, respectively	1,000	1,000
Common stock, par value $0.001 per share, 350,000,000 shares authorized; 309,067,711 and 309,981,819 shares issued and outstanding as of June 30, 2024, and March 31, 2024 respectively	309,068	309,982
Additional paid-in capital	31,435,840	31,593,399
Accumulated deficit	(28,578,822)	(29,655,076)
Stockholders’ Equity	3,167,086	2,249,305
Total Liabilities and Equity	$4,772,247	$3,881,336

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THREE MONTHS ENDED JUNE 30, 2024, AND 2023

(UNAUDITED)

	2024	2023
		(As restated)
Revenue	$8,568,918	$219,934
Cost of Goods Sold (exclusive of depreciation shown separately)	2,158,484	71,165
Gross Profit	$6,410,434	$148,769

Expenses:
Labor Expense	3,335,130	5,654
Legal and Professional Fees	1,336,560	18,420
Bank Charges	288,845	—
Marketing	211,446	11,376
General and Administrative Expense	60,596	124,712
Rent Expense	42,274	—
Insurance Expense	35,805	—
Depreciation and Amortization	30,232	11,585
Utilities	4,528	—
Total Expenses	$5,345,416	$171,747
Net Operating Income(Loss)	1,065,018	(22,978)

Other Income/Expenses
Other Income	13,200	—
Interest expense	(1,964)	(12,618)
Net Income(Loss) before taxes	1,076,254	(35,596)

Income Taxes	—	—

Net Income(Loss)	$1,076,254	$(35,596)
Profit/(Loss) per common share-Basic and Diluted	$0.003	$(0.000)
Weighted average number of common shares outstanding	309,941,192	314,939,647

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

EARTH SCIENCE TECH, INC. AND SUDSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THREE MONTHS ENDED JUNE 30, 2024 AND 2023

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2024	309,981,819	$309,982	1,000,000	$1,000	$31,593,399	$(29,655,076)	$2,249,305
Common stock buyback	(914,108)	(914)	—	—	(157,559)	—	$(158,473)
Net Income						1,076,254	$1,076,254
Balance at June 30, 2024	309,067,711	$309,068	1,000,000	$1,000	$31,435,840	$(28,578,822)	$3,167,086

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2023 (As restated- Note 3)	282,611,083	$282,612	1,000,000	$1,000	$31,303,138	$(30,364,672)	$1,222,078
Common stock issued	18,533,334	18,534	—	—	91,467	—	$110,001
Common stock issued for Conversion on Note	13,406,313	13,406	—	—	371,594	—	$385,000
Net Income (Loss)	—	—	—	—	—	(35,596)	$(35,596)
Balance at June 30, 2023	314,550,730	$314,552	1,000,000	$1,000	$31,766,199	$(30,400,268)	$1,681,483

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

FOR THREE MONTHS ENDED JUNE 30, 2024, AND 2023

(UNAUDITED)

	2024	2023
		(As restated)
Cash flows from operating activities:
Net Income (loss)	$1,076,254	$(35,596)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	30,232	11,585

Changes in operating assets and liabilities:
Accounts Receivable	(82,264)	—
Deposits	(5,099)	—
Prepaid expenses and other current assets	(123,933)	—
Inventory	76,564	(91,549)
Lease Liability, net	(17,426)	—
Accounts payable and accrued expenses	(3,143)	61,792
Net cash provided(used) in operating activities	951,185	(53,768)

Cash flows from investing activities:
Purchases of intangibles	(7,500)
Purchases of property and equipment	(92,225)	—
Net cash used in investing activities	(99,725)	—

Cash flows from financing activities:
Proceeds from issuance of common stock	—	110,001
Payments on debt obligations	(6,301)
Repurchase of common stock	(158,473)	—
Net Cash used (provided) in financing activities	(164,774)	110,001
Net increase in cash and cash equivalents	686,686	56,233
Cash and cash equivalents at beginning of the period	697,721	35,756
Cash and cash equivalents at end of the period	$1,384,407	$91,989

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,964	$—
Non-cash Transactions:
Common stock issued on conversion of notes payable	$—	$385,000

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

EARTH SCIENCE TECH, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2024 for a broader discussion of the Company’s business and the risks inherent in such business. The results of operations for the three months ended June 30, 2024, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2025.

Principles of consolidation

The accompanying consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries RxCompound, Peaks and ESF. All intercompany accounts have been eliminated during consolidation.

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

Carrying value, recoverability, and impairment of long-lived assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. As of June 30, 2024, and 2023 no such impairment was needed.

Cash and cash equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations. As of June 30, 2024, and March 31, 2024, the Company held a cash balance of $1,384,407 and $697,721, respectively, the organization’s balances exceeded federally insured limits by approximately $1,156,947 as of June 30, 2024 and $266,090 as of March 31, 2024

Accounts Receivable.

The Company has adopted the new standard ASC-326- CECL to account for current credit losses. The Company has analyzed its accounts receivable, based on historical and customer experience, economic trends, and future estimates. Accounts receivable are recorded for pharmaceuticals picked up or shipped as of June 30, 2024. Accounts receivable are expected to be collected within twelve months in its entirety, therefore no reserve was necessary.

	As of
	June 30, 2024	March 31, 2024
Accounts Receivable	$317,687	$235,423

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

The Company’s disaggregated revenue by category is as follows:

	For the three months ended June 30,
	2024	2023
Core:
Sale of Pharmaceutical products – RxCompound and Peaks	$8,367,509	$219,934
Total core revenue, net	$8,367,509	$219,934
Non-Core:
Shipping Income	$201,409	$—
Total revenue, net	$8,568,918	$219,934

As of June 30, 2024 the Company had 3 large customers, each representing 11%, 9% and 8% of revenue.

Inventory

The Company has its inventories stated at a lower cost (on first in, first out (FIFO) method) or market value basis. A reserve is established if necessary to reduce excess or obsolete inventories to their realizable value. The stated cost consists of finished products. Reserves, if necessary, are recorded to reduce inventory to market value based on assumptions about consumer demand, current inventory levels and product life cycles for the various inventory items. These assumptions are evaluated annually and are based on the Company’s business plan and on feedback from customers and the product development team. As of June 30, 2024, and March 30, 2024, the inventory reserves were not material. As of June 30, 2024 the Company had three main suppliers, each accounting 29%, 14% and 4% of the company’s vendor purchases.

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

Due to the company’s inability to open its own account to repurchase shares on the open market, the company solicited outside firms for its repurchase program. The outside firms proposed charging fees up to 10% of the repurchase price. Therefore, Giorgio R. Saumat, the controlling and majority shareholder, offered to provide the repurchase service through his privately owned and controlled company Avenvi, LLC.

Avenvi, LLC will purchase the stock for ETST, make no profit off the sale of the company stock back to ETST and that ETST will buy back the share from Avenvi,LLC at their purchased price. This is being done for the sake of the Company and the shareholders in saving the 10% fee that another third party would otherwise charge.

The Company follows ASC 850-10, Related Parties, for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20, the related parties include: (a) affiliates of the Company (“Affiliate”) means, with respect to any specified person, any other person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such person, as such terms are used in and construed under Rule 405 under the Securities Act); (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Net income per common share

The Company follows ASC 260 to account for earnings per share. Basic earnings per common share calculations are determined by dividing net results from operations by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share calculation is determined by dividing net results from operations by the weighted average number of common shares and diluted common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. For the three months ended June 30, 2024 and 2023, the Company did not have any antidilutive equity instruments.

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

Stock based compensation

The Company applies the fair value method of ASC 718, Compensation-Stock Compensation, in accounting for its stock-based compensation. These standards state that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period, if any. The Company uses the Black-Scholes option pricing model to determine the fair value of its stock, stock option and warrant issuance. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a few complex and subjective variables. These variables include the Company’s expected stock price, volatility over the term of the awards, actual employee exercise behaviors, risk-free interest rate and expected dividends. The company has no stock-based commitments outstanding as of June 30, 2024, and March 31, 2024.

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

Level 1 — Quoted market prices for identical assets or liabilities in active markets or observable inputs; and

Level 2 — Significant other observable inputs that can be corroborated by observable market data; and

Level 3 — Significant unobservable inputs that cannot be corroborated by observable market data.

The carrying amounts of cash, accounts payable and other liabilities, accrued expenses and settlement payable approximate fair value because of the short-term nature of these items.

The fair value of the Company’s debt approximated the carrying value of the Company’s debt as of June 30, 2024, and March 31, 2024. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and terms of debt.

Property and equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. During the three months ended June 30, 2024, RxCompound added various equipment for its operations. Depreciation on equipment is charged using a straight-line method over the estimated useful life of 5 years.

Recently issued accounting pronouncements

We have considered the impact of the following pronouncements:

The FASB recently issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to reduce complexity in applying GAAP to certain financial instruments with characteristics of liabilities and equity. The guidance in ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, which requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. The amendments in ASU 2020-06 further revise the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The amendments in ASU 2020-06 are effective for public entities for fiscal years beginning after December 15, 2021, with early adoption permitted (for an “emerging growth company,” beginning after December 15, 2023). The Company has assessed the impact this standard had on the Company’s consolidated financial statements. No material adjustments were required.

Intangible Assets

Intangible assets consist of Peaks telemedicine platform, and the Holding Company’s web domains. Intangible assets with finite lives are amortized over the estimated useful life of five years.

Note 3 – Restatement

During the three months ended June 30, 2023, Goodwill was incorrectly amortized, which requires the Company to restate its consolidated balance sheet, consolidated statement of operations and statement of stockholders’ equity, and statement of cash flows, in accordance with ASC 350-20. These changes had no material impact on previously reported earnings per share.

As of June 30, 2023, the Company’s subsidiary RXcompound carried a goodwill in the amount of $138,312, such amount was not included in the Consolidated Balance Sheet, and Consolidated Stockholders’ Equity, additionally, Goodwill was increased by the incorrectly amortized amount of $54,112, for a total asset adjustment of $192,424, the tables set forth shows the impact of this restatement.

The consolidated balance sheet as of June 30, 2023, the consolidated statement of operations, the statement of stockholders’ equity and statement of cash flows for the three months ended June 30, 2023, have been restated to reflect these adjustments to the presentation. The following tables present the effect of the changes of the previously reported consolidated statements.

Adjustments to Consolidated Balance Sheet as of June 30, 2023

Consolidated Balance Sheet

	As of June 30, 2023
	June 30, 2023 before restatement	Restatement	June 30, 2023 after restatement
Total Assets	2,752,719	192,424	2,945,143
Total Stockholders’ Equity	1,489,059	192,424	1,681,483

Adjustments to Consolidated Statement of Operations for the three months ended June 30, 2023

Consolidated Statement of Operations

	For the three months ended June 30, 2023
	June 30, 2023 before restatement	Restatement	June 30, 2023 after restatement
Net Income(Loss)	(89,708)	54,112	(35,596)

Adjustments to Consolidated Statement of Stockholders’ Equity for the three months ended June 30, 2023

Consolidated Statement of Stockholders’ Equity

	For the three months ended June 30, 2023
	June 30, 2023 before restatement	Restatement	June 30, 2023 after restatement
Accumulated Deficit	(30,592,692)	192,424	(30,400,268)
Stockholders’ Equity	1,489,059	192,424	1,681,483

Adjustments to Statement of Cash Flows for the three months ended June 30, 2023

Statement of Cash Flows

	For the three months ended June 30, 2023
	June 30, 2023 before restatement	Restatement	June 30, 2023 after restatement
Net Income(Loss)	(89,708)	54,112	(35,596)
Depreciation and amortization	65,696	54,112	11,585

Note 4 - Inventory

The Company has its inventories stated at a lower cost (on first in, first out (FIFO) method) or market value basis. A reserve is established if necessary to reduce excess or obsolete inventories to their realizable value. The stated cost consists of finished products. Reserves, if necessary, are recorded to reduce inventory to market value based on assumptions about consumer demand, current inventory levels and product life cycles for the various inventory items. These assumptions are evaluated annually and are based on the Company’s business plan and on feedback from customers and the product development team. As of June 30, 2024, and March 31, 2024, the inventory reserves were not material. The Company has three main suppliers, each accounting 29%, 14% and 4% of the company’s vendor purchases as of June 30, 2024.

	As of
	June 30, 2024	March 31, 2024
Raw materials	$193,731	266,776
Finished goods	45,443	48,962
Inventory	$239,174	$315,738

Note 5 — Property and Equipment

	As of
	June 30, 2024	March 31, 2024
Equipment – cost	$268,855	$176,602
Less: Accumulated depreciation	(52,277)	(41,250)
Property and Equipment, Net	$216,578	$135,352

Depreciation expense for the three months ended June 30, 2024 was $10,999.

During the three months ended June 30, 2024, the Company’s subsidiary Peaks Curative LLC acquired equipment in the amount of $3,950, and RxCompound acquired $88,275 in property and equipment.

Note 6 — Leases

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

Supplemental balance sheet information related to leases were as follows:

	As of
	June 30, 2024	March 31, 2024
Assets
Right of use asset, net	$138,992	$156,517

Operating lease liabilities
Current	70,487	70,487
Non-current	67,524	84,950
Total Lease Liabilities	$138,011	$155,797

The components of lease cost were as follows:

	For three months ended June 30,
	2024	2023
Depreciation	$17,525	$7,379
Interest on lease obligation	1,719	12,618
Total lease cost	$19,244	$19,997

Lease term and discount rate were as follows:

	For the three months ended June 30,
	2024	2023
Weighted average remaining lease term - Operating leases	2 years	3 years

Weighted average discount rate - Operating leases	3%	3%

Note 7 — Intangible Assets

Intangible assets, consisted of the following:

	As of
	June 30, 2024	March 31, 2024
Telemedicine Property	$17,806	$17,806
Web Properties	7,433	—
Domain	11,890	19,323
Software	7,500	—
Accumulated Amortization	(10,396)	(8,688)
Net Balance	$34,233	$28,441

Amortization expense for the three months ended June 30, 2024, was $1,708 and $3,997 for the three months ended June 30, 2023.

NOTE 8 - GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in the business combinations. On November 08, 2022, the Company acquired 100% of the outstanding equity shares of RxCompoundStore.com, LLC and Peaks Curative, LLC against the share exchange consideration and recognized Goodwill. Restated Financial Statements were issued for year ended March 31, 2023 10- K Form, to correct Goodwill amortization during the period.

	As of
	June 30, 2024	March 31, 2024
RxCompound and Peaks	$2,302,792	$2,302,792

Total	$2,302,792	$2,302,792

The Company conducted an impairment test as of June 30, 2024, and March 31, 2024, and no indication of impairment was identified

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of
	June 30, 2024	March 31, 2024
Accounts Payable	$221,030	$530,724
Accrued Expenses and other payable (A)	$1,161,270	$854,719

(A) Accrued Expenses and other payable

As of June 30, 2024, accrued expenses included approximately; executive compensation of $842,000, income tax payable $13,000, insurance payable $108,000, payroll liability $66,000, merchant fees of $99,000, and credit card balance of $28,000.

NOTE 10 – DEBT

Loans and Notes Payable consisted of the following

Name	Total	Current	Non-Current
As of June 30, 2024
Equipment Finance	$84,850	$30,592	$54,258

As of March 31, 2024
Equipment Finance	$91,151	$30,592	$60,559

Revolving Promissory Note in the amount of $250,000 and SBA Loan in the amount of $209,175 were paid off during the year ended March 31, 2024.

Convertible promissory Notes in the amount of $200,000 and $150,000 and corresponding accrued interest of $35,000 were converted to common stock as follows:

June 5, 2023- Total amount of principal and interest converted $165,000 at an applicable average closing price of $0.0378, discounted after 25% reduction from average $0.0283, the number of shares of common stock to be issued pursuant to the conversion of the note 5,820,106.

June 12, 2023- Total amount of principal and interest converted $220,000 at an applicable average 10 closing price of $0.04, discounted after 25% reduction from average $0.029, the number of shares of common stock issued pursuant to the conversion 7,586,207.

No additional debt was incurred during the period.

Note 11 - Related Party Balances and Transactions

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions. Transactions with related parties have been disclosed in debt, acquisition and officer’s compensation notes.

June 5, 2023 - Total amount of principal and interest converted $165,000 at an applicable avg closing price of $0.0378, discounted after 25% reduction from avg $0.0283, the number of shares of common stock to be issued pursuant to the conversion of the note 5,820,106

June 12, 2023 - Total amount of principal and interest converted $220,000 at an applicable avg 10 closing prices of $0.04, discounted after 25% reduction from average $0.029, the number of shares of common stock issued pursuant to the conversion 7,586,207.

Officer compensation totaling $2,672,604 was incurred during the three months ended June 30, 2024, paid to Point 96 Consultant owned by Giorgio R. Saumat and Tabraue Consulting, owned by Mario Tabraue.

Additionally, the Company reimbursed Point 96 Consultant for consulting services, marketing, and SG&A in the amount of $439,000.

Due to the company’s inability to open its own account to repurchase shares on the open market, the company solicited outside firms for its repurchase program. The outside firms proposed charging fees up to 10% of the repurchase price. Therefore, Giorgio R. Saumat, the controlling and majority shareholder, offered to provide the repurchase service through his privately owned and controlled company Avenvi, LLC.

Avenvi, LLC will purchase the stock for ETST, make no profit off the sale of the company stock back to ETST and that ETST will buy back the share from Avenvi,LLC at their purchased price. This is being done for the sake of the Company and the shareholders in saving the 10% fee that another third party would otherwise charge.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

Note 13 – Stockholders’ Equity

During the three months ended June 30, 2024, and 2023, the Company issued 0 shares and 18,533,334 shares of restricted common stock for cash of $0 and $110,000, respectively , for additional working capital.

During the three months ended June 30, 2024, and 2023, the Company issued 0 shares and 13,406,313 shares of common stock at fair value of $0 and $385,000, respectively

During the three months ended June 30, 2024, and 2023, the Company repurchased 914,108 shares and 0 shares of common stock at $0.17 per share for a total of $158,473 and $0, respectively, which these shares were cancelled.

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

The following discussion should be read in conjunction with the company’s unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to the Company’s consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Registration Statement filed on Form 10-12g and the Company’s Annual Report filed on Form 10-K for the fiscal year ended March 31, 2024, as well as the Company’s Quarterly report filed on Form 10-Q for the fiscal quarter ended June 30, 2024.

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

Results of Operations

The following tables set forth summarized cost of revenue information for the three months ended June 30, 2024, and 2023:

	For three months ended June 30,
	2024	2023
Revenue	$8,568,918	$219,934
Cost of revenues	2,158,484	71,165
Gross Profit	$6,410,434	$148,769

We had product sales of $8,568,918 and a gross profit of $6,410,434 representing a gross margin of 75% in the fiscal quarter ended June 30, 2024, compared with product sales of $219,934 and a gross profit of $148,769 representing a gross margin of 68% in the fiscal quarter ended June 30, 2023. The revenue increase during the three months ended June 30, 2024, compared with the three months ended June 30, 2023, is primarily due to the acquisition of RxCompound and Peaks – see Item 2 Principal of Consolidation.

Operating Expenses

	For three months ended June 30,
	2024	2023	$ Change	% Change
Labor Expense	3,335,130	5,654	3,329,476	58,887%
Legal and Professional Fees	1,336,560	18,420	1,318,140	7,156%
Bank Charges	288,845	—	288,845	100%
Marketing	211,446	11,376	200,070	1,759%
General and Administrative Expenses	60,596	124,712	(64,116)	(51)%
Rent Expense	42,274	—	42,274	100%
Insurance Expense	35,805	—	35,805	100%
Depreciation and Amortization	30,232	11,585	18,647	61%
Utilities	4,527	—	4,527	100%
Total Expenses	$5,345,416	$171,747	5,173,669	43,349%

Net Operating Income (Loss)	1,065,018	(22,978)	1,087,996	47,349%

Other Income/Expenses:
Other income	13,200	—	13,200	100%
Interest Expense	(1,964)	(12,618)	10,654	(84)%
Net Income (Loss) before taxes	1,076,254	(35,596)	1,165,962	32,755%

Income taxes	—	—	—	—%

Net Income (Loss)	$1,076,254	$(35,596)	1,165,962	32,755%

We are a smaller reporting company, as defined by 17 CFR § 229.10(f)(1). We do not consider the impact of inflation and changing prices as having a material effect on our net sales and revenues and on income from our operations for the previous two years or from continuing operations going forward.

Interest Expense

Interest expense for the quarter ended June 30, 2024, was $1,964 vs $12,618 in the quarter ended June 30, 2023. This 84% reduction of interest expense is attributable to the Company paying off a large portion of its long-term debt.

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

Cash Flow & Assets

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2024, AND 2023

(UNAUDITED)

	As of June 30,
	2024	2023
		(As restated)
ASSETS
Current Assets:
Cash	$1,384,407	$91,989
Accounts Receivable	317,687	—
Deposits	14,451	—
Inventory	239,174	101,807-
Prepaid	123,933	—
Total current assets	2,079,652	193,796

Non-Current Assets:
Property and Equipment, net	216,578	120,399
Right of use asset, net	138,992	194,543
Goodwill	2,302,792	2,302,792
Intangible Assets, net	24,233	133,613
Total Assets	$4,772,247	$2,945,143

LIABILITIES AND EQUITY
Accounts payable	221,030	519,361
Accrued expenses and other payable	1,161,270	111,751
Current portion of operating lease obligations	70,487	46,621
Current portion of loans and obligations	30,592	284,776
Total Current Liabilities	1,483,379	962,509

Long-Term Liabilities:
Lease liability less current maturities	67,524	96,743
Equipment loans and obligations non-current	54,258	204,408
Total Liabilities	1,605,161	1,263,660

Stockholders’ Equity:
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding as of June 30, 2024, and June 30, 2023, respectively	1,000	1,000
Common stock, par value $0.001 per share, 350,000 shares authorized; 300,841,850 and 314,852,083 shares issued and outstanding as of June 30, 2024, and June 30, 2023 respectively	309,068	314,552
Additional paid-in capital	31,435,840	31,766,199
Accumulated deficit	(28,578,822)	(30,400,268)
Total stockholders’ Equity	3,167,086	1,681,483
Total Liabilities and Equity	$4,772,247	$2,945,143

STATEMENT OF CASH FLOWS

FOR THREE MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

	For the three months ended June 30,
	2024	2023
Net cash provided/used in operating activities	$951,185	$(53,768)
Net cash used in investing activities	(99,725)	-
Net cash used/provided in financing activities	(164,774)	110,001
Net increase in cash and cash equivalents	686,686	56.233
Cash and cash equivalents at beginning of the period	697,721	35,756
Cash and cash equivalents at end of the period	$1,384,407	$91,989

The Company had $1,384,407 cash as of June 30, 2024, compared to $91,989 as of June 30, 2023.

Accounts receivable as of June 30, 2024, were $317,687, and 100% is expected to be collected within term.

The Company has made a $14,451 lease security deposit, which is fully refundable at the end of the lease period.

The Company has prepaid its liability insurance for the year totaling $123,933.

The Company’s subsidiaries, Rxcompund and Peaks Curative have made additional capital expenditures as of June 30, 2024, and have a total net balance of $216,578 in property and equipment, versus $120,399 as of June 30, 2023.

As of June 30, 2024, the Company had $239,174 in inventory vs $101,807 as of June 30, 2023.

The Company had a balance of $221,030 in Accounts Payable as of June 30, 2024, compared to $519,361 as of June 30, 2023. 91% of the accounts payable balance on June 30, 2024, was inventory purchased on terms and 9% other payables.

Accrued expenses totaled $1,161,270 as of June 30, 2024, and $111,751 as of June 30, 2023. Most accrued expenses as of June 30, 2024, are attributable to officer compensation.

Long term debt was significantly reduced, as a large portion was paid off as of June 30, 2024.

The Stockholders’ Equity as of June 30, 2024 was $3,167,086, compared to $1,681,483 of Stockholders Equity as of June 30, 2023. This improvement is primarily attributable to the result of operations.

Cash Flow from Operating Activities

Net cash provided by operating activities for the three months ended June 30, 2024, was $951,185, compared to $(53,767) used by the operating activities for the prior year period. The increase in cash flows from the prior year period is primarily driven by the result of operations.

Net cash used in investing activities during the three months ended June 30, 2024, was $(99,725).

Cash Flows from Financing Activities

Net cash used in financing activities during the three months ended June 30, 2024, was $(164,774).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s design and operations of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures were effective as of June 30, 2024.

Management’s Report on Internal Control Over Financial Reporting

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

Based on an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, Company management has concluded that the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act were reasonably effective as of the Evaluation Date, and will continue to improve its internal controls, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control and Financial Reporting

During the quarter ended June 30, 2024, the company has continued to make process improvement changes in the internal control over financial reporting which are reasonably likely to significantly improve the internal control over financial reporting. The impact of these changes made are still under evaluation as of the quarter ended June 30, 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2024, the Company issued 0 shares of its common stock for $0, in transactions that were exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) and/or Rule 506 promulgate under Regulation D. No gain or loss was recognized on the issuances.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

ISSUER REPURCHASES OF EQUITY SECURITIES

During the three months ended June 30, 2024, the Company repurchased 914,108 shares of its common stock for $158,473.39. On June 4, 2024, the Company repurchased 914,108 shares from an investor at $0.1734 per share in cash.

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

EARTH SCIENCE TECH, INC.

Dated: July 29, 2024	By:	/s/ Giorgio R. Saumat
Giorgio R. Saumat
	Its:	CEO and Chairman of the Board

Dated: July 29, 2024	By:	/s/ Ernesto Flores
Ernesto Flores,
	Its:	Chief Financial Officer

