Form 10-Q
period 2024-09-30
Earth Science Tech, Inc.
filed 2024-11-14
CIK 1538495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55000

EARTH SCIENCE TECH, INC.

(Exact name of registrant as specified in its charter)

Florida	80-0931484
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8950 SW 74th CT

Suite 1401

Miami, FL 33156

(Address of principal executive offices) (zip code)

(305) 724-5684

(Registrant’s telephone number, including area code)

8950 SW 74th CT

Suite 101

Miami, FL 33156, USA

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

As of September 30, 2024, there were 303,635,893 Common and 1,000,000 Preferred shares of the registrant’s stock outstanding.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of September 30, 2024	As of March 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$1,532,211	$697,721
Accounts Receivable	203,942	235,423
Deposits	22,608	9,352
Inventory	432,217	315,738
Prepaid	90,110	—
Total current assets	2,281,088	1,258,234

Non-Current Assets:
Property and Equipment, net	216,346	135,352
Right of use asset, net	219,627	156,517
Goodwill	2,302,792	2,302,792
Intangible Assets, net	29,775	28,441
Total Assets	$5,049,628	$3,881,336

LIABILITIES AND EQUITY
Accounts payable	$392,227	$530,724
Accrued expenses and other payable	1,158,238	854,719
Current portion of operating lease obligations	118,227	70,487
Current portion of loans and obligations	30,592	30,592
Total Current Liabilities	1,699,284	1,486,522

Long-Term Liabilities:
Lease liability less current maturities	100,690	84,950
Equipment loans and obligations non-current	48,522	60,559
Total Liabilities	1,848,496	1,632,031
Commitment and Contingencies ( Note 12)
Stockholders’ Equity:
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding as of September 30, 2024, and March 31, 2024, respectively	1,000	1,000
Common stock, par value $0.001 per share, 350,000,000 shares authorized; 303,635,923 and 309,981,819 shares issued and outstanding as of September 30, 2024, and March 31, 2024 respectively	303,636	309,982
Additional paid-in capital	30,676,950	31,593,399
Accumulated deficit	(27,780,454)	(29,655,076)
Total stockholders’ Equity	3,201,132	2,249,305
Total Liabilities and Equity	$5,049,628	$3,881,336

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2024, AND 2023.

(UNAUDITED)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
		(As restated)		(As restated)
Revenue	$8,519,047	$1,927,720	$17,087,965	$2,147,654
Cost of Goods Sold (exclusive of depreciation shown separately below)	2,252,366	746,226	4,410,850	817,391
Gross Profit	6,266,681	1,181,494	12,677,115	1,330,263

Expenses:
Salaries Expense	3,605,954	193,917	6,941,084	258,305
General and Administrative Expense	1,259,422	93,962	2,580,405	161,462
Bank Charges	271,452	—	560,297	—
Marketing	152,520	5,148	363,966	16,524
Legal and Professional Fees	63,259	407,626	181,706	424,546
Insurance Expense	45,021	—	80,826	—
Depreciation and Amortization	33,191	1,097	63,423	64,093
Utilities	6,302	—	10,830	—
Total Expenses	5,437,121	701,750	10,782,537	924,930
Net Operating Income	829,560	479,944	1,894,578	405,333

Other Income/Expenses
Other Income		(452)	13,200	(452)
Interest expense	(2,843)	$(34,911)	(4,807)	$(47,509)
Net Income before taxes	826,717	444,581	1,902,971	357,372

Income Taxes	28,349		28,349	—

Net Income	$798,368	$444,581	$1,874,622	$357,372
Profit/(Loss) per common share-Basic and Diluted	$0.003	$0.001	$0.006	$0.001
Weighted average number of common shares outstanding	306,047,031	314,881,821	307,989,312	314,881,821

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the six months ended September 30, 2024

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2024	309,981,819	309,982	1,000,000	1,000	31,593,399	(29,655,076)	$2,249,305
Common stock buyback	(6,345,896)	(6,346)	—	—	(916,449)	—	$(922,795)
Net Income						1,874,622	$1,874,622
Balance at September 30, 2024	303,635,923	$303,636	1,000,000	$1,000	$30,676,950	$(27,780,454)	$3,201,132

For the three months ended September 30, 2024

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2024	309,067,711	309,068	1,000,000	1,000	31,435,840	(28,578,822)	$3,167,086
Common stock buyback	(5,431,788)	(5,432)	—	—	(758,890)	—	$(764,322)
Net Income						798,368	$798,368
Balance at September 30, 2024	303,635,923	$303,636	1,000,000	$1,000	$30,676,950	$(27,780,454)	$3,201,132

For the six months ended September 30, 2023

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2023 (As restated)	282,611,083	282,612	1,000,000	1,000	31,303,138	(30,467,214)	1,119,535

Common stock issued for cash	18,533,334	18,534			91,467		110,001
Common stock issued for conversion of note payable	13,406,313	13,406			371,594		385,000
Net Profit/(Loss)	—	—	—	—	—	357,372	357,372
Balance at September 30, 2023 (As restated) Note 3	314,550,730	$314,552	1,000,000	$1,000	$31,766,199	$(30,109,842)	$1,971,909

For the three months ended September 30, 2023

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2023 (As restated) Note 3	314,550,730	314,552	1,000,000	1,000	31,766,199	(30,554,423)	$1,527,328
Net Income (Loss)	—	—	—	—	—	444,581	$444,581
Balance at September 30, 2023 (As restated) Note 3	314,550,730	$314,552	1,000,000	$1,000	$31,766,199	$(30,109,842)	$1,971,909

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

FOR SIX MONTHS ENDED SEPTEMBER 30, 2024, AND 2023.

(UNAUDITED)

	2024	2023 (As restated)
Cash flows from operating activities:
Net Income	$1,874,622	$357,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,423	64,093

Changes in operating assets and liabilities:
Accounts Receivable	31,481	(62,860)
Deposits	(13,256)	—
Prepaid expenses and other current assets	(90,110)	—
Inventory	(116,478)	(200,980)
Other current liabilities	—	28,000
Lease Liability, net	(36,814)	(34,094)
Accrued settlement	—	(185,947)
Accounts payable and accrued expenses	165,049	162,326
Net cash provided in operating activities	1,877,917	127,910

Cash flows from investing activities:
Purchases of property and equipment and intangibles	(108,595)	—
Net cash used in investing activities	(108,595)	—

Cash flows from financing activities:
Proceeds from issuance of common stock	—	110,001
Payments on debt obligations	(12,037)	(86,017)
Repurchase of common stock	(922,795)	—
Net Cash provided by (used) in financing activities	(934,832)	23,984
Net increase in cash and cash equivalents	834,490	151,894
Cash and cash equivalents at beginning of the period	697,721	35,756
Cash and cash equivalents at end of the period	$1,532,211	$187,650

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$4,807	—
Cash paid for income taxes	$28,349

Non-Cash Transactions
Initial recognition of right of use asset	$100,294	$-
Common stock issued on conversion of notes payable	$—	$385,000

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

EARTH SCIENCE TECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

These financial statements should be read in conjunction with audited consolidated financial statements and notes.

Note 2 — Summary of Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

These financial statements must be read in conjunction with audited consolidated financial statements and notes thereto which are included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2024 for a broader discussion of the Company’s business and risks inherent in such business. In the opinion of management, all adjustments considered for a fair presentation, consisting solely of normal and recurring adjustments have been made. The results of operations for the three and six months ended September 30, 2024, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2025.

Principles of consolidation

The accompanying consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries RxCompound, Peaks and ESF. All intercompany transactions have been eliminated during consolidation.

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

Carrying value, recoverability, and impairment of long-lived assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. As of September 30, 2024, and 2023 no such impairment was needed.

Cash and cash equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations. As of September 30, 2024, and March 31,2024, the Company held a cash balance of $1,532,211, and $697,721, respectively, the organization’s balances exceeded federally insured limits by approximately $1,282,211 as of September 30, 2024, and $266,090 as of March 31, 2024.

Accounts Receivable.

The Company has adopted the new standard ASC-326- CECL to account for current credit losses. The Company has analyzed its accounts receivable, based on historical and customer experience, economic trends, and future estimates. Accounts receivable are recorded for pharmaceuticals picked up or shipped as of September 30, 2024, and March 31, 2024. Accounts receivables are expected to be collected within twelve months in its entirety, therefore no reserve was necessary.

	As of
	September 30, 2024	March 31, 2024
Accounts Receivable	$203,942	$235,423

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

The Company’s disaggregated revenue by category is as follows:

	For the six months ended September 30,
	2024	2023
Core:
Sale of Pharmaceutical products – RxCompound and Peaks	$16,563,906	$2,147,654
Total core revenue, net	$16,563,906	$2,147,654
Non-Core:
Shipping Income	$524,059	$—
Total revenue, net	$17,087,965	$2,147,654

The Company currently has three large customers, each representing 14%, 12% and 9% of revenue for the six months ended September 30, 2024.

Inventory

The Company has its inventories stated at a lower cost (on first in, first out (FIFO) method) or market value basis. A reserve is established if necessary to reduce excess or obsolete inventories to their realizable value. The stated cost consists of finished products. Reserves, if necessary, are recorded to reduce inventory to market value based on assumptions about consumer demand, current inventory levels and product life cycles for the various inventory items. These assumptions are evaluated annually and are based on the Company’s business plan and on feedback from customers and the product development team. As of September 30, 2024, and March 31, 2024, the inventory reserves were not material. The Company has three main suppliers, that account for 28%, 12% and 8% of the company’s vendor purchases.

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

Net income per common share

The Company follows ASC 260 to account for earnings per share. Basic earnings per common share calculations are determined by dividing net results from operations by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share calculation is determined by dividing net results from operations by the weighted average number of common shares and diluted common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation, for the three and six months ended September 30, 2024 and 2023, the Company did not have any antidilutive equity instruments.

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

Stock based compensation

The Company applies the fair value method of ASC 718, Compensation-Stock Compensation, in accounting for its stock-based compensation. These standards state that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period, if any. The Company uses the Black-Scholes option pricing model to determine the fair value of its stock, stock option and warrant issuance. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a few complex and subjective variables. These variables include the Company’s expected stock price, volatility over the term of the awards, actual employee exercise behaviors, risk-free interest rate and expected dividends. The company has no stock-based commitments outstanding as of September 30, 2024, and March 31, 2024.

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

The fair value of the Company’s debt approximated the carrying value of the Company’s debt as of September 30, 2024, and September 30, 2023. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and terms of debt.

Property and equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. During the three months ended September 30, 2024, RxCompound added various equipment for its operations. Depreciation on equipment is charged using a straight-line method over the estimated useful life of 5 years.

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

Note 3 – Restatement

As of September 30, 2023, the Company’s subsidiary RXCompound carried a goodwill in the amount of $138,312, and it was included in intangible assets, and amortized, such amortization is being reversed, and the below set forth tables reflect the effect in the Company’s Consolidated Balance Sheet, Consolidated Statement of Stockholders’ Equity, and Consolidated Statement of Operations.

Adjustments to Consolidated Balance Sheet as of September 30, 2023

Consolidated Balance Sheet

	As of September 30, 2023
	September 30, 2023, before restatement	Restatement	September 30,2023 after restatement
Total Assets	$3,041,344	$38,269	$3,079,613
Total stockholders’ Equity	1,933,640	38,269	1,971,909

Adjustments to Consolidated Statement of Stockholders’ Equity for the six months ended September 30, 2023

Consolidated Statement of Stockholders’ Equity

	For the six months ended September 30, 2023
	September 30, 2023, before restatement	Restatement	September 30, 2023, after restatement
Accumulated deficit	$(30,148,111)	$38,269	$(30,109,842)
Stockholders’ Equity	1,933,640	38,269	1,971,909

Adjustments to Consolidated Statement of Operations for the six months ended September 30, 2023

Consolidated Statement of Operations

	For the six months ended September 30, 2023
	September 30, 2023, before restatement	Restatement	September 30, 2023, after restatement
Net Income	$354,872	$(2,500)	$357,372

Note 4 - Inventory

The Company has its inventories stated at a lower cost (on first in, first out (FIFO) method) or market value basis. A reserve is established if necessary to reduce excess or obsolete inventories to their realizable value. The stated cost consists of finished products. Reserves, if necessary, are recorded to reduce inventory to market value based on assumptions about consumer demand, current inventory levels and product life cycles for the various inventory items. These assumptions are evaluated annually and are based on the Company’s business plan and on feedback from customers and the product development team. As of September 30, 2024, and March 31, 2024, the inventory reserves were not material. The Company has three main suppliers, that account for 28%, 12% and 8% of the company’s vendor purchases.

	As of
	September 30, 2024	March 31, 2024
Raw materials	$334,312	266,776
Finished goods	97,905	48,962
Inventory	$432,217	$315,738

Note 5 — Property and Equipment

	As of
	September 30, 2024	March 31, 2024
Equipment – cost	$280,197	$176,602
Less: Accumulated depreciation	(63,851)	(41,250)
Property and Equipment, Net	$216,346	$135,352

Depreciation expense for the six months ended September 30, 2024, and September 30, 2023, was $22,601 and $14,370, respectively.

Note 6 — Leases

The Company signed a new 2 -year lease agreement for additional office space located at 8950 SW 74th CT, Miami FL 33156, suite 1401, The lease commencement date is September 15, 2024, with a base monthly rent of $4,078.12.

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

Supplemental balance sheet information related to leases were as follows:

	As of
	September 30, 2024	March 31, 2024
Assets
Right of use asset, net	$219,627	$156,517

Operating lease liabilities
Current	118,227	70,487
Non-current	100,690	84,950
Total Lease Liabilities	$218,917	$155,437

The components of lease cost were as follows:

	For six months ended September 30,
	2024	2023
Depreciation	$37,184	$60,680
Interest on lease obligation	4,807	20,861
Total lease cost	$41,991	$81,541

Lease term and discount rate were as follows:

	For the six months ended September 30,
	2024	2023
Weighted average remaining lease term - Operating leases	2 years	2.75 years

Weighted average discount rate - Operating leases	3%	3%

Note 7 - Intangible Assets

Intangible assets, consisted of the following:

	As of
	September 30, 2024	March 31, 2024
Telemedicine Property	$17,806	$17,806
Web Properties	—	—
Domain	24,323	19,323
Software	—	—

Accumulated Amortization	(12,354)	(8,688)
Net Balance	$29,775	$28,441

Amortization expense for the six months ended September 30, 2024 was $3,666 and $921 for the six months ended September 30, 2023.

Note 8 - Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in the business combinations. On November 08, 2022, the Company acquired 100% of the outstanding equity shares of RxCompoundStore.com, LLC and Peaks Curative, LLC against the share exchange consideration and recognized Goodwill. Restated Financial Statements were issued for year ended March 31, 2023, 10- K Form, to correct Goodwill amortization during the period.

	As of
	September 30, 2024	March 31, 2024
RxCompound and Peaks	$2,302,792	$2,302,792

Total	$2,302,792	$2,302,792

The Company conducted an impairment test as of September 30, 2024, and March 31, 2024, and no indication of impairment was identified

Note 9 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	As of
	September 30, 2024	March 31, 2024
Accounts Payable	$392,227	$530,724
Accrued Expenses and other payable (A)	$1,158,238	$854,719

(A)	Accrued Expenses and other payable

As of September 30, 2024, accrued expenses included approximately; officer compensation of $838,000, insurance payable $72,000, payroll liability $81,000, merchant fees of $93,000, and credit card balance of $66,000, as March 31, 2024, accrued expenses included executive compensation of approximately $650,000, and $68,000 in merchant fees.

Note 10 – Debt

Loans and Notes Payable consisted of the following

Name	Total	Current	Non-Current
As of September 30, 2024
Equipment Finance	$79,114	$30,592	$48,522
As of March 31, 2024
Equipment Finance	$91,151	$30,592	$60,559

No additional debt was incurred during the period.

Note 11 - Related Party Balances and Transactions

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions. Transactions with related parties have been disclosed officer’s compensation notes. Additionally, for the six months ended September 30, 2024 the Company reimbursed Point 96 Consulting LLC for consulting services, marketing, and SG&A in the amount of $439,000.

Officer compensation for the three months ended September 30, 2024 was $2,679,308 and, $5,385,912 for the six months ended September 30, 2024, paid to Point 96 Consulting owned by Giorgio R. Saumat and Tabraue Consulting, owned by Mario Tabraue.

During the three months ended September 30, 2024, the Company paid Avenvi LLC $115,303 for stock repurchases, and for the six months ended September 30, 2024, the Company paid Avenvi LLC $273,776 for stock repurchases.

Note 12 – Commitment and Contingencies

On August 15, 2024, the Board of Directors of Earth Science Tech, Inc., a Florida corporation (the “Company”), approved a new twelve-month Employment Agreement for its officers Giorgio R. Saumat, the Company’s CEO and Chairman of the Board, and Mario G. Tabraue, the Company’s COO and Director of the Board, entered on August 16, 2024. Under the new agreement, the CEO shall receive eighteen percent of the Company’s monthly cash receipts while the COO shall receive twelve percent. Payments will commence on October 1, 2024, and will be based on the preceding month’s cash receipts, provided the Company’s net profit increases quarter over quarter. If the Company fails to increase its net profit, the arrangement must be renegotiated, with no payments made at the beginning of the new quarter. Additionally, the COO has agreed to relinquish all current roles held in the Company’s wholly owned subsidiaries, along with the associated compensation, in order to focus exclusively on his duties as COO. This adjustment reflects the COO’s commitment to the new role and revised scope of responsibilities.

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

Note 13 – Stockholders’ Equity

During the six months ended September 30, 2024, and 2023, the Company did not issue any shares of restricted common stock.

During the six months ended September 30, 2024, and 2023, the Company did not issue any shares of common stock at fair value.

During the six months ended September 30, 2024, and 2023, the Company repurchased 6,345,896 shares and 0 shares of common stock at fair value of $922,795 and $0 respectively.

As of September 30, 2024, the Company has repurchased a total of 11,545,898 shares of its common stock out of its five million dollar common stock repurchase program initiated on January 29, 2024. Repurchases have been made at management’s discretion from time to time through privately negotiated transactions. The repurchase program expires December 31, 2025, but may be suspended for periods or discontinued at any time, and does not obligate the Company to acquire any particular number of shares.

Note 14 – Subsequent Events

On October 1, 2024, Earth Science Tech, Inc., a Florida corporation (the “Company”), completed the acquisition of Avenvi, LLC., (“Avenvi”), a Florida limited liability company owned by Giorgio R. Saumat, as an asset acquisition for a total of $1,058,788., with an initial payment of $258,788, followed by subsequent monthly payments of $200,000 for the next four months. The acquisition encompasses approximately four acres of vacant residential real estate intended for development, one commercial property comprising nearly half an acre featuring a standalone building with five thousand square feet, and cash or cash equivalents held by Avenvi. Visit: avenvi.com.

Related Party Transaction

Giorgio R. Saumat, who currently serves as the Company’s Chief Executive Officer (CEO) and the Chairman of Board, is the seller in this transaction. The transaction was reviewed and approved by the Board of Directors to ensure that the terms were no less favorable to the Company than those that could be obtained from unaffiliated third parties.

On October 3, 2024, the Company completed the acquisition of Mister Meds, LLC, a Texas limited liability company, Owned by Mario G. Tabraue for fifty-four thousand two hundred dollars cash, as an asset acquisition.

Related Party Transaction

Mario G. Tabraue, who currently serves as the Company’s Chief Operations Officer (COO) and is a Director of the Board, is the seller in this transaction. The transaction was reviewed and approved by the Board of Directors to ensure that the terms were no less favorable to the Company than those that could be obtained from unaffiliated third parties.

On October 1, 2024, the company expanded into the pet and wildlife industry by launching Zoolzy, a brand under Peaks Curative, LLC. Zoolzy specializes in providing compounded medications tailored by RxCompoundstore.com, LLC., to the unique health needs of pets and wildlife. Visit: Zoolzy.com

On October 1, 2024, the Company relocated its principal office to 8950 SW 74th CT Suite 1401, Miami, FL 33156. The new office spans approximately one thousand one hundred twenty-five square feet, adding to the existing two thousand five hundred square feet of administrative space. This brings the Company’s total space to around seven thousand one hundred twenty-five total square feet, which includes approximately three thousand one hundred twenty-five square feet of administrative space, about two thousand square feet dedicated to pharmacy operations, and around one thousand five hundred square feet for off-site storage.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following section, Management’s Discussion and Analysis, should be read in conjunction with Earth Science Tech, Inc.’s financial statements and the related notes thereto and contains forward-looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Report on Form 10-Q. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of many factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report filed on Form 10-Q.

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

Results of Operations

The following tables set forth summarized cost of revenue information for the three months ended September 30, 2024, and 2023:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
Revenue	$8,519,047	$1,927,720	$17,087,965	$2,147,654
Cost of Goods Sold	2,252,366	746,226	4,410,850	817,391
Gross Profit	$6,266,681	$1,181,494	$12,677,115	$1,330,263

We had product sales of $8,519,047 and a gross profit of $6,266,681 representing a gross margin of 73% in the fiscal quarter ended September 30, 2024, compared with product sales of $1,927,720 and a gross profit of $1,181,494 representing a gross margin of 61% in the fiscal quarter ended September 30, 2023. The revenue increase during the three months ended September 30, 2024, compared with the three months ended September 30, 2023, is primarily due to an increase of sales through new accounts.

Operating Expenses

	For the three months ended September 30,				For the six months ended September 30,
	2024	2023	change	% change	2024	2023	change	% change
Salaries Expense	3,605,954	193,917	3,412,037	95%	6,941,084	258,305	6,682,779	96%
General and Administrative Expenses	1,259,422	93,962	1,165,460	93%	2,580,405	161,462	2,418,943	94%
Bank Charges	271,452		271,452	100%	560,297	-	560,297	100%
Marketing	152,520	5,148	147,372	97%	363,966	16,524	347,442	95%
Legal and Professional fees	63,259	407,626	(344,367)	-544%	181,706	424,546	(242,840)	-134%
Insurance Expense	45,021		45,021	100%	80,826	-	80,826	100%
Depreciation and Amortization	33,191	1,097	32,094	97%	63,423	64,093	(670)	-1%
Utilities	6,302		6,302	100%	10,830	-	10,830	100%
Total Expenses	5,437,121	701,750	4,735,371	87%	10,782,537	924,930	9,857,607	91%
Net Operating Income	829,560	479,944	349,616	42%	1,894,578	405,333	1,489,245	79%
Other Income/Expenses
Other Income		(452)	452	-100%	13,200	(452)	13,652	103%
Interest Expense	(2,843)	(34,911)	32,068	-1128%	(4,807)	(47,509)	42,702	-888%
Net Income before taxes	826,717	444,581	382,136	46%	1,902,971	357,372	1,545,599	81%
Income Taxes	28,349			100%	28,349	-	28,349	100%
Net Income	$798,368	$444,581	353,787	44%	$1,874,622	$357,372	1,517,250	81%

For the three months ended September 30, 2024, Salaries expense increased to $3,605,954, this is attributable to the rapid growth the Company has experienced, hence the necessity to hire new employees, and the executive team’s new compensation agreement has been put in place.

General and administrative expenses increase from $93,962 for the three months ended September 30, 2023, to $1,259,422, this is due to the area managers fees to support clients out of state , for the six months ended September 30, 2024 increased from $161,462 to $2,580,405.

Bank charges for the three months ended September 30, 2024, totalled $271,452, this is directly related to credit card processing fees.

Marketing expenses totaled $152,520 for the three months ended September 30, 2024, and $5,148 for three months ended on September 30, 2023, this increase had been contemplated by management as part of the strategic plan to increase sales, for the six months ended September 30, 2024 marketing expense was $363,966 versus $16,524 in 2023.

Legal and professional fees totaled $63,259 for the three months ended September 30, 2024, and $407,626 for the three months ended September 30, 2023.

We are a smaller reporting company, as defined by 17 CFR § 229.10(f)(1). We do not consider the impact of inflation and changing prices as having a material effect on our net sales and revenues and on income from our operations for the previous two years or from continuing operations going forward.

Interest Expense

Interest expense for the three months ended September 30, 2024, was $2,843 vs $34,911 in the three months ended September 30, 2023. This 92% reduction of interest expense is attributable to the Company paying off a large portion of its long-term debt.

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

5

Assets and Cash Flows

	As of September 30, 2024	As of March 31, 2024
	(Unaudited)	Audited
ASSETS
Current Assets	2,281,088	1,258,234
Total Assets	$5,049,628	$3,881,336
Total Liabilities	1,848,496	1,632,031

	For the six months ended September 30,
	2024	2023
Net cash provided by operating activities	$1,877,917	$127,910
Net cash used in investing activities	(108,595)	—
Net cash used/provided by financing activities	(934,832)	23,984
Net increase in cash and cash equivalents	834,490	151,894
Cash and cash equivalents at beginning of the period	697,721	35,756
Cash and cash equivalents at end of the period	$1,532,211	$187,650

The Company had $1,532,211 cash as of September 30, 2024, compared to $187,650 as of September 30, 2023.

Accounts receivable as of September 30, 2024, were $203,942, and 100% is expected to be collected within term.

The Company has made a $22,608 lease security deposit, which is fully refundable at the end of the lease period.

The Company has prepaid its liability insurance for the year totaling $90,110.

The Company’s subsidiaries, RxCompound and Peaks Curative have made additional capital expenditures as of September 30, 2024, and have a total net balance of $216,346 in property and equipment, versus $135,352 as of March 31, 2024.

As of September 30, 2024, the Company had $482,217 in inventory vs $315,738 as of March 31, 2024.

The Company had a balance of $392,227 in Accounts Payable as of September 30, 2024, compared to $530,724 as of March 31, 2024.

Accrued expenses totaled $1,158,238 as of September 30, 2024, and $854,719 as of March 31, 2024. Most accrued expenses as of September 30, 2024, are attributable to officer compensation.

The Stockholders’ Equity as of September 30, 2024, was $3,201,132, compared to $2,249,305 of Stockholders Equity as of March 31, 2024. This improvement is primarily attributable to the results of operations.

Cash Flow from Operating Activities

Net cash provided by operating activities for the six months ended September 30, 2024, was $1,877,917, compared to $127,909 provided by operating activities for the prior year period. The increase in cash flows from the prior year period is primarily driven by the results of operations.

Net cash from investing activities during the six months ended September 30, 2024, was $108,595.

Cash Flows from Financing Activities

Net cash used in financing activities during the six months ended September 30, 2024, was 934,832, of which $922,795 was repurchased of shares.

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s design and operations of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures were effective as of September 30, 2024.

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

Based on an evaluation under the supervision of and with the participation of, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, Company management has concluded that the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act was reasonably effective as of the Evaluation Date, and will continue to improve, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control and Financial Reporting

During the quarter ended September 30, 2024, the company has continued to make process improvement changes in the internal control over financial reporting which are reasonably likely to significantly improve the internal control over financial reporting. The impact of these changes made is still under evaluation as of the quarter ended September 30, 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2024, the Company issued 0 shares of its common stock for $0, in transactions that were exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) and/or Rule 506 promulgate under Regulation D. No gain or loss was recognized on the issuances.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

ISSUER REPURCHASES OF EQUITY SECURITIES

During the six months ended September 30, 2024, the Company repurchased 6,345,896 shares of its common stock for $922,795 in private transactions through Stock Purchase Agreements with certain shareholders. On June 4, 2024, the Company repurchased 914,108 shares from an investor at $0.1734 per share in cash. On July 1, 2024, the Company repurchased 725,727 shares from an investor at $0.2346 per share. On July 9,2024, the Company repurchased 17,000 shares from an investor at $0.28 per share. On July 11 ,2024, the Company repurchased 70,000 shares from an investor at $0.13 per share. On July 26, 2024, the Company repurchased 1,500,000 shares from an investor at $0.13 per share. On August 6, 2024, the Company repurchased 2,500,000 shares from an investor at $0.105 per share. On August 6, 2024, the Company repurchased 70,000 shares from an investor at $0.105 per share. On August 27, 2024, the Company repurchased 549,061 shares from an investor at $0.21 per share.

During the three months ended September 30, 2024, the Company repurchased 5,431,788 shares of its common stock for $764,315.60, in private transactions through Stock Purchase Agreements with certain shareholders. On July 1, 2024, the Company repurchased 725,727 shares from an investor at $0.2346 per share. On July 9, 2024, the Company repurchased 17,000 shares from an investor at $0.28 per share. On July 11, 2024, the Company repurchased 70,000 shares from an investor at $0.13 per share. On July 26, 2024, the Company repurchased 1,500,000 shares from an investor at $0.13 per share. On August 6, 2024, the Company repurchased 2,500,000 shares from an investor at $0.105 per share. On August 6, 2024, the Company repurchased 70,000 shares from an investor at $0.105 per share. On August 27, 2024, the Company repurchased 549,061 shares from an investor at $0.21 per share.

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

EARTH SCIENCE TECH, INC.

Dated: November 14, 2024	By:	/s/ Giorgio R. Saumat
Giorgio R. Saumat
	Its:	CEO and Chairman of the Board

Dated: November 14, 2024	By:	/s/ Ernesto Flores
Ernesto Flores,
	Its:	Chief Financial Officer

