Form 10-Q
period 2024-12-31
Earth Science Tech, Inc.
filed 2025-02-14
CIK 1538495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55000

EARTH SCIENCE TECH, INC.

(Exact name of registrant as specified in its charter)

Florida	45-4267181
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of February 01, 2025, there were 302,664,571 Common and 1,000,000 Preferred shares of the registrant’s stock outstanding.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of December 31, 2024	As of March 31, 2024
ASSETS
Current Assets:
Cash	$522,239	$697,721
Accounts Receivable	164,221	235,423
Equity Investments at fair value	1,100,773	-
Inventory	137,557	315,738
Deposits	32,608	9,352
Prepaid	47,967	-
Total current assets	2,005,365	1,258,234

Non-Current Assets:
Property and Equipment, net	1,123,243	135,352
Right of use asset, net	189,871	156,517
Goodwill	2,302,792	2,302,792
Intangible Assets, net	86,743	28,441
Total Assets	$5,708,014	$3,881,336

LIABILITIES AND EQUITY
Accounts payable	$46,292	$530,724
Accrued expenses and other payable	1,394,754	854,719
Current portion of operating lease obligations	118,227	70,487
Current portion of loans and obligations	755,319	30,592
Total Current Liabilities	2,314,592	1,486,522

Long-Term Liabilities:
Lease liability less current maturities	70,190	84,950
Equipment loans and obligations non-current	42,785	60,559
Total Liabilities	2,427,567	1,632,031
Commitment and Contingencies ( Note 12)
Stockholders’ Equity:
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding as of December 31, 2024, and March 31, 2024, respectively	1,000	1,000
Common stock, par value $0.001 per share, 350,000,000 shares authorized; 302,664,571 and 309,981,819 shares issued and outstanding as of December 31, 2024, and March 31, 2024, respectively	302,665	309,982
Additional paid-in capital	30,550,825	31,593,399
Accumulated deficit	(27,574,043)	(29,655,076)
Total stockholders’ Equity	3,280,447	2,249,305
Total Liabilities and Equity	$5,708,014	$3,881,336

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THREE AND NINE MONTHS ENDED DECEMBER 31, 2024, AND 2023.

(UNAUDITED)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
		(As restated)		(As restated)
Revenue	$7,352,635	$3,790,112	$24,440,600	$5,937,766
Cost of goods sold	2,265,762	1,413,414	6,676,612	2,230,805
Gross Profit	5,086,873	2,376,698	17,763,988	3,706,961

Expenses:
Salaries expenses	3,297,826	570,798	10,372,308	829,103
General and administrative expense	809,850	1,496,708	3,455,474	2,012,669
Marketing	346,109	3,062	511,455	19,586
Bank charges	210,549	-	770,849	-
Insurance expense	79,569	-	160,395	-
Legal and professional fees	61,540	27,135	243,245	97,181
Depreciation and amortization	44,778	47,964	108,201	112,058
Utilities	10,426	-	21,257	-
Total Expenses	4,860,647	2,145,667	15,643,184	3,070,597
Other Income/Expenses
Net realized gain on sale of investments	174,613	-	174,613	-
Dividend income	9,123	-	9,123	-
Unrealized loss of fair value changes of investments	(197,277)	-	(197,277)	-
Other Income	16	8,250	13,216	7,798
Interest expense	(6,290)	$(13,838)	(11,097)	$(61,347)
Net Income before taxes	206,411	225,443	2,109,382	582,815
Income Taxes	-	-	28,349	-

Net Income	$206,411	$225,443	$2,081,033	$582,815
Profit/(Loss) per common share-Basic and Diluted	$0.001	$0.0007	$0.007	$0.002

Weighted average number of common shares outstanding basic and diluted	302,885,823	315,181,821	306,278,469	315,181,821

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the nine months ended December 31, 2024

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2024	309,981,819	$309,982	1,000,000	$1,000	$31,593,399	$(29,655,076)	$2,249,305
Common stock buyback	(7,317,248)	(7,317)	-	-	(1,042,574)	-	$(1,049,891)
Net Income						2,081,033	$2,081,033
Balance at December 31, 2024	302,664,571	$302,665	1,000,000	$1,000	$30,550,825	$(27,574,043)	$3,280,447

For the three months ended December 31, 2024

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2024	303,635,923	$303,636	1,000,000	$1,000	$30,676,950	$(27,780,454)	$3,201,132
Common stock buyback	(971,352)	(971)	-	-	(126,125)	-	$(127,096)
Net Income						206,411	$206,411
Balance at December 31, 2024	302,664,571	$302,665	1,000,000	$1,000	$30,550,825	$(27,574,043)	$3,280,447

For the nine months ended December 31, 2023

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2023 (As restated)	282,611,083	$282,612	1,000,000	$1,000	$31,303,138	$(30,467,214)	$1,119,536

Common stock issued for cash	18,533,334	18,534	-	-	91,467		110,001
Common stock issued for services	300,000	300	-	-	-	-	300
Common stock issued for conversion of note payable	13,406,313	13,406	-	-	371,594	-	385,000
Net Profit/(Loss)	-	-	-	-	-	582,815	582,815
Balance at December 31, 2023 (As restated) Note 3	314,850,730	$314,852	1,000,000	$1,000	$31,766,199	$(29,884,399)	$2,197,652

For the three months ended December 31, 2023

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2023 (As restated) Note 3	314,550,730	$314,552	1,000,000	$1,000	$31,766,199	$(30,109,842)	$1,971,909
Common stock issued for services	300,000	300	-	-	-	-	300
Net Income (Loss)	-	-	-	-	-	225,443	$225,443
Balance at December 31, 2023 (As restated) Note 3	314,850,730	$314,852	1,000,000	$1,000	$31,766,199	$(29,884,399)	$2,197,652

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

FOR NINE MONTHS ENDED DECEMBER 31, 2024, AND 2023.

(UNAUDITED)

	2024	2023 (As restated)
Cash flows from operating activities:
Net Income	$2,081,033	$582,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,201	112,058
Stock based compensation	-	300
Unrealized loss on investments	197,277	-
Realized gain on sale of investments	(174,613)	-

Changes in operating assets and liabilities:
Accounts receivable	71,202	(112,826)
Deposits	(23,256)	-
Prepaid expenses and other current assets	(47,967)	-
Inventory	178,181	(385,223)
Other current liabilities	-	35,000
Lease liability, net	(67,314)	(51,141)
Accrued settlement	-	(310,947)
Accounts payable and accrued expenses	55,603	437,244
Net cash provided by operating activities	2,378,347	307,280

Cash flows from investing activities:
Purchases of property and equipment and intangibles	(457,030)	-
Purchase of investments	(2,912,641)	-
Sale of investments	1,976,028	-
Cash used for asset acquisitions loan unpaid balance	(417,248)	-
Net cash used in investing activities	(1,810,891)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	110,001
Payments on loans and obligations	(17,771)	(247,319)
Proceeds from loan payable	324,724	-
Repurchase of common stock	(1,049,891)	-
Net Cash provided by (used) in financing activities	(742,938)	(137,318)
Net increase (decrease) in cash and cash equivalents	(175,482)	169,962
Cash and cash equivalents at beginning of the period	697,721	35,756
Cash and cash equivalents at end of the period	$522,239	$205,718

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$11,097	-
Cash paid for income taxes	$28,349	-
Non-Cash Transactions
Initial recognition of right of use asset	$100,294	$-
Common stock issued on conversion of notes payable	$-	$385,000
Short term loan for asset acquisition	$400,000	$-

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

EARTH SCIENCE TECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(UNAUDITED)

Note 1 — Organization and Nature of Operations

Earth Science Tech, Inc. (“ETST” or the “Company”) was incorporated under the laws of the State of Nevada on April 23, 2010. The Company subsequently changed its domicile to the State of Florida on June 27, 2022. As of October 1, 2024, The Company operates as a strategic holding company, focused on value creation through the acquisition, operational optimization, and management of its operating businesses. The company executes this strategy via its wholly-owned subsidiaries: RxCompoundStore.com, LLC. (RxCompound”), MisterMeds, LLC. (“MisterMeds”), Peaks Curative, LLC. (“Peaks”), Avenvi, LLC. (“Avenvi”), and Earth Science Foundation, Inc. (“EST”).

RxCompound, based in Miami, Florida, is a fully licensed compounding pharmacy, currently authorized to fulfill prescriptions in Delaware, Florida, Pennsylvania, New York, Arizona, New Jersey, Wisconsin, Minnesota, Rhode Island, Utah, Georgia, Nevada, Massachusetts, Missouri, Iowa, Maryland, Ohio, Colorado, North Carolina, Maine, Indiana, Illinois, and Puerto Rico. The company compounds both sterile and non-sterile medications. The company is actively pursuing licensure in the remaining states where it is not yet approved to ship prescriptions.

Mister Meds, acquired on October 1, 2024 from a related party, and located in Abilene, Texas, is in the process of obtaining full licensure as a compounding pharmacy. The company is projected to begin operations in the first quarter of 2025. The pharmacy will feature a state-of-the-art sterile room, equipped with both positive and negative pressure capabilities, as well as hazardous compounding facilities. It will operate from a 5,000 sq. ft. facility owned by Avenvi LLC, a related party. Additionally, Mister Meds plans to apply for state licenses in markets where RxCompoundStore.com is not yet licensed.

Peaks is a telemedicine referral platform that facilitates asynchronous consultations for Peaks-branded compounded medications prepared at RxCompoundStore.Com and Mister Meds. The platform is currently operational in states where RxCompoundStore.com and Mister Meds are licensed. Through the development of its own network of healthcare providers via MyOnlineConsultation.com, as well as the continued expansion of state licensure for RxCompoundStore.com and Mister Meds, Peaks plans to extend its services to all 50 states. The company also recently expanded into the Animal market with the acquisition of Zoolzy.Com.

Avenvi acquired from a related party, a diversified company with expertise across various segments of the real estate industry. The company has developed a robust portfolio of real estate assets, primed for development, and provides financing solutions to purchasers of properties developed by Avenvi. This strategic positioning allows Avenvi to engage in the real estate market at every stage, from identifying development opportunities to facilitating end-user property acquisitions. In addition, Avenvi manages investments for ETST and oversees the ongoing $5 million share repurchase program.

EST. is a 501(c)(3) non-profit organization and a favored entity of ETST. Incorporated on February 11, 2019, the Foundation is established to receive grants and donations to support individuals in need of financial assistance for prescription costs at both RxCompoundStore.com and Mister Meds.

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

These financial statements must be read in conjunction with audited consolidated financial statements and notes thereto which are included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2024 for a broader discussion of the Company’s business and risks inherent in such business. In the opinion of management, all adjustments considered for a fair presentation, consisting solely of normal and recurring adjustments have been made. The results of operations for the three and nine months ended December 31, 2024 are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2025.

Principles of consolidation

The accompanying consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries RxCompoundstore.com LLC, Peaks Curative, LLC ,ESF, Avenvi LLC, and Mister Meds, LLC. All intercompany transactions have been eliminated during consolidation.

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

Carrying value, recoverability, and impairment of long-lived assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. As of December 31, 2024, and March 31, 2024, no such impairment was needed.

Cash and cash equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations. As of December 31, 2024, and March 31,2024, the Company held a cash balance of $522,239 and $697,721, respectively, the organization’s balances exceeded federally insured limits by $102,218 as of December 31, 2024, and $266,090 as of March 31, 2024.

Accounts Receivable.

The Company follows ASC-326- CECL, Financial Instruments-Credit Losses to account for current credit losses. The Company has analyzed its accounts receivable, based on historical and customer experience, economic trends, and future estimates. Accounts receivables are recorded for pharmaceuticals picked up or shipped as of December 31, 2024, and March 31, 2024. Accounts receivables are expected to be collected within twelve months in its entirety, therefore no reserve was necessary.

	As of
	December 31, 2024	March 31, 2024
Accounts Receivable	$164,221	$235,423

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

Equity investments at fair value

The Company accounted for equity securities using the trading method under ASU 2016-01, Recognition and Measurement of Financial assets and Financial Liabilities, securities are reported at fair value, and valuation changes directly recorded in current period earnings, impacting net income.

As of December 31, 2024
Cost Basis	$1,298,050
Unrealized gain/(loss)	(197,277)
Equity securities - Fair value	$1,100,773

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by category — core and non-core, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s disaggregated revenue by category is as follows:

	For the nine months ended December 31,
	2024	2023
Core:
Sale of Pharmaceutical products – RxCompound and Peaks	$23,916,541	$5,937,766
Total core revenue, net	$23,916,541	$5,937,766
Non-Core:
Shipping income	524,059	-
Total revenue, net	$24,440,600	$5,937,766

During the three and nine months ended December 31, 2024 the Company had a net realized gain on sales of investments of $174,613 and $9,123 in dividend income.

The Company currently has three large customers, each representing 16%, 11% and 9% of revenue for the nine months ended December 31, 2024.

Inventory

The Company has its inventories stated at a lower cost (on first in, first out (FIFO) method) or market value basis. A reserve is established if necessary to reduce excess or obsolete inventories to their realizable value. The stated cost consists of finished products. Reserves, if necessary, are recorded to reduce inventory to market value based on assumptions about consumer demand, current inventory levels and product life cycles for the various inventory items. These assumptions are evaluated annually and are based on the Company’s business plan and on feedback from customers and the product development team. As of December 31, 2024, and March 31, 2024, the inventory reserves were not material. The Company has three main suppliers, that account for 24%, 13% and 7% of the company’s vendor purchases.

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

Net income per common share

The Company follows ASC 260 to account for earnings per share. Basic earnings per common share calculations are determined by dividing net results from operations by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share calculation is determined by dividing net results from operations by the weighted average number of common shares and diluted common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. for the three and nine months ended December 31, 2024 and 2023, the Company did not have any antidilutive equity instruments.

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

Stock based compensation

The Company applies the fair value method of ASC 718, Compensation-Stock Compensation, in accounting for its stock-based compensation. These standards state that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period, if any. The Company uses the Black-Scholes option pricing model to determine the fair value of its stock, stock option and warrant issuance. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a few complex and subjective variables. These variables include the Company’s expected stock price, volatility over the term of the awards, actual employee exercise behaviors, risk-free interest rate and expected dividends. The company has no stock-based commitments outstanding as of December 31, 2024, and March 31, 2024.

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

The fair value of the Company’s debt approximated the carrying value of the Company’s debt as of December 31, 2024, and March 31, 2024. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and terms of debt.

Property and equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. During the three and nine months ended December 31, 2024, RxCompound added various equipment for its operations. Depreciation on equipment is charged using a straight-line method over the estimated useful life of 5 years.

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

Note 3 – Restatement

As of December 31, 2023, the Company’s subsidiary RXCompound carried a goodwill in the amount of $138,312, and it was included in intangible assets, and amortized, such amortization is being reversed, and the below set forth tables reflect the effect in the Company’s Consolidated Balance Sheet, Consolidated Statement of Stockholders’ Equity, and Consolidated Statement of Operations.

Adjustments to Consolidated Balance Sheet as of December 31, 2023

Consolidated Balance Sheet

	As of December 31, 2023
	December 31, 2023, before restatement	Restatement	December 31, 2023, after restatement
Total Assets	$3,245,655	$38,269	$3,283,924
Total stockholders’ Equity	2,159,383	38,269	2,197,652

Adjustments to Consolidated Statement of Stockholders’ Equity for the six months ended December 31, 2023

Consolidated Statement of Stockholders’ Equity

	For the nine months ended December 31, 2023
	December 31, 2023, before restatement	Restatement	December 31, 2023, after restatement
Accumulated deficit	$(29,922,668)	$38,269	$(29,884,399)
Stockholders’ Equity	2,159,383	38,269	2,197,652

Adjustments to Consolidated Statement of Operations for the nine months ended December 31, 2023

Consolidated Statement of Operations

	For the nine months ended December 31, 2023
	December 31, 2023, before restatement	Restatement	December 31, 2023, after restatement
Net Income	$580,315	$2,500	$582,815

Note 4 - Inventory

The Company has its inventories stated at a lower cost (on first in, first out (FIFO) method) or market value basis. A reserve is established if necessary to reduce excess or obsolete inventories to their realizable value. The stated cost consists of finished products. Reserves, if necessary, are recorded to reduce inventory to market value based on assumptions about consumer demand, current inventory levels and product life cycles for the various inventory items. These assumptions are evaluated annually and are based on the Company’s business plan and on feedback from customers and the product development team. As of December 31, 2024, and March 31, 2024, the inventory reserves were not material. The Company has three main suppliers, that account for 24%, 13% and 7% of the company’s vendor purchases.

	As of
	December 31, 2024	March 31, 2024
Raw materials	$104,961	266,776
Finished goods	32,596	48,962
Inventory	$137,557	$315,738

Note 5 — Property and Equipment

	As of
	December 31, 2024	March 31, 2024
Land	$254,910	$—
Building	329,647	—
Equipment – cost	$614,996	$176,602
Less: Accumulated depreciation	(76,310)	(41,250)
Property and Equipment, Net	$1,123,243	$135,352

Depreciation expense for the nine months ended December 31, 2024, and December 31, 2023, was $35,090 and $28,743, respectively.

Note 6 — Leases

The Company signed a new 2 -year lease agreement, for additional office space located at 8950 SW 74th CT, Miami FL 33156, suite 1401, The lease commencement date is September 15, 2024, with a base monthly rent of $4,781.2.

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

Supplemental balance sheet information related to leases were as follows:

	As of
	December 31, 2024	March 31, 2024
Assets
Right of use asset, net	$189,871	$156,517

Operating lease liabilities
Current	118,227	70,487
Non-current	70,190	84,950
Total Lease Liabilities	$188,417	$155,437

The components of lease cost were as follows:

	For nine months ended December 31,
	2024	2023
Depreciation	$66,940	$30,873
Interest on lease obligation	3,757	3,828
Total lease cost	$70,697	$34,701

Lease term and discount rate were as follows:

	For the nine months ended September 30,
	2024	2023
Weighted average remaining lease term - Operating leases	1.75 years	2.75 years

Weighted average discount rate - Operating leases	3%	3%

Note 7 - Intangible Assets

Intangible assets, consisted of the following:

	As of
	December 31, 2024	March 31, 2024
Telemedicine Property	$17,806	$17,806
Web Properties	7,433	—
Domain	41,386	19,323
Software	35,000	—
Accumulated Amortization	(14,882)	(8,688)
Net Balance	$86,743	$28,441

Amortization expense for the nine months ended December 31, 2024, was $6,194 and $4,412 for the nine months ended December 31, 2023.

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

	As of
	December 31, 2024	March 31, 2024
RxCompound and Peaks	$2,302,792	$2,302,792

Total	$2,302,792	$2,302,792

The Company conducted an impairment test as of December 31, 2024, and March 31, 2024, and no indication of impairment was identified.

Note 9 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	As of
	December 31, 2024	March 31, 2024
Accounts Payable	$46,292	$530,724
Accrued Expenses and other payable (A)	$1,394,754	$854,719

(A)	Accrued Expenses and other payable

As of December 31, 2024, accrued expenses included approximately; officer compensation of $1,106,000, insurance payable $15,000, payroll liability $100,000, merchant fees of $55,000, and credit card balance of $99,000. As March 31, 2024, accrued expenses included approximately $650,000 and $68,000 in merchant fees.

Note 10 – Debt

Loans and Notes Payable consisted of the following

Name	Total	Current	Non-Current
As of December 31, 2024
Equipment Finance	$73,377	$30,592	$42,785
Short term loan	724,727	724,727	-
As of March 31, 2024
Equipment Finance	$91,151	$30,592	$60,559

The Company entered into an agreement on October 1st, 2024, to acquire Avenvi, LLC, owned by Giorgio R. Saumat. The Company agreed to make a down payment, and four monthly installments of $200,000 with no interest, of which $400,000 were outstanding as of December 31, 2024. The total amount is due by February 2025, $100,000 is outstanding as of today.

The Company obtained a $324,724 short term loan from Charles Schwab, which allows the Company to purchase equity positions, with funds from sold positions that have not been cleared.

Note 11 - Related Party Balances and Transactions

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions. Transactions with related parties have been disclosed officer’s compensation notes.

Officer compensation of approximately $7,700,000 was incurred during the nine months ended December 31, 2024, paid to Point 96 Consulting owned by Giorgio R. Saumat and Tabraue Consulting, owned by Mario Tabraue.

The Company purchased other entities from related parties. See Note 14.

Note 12 – Commitment and Contingencies

On December 30, 2024, the Company’s CEO and COO amended the Employment Agreement originally dated August 26, 2024. Under the amended terms, the CEO will receive a monthly salary of two hundred thousand dollars, and the COO will receive a monthly salary of one hundred fifty thousand dollars, effective January 1, 2025. In addition to their base salaries and in lieu of stock compensation (which the Company does not offer), both the CEO and COO will be eligible for quarterly performance bonuses. The CEO will receive a bonus equal to ten percent of the Company’s revenue for the preceding quarter, while the COO will receive a bonus equal to seven percent. These bonuses are contingent upon the Company’s assets increasing by at least five percent quarter-over-quarter.

The Company follows ASC 450, Contingencies, to account for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. This may result in contingent liabilities that are required to be accrued or disclosed in the financial statements. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Note 13 – Stockholders’ Equity

During the nine months ended December 31, 2024, and 2023, the Company did not issue any shares of restricted common stock.

During the nine months ended December 31, 2024, and 2023, the Company issued 0 and 18,533,334 shares respectively of common stock at fair value.

During the three months ended December 31, 2024, and 2023, the Company issued 0 and 300,000 shares respectively of common stock at par value for services.

During the nine months ended December 31, 2024, and 2023, the Company repurchased 7,317,248 shares and 0 shares of common stock at fair value of $1,049,891 and $0 respectively.

Note 14 – Acquisitions

Mister Meds was acquired for a total of $54,220 on October 1, 2024, and Avenvi, LLC acquired for $1,058,788, total consideration and assets acquired between the two entities was $1,113,008, which included a $400,000 short term loan. The Company followed the guidelines under ASC 805, Business Combinations, the transaction was accounted for as asset acquisition, no goodwill was recognized from the transactions, since the fair value of the assets was the purchase price for both entities.

Mister Meds is in the process of obtaining full licensure as a compounding pharmacy. The company is projected to begin operations in the first quarter of 2025. The pharmacy will feature a state-of-the-art sterile room, equipped with both positive and negative pressure capabilities, as well as hazardous compounding facilities. It will operate from a 5,000 sq. ft. facility owned by Avenvi LLC, a related party. Additionally, Mister Meds plans to apply for state licenses in markets where RxCompoundStore.com is not yet licensed.

Avenvi is a diversified company with expertise across various segments of the real estate industry. The company has developed a robust portfolio of real estate assets, primed for development, and provides financing solutions to purchasers of properties developed by Avenvi. This strategic positioning allows Avenvi to engage in the real estate market at every stage, from identifying development opportunities to facilitating end-user property acquisitions. In addition, Avenvi manages investments for ETST and oversees the ongoing $5 million share repurchase program.

Assets acquired from Avenvi LLC and Mister Meds.

Cash	$295,760
Investments	186,824
Property and equipment	600,951
Intangibles assets	29,473
Total assets acquired	$1,113,008
Purchase price	$1,113,008

Note 15 – Subsequent Events

On January 30, 2025, Company” entered into an acquisition agreement with Las Villas Healthcare, LLC. and Doconsultations.com, LLC., both Florida limited liability companies (together, the “Targets”). Under the terms of the agreement, the Company will acquire one hundred percent of the Targets for a total of four hundred thousand dollars. At the time of execution, the Company will make an upfront payment of fifty thousand dollars. The remaining balance of three hundred fifty thousand dollar will be paid at closing, which will occur after a ninety-day due diligence period.

On January 30, 2025, the Company, entered into an acquisition agreement with Magnefuse, LLC and Alicat, LLC, both Florida limited liability companies (together, the “Targets”). Under the terms of the agreement, the Company will acquire eighty percent of the Targets for a total of two hundred forty thousand five hundred dollars. At the time of execution, the Company will make an upfront payment of two hundred ten thousand five hundred dollars. The remaining balance of thirty thousand dollar will be paid at closing, which will occur after a ninety-day due diligence period. The Company will also have the option to purchase the remaining twenty percent ownership of the Targets for up to two years following the closing. The purchase price will be based on a valuation of two times the Targets’ revenue at the time of the transaction.

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

The following discussion should be read in conjunction with the company’s unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to the Company’s consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Registration Statement filed on Form 10-12g and the Company’s Annual Report filed on Form 10-K for the fiscal year ended March 31, 2024, as well as the Company’s Quarterly report filed on Form 10-Q for the fiscal quarter ended December 31, 2024.

OVERVIEW

The Company operates as a strategic holding company, focused on value creation through the acquisition, operational optimization, and management of its operating businesses. The company executes this strategy via its wholly-owned subsidiaries: RxCompoundStore.com, LLC. (RxCompound”), MisterMeds, LLC. (“MisterMeds”), Peaks Curative, LLC. (“Peaks”), Avenvi, LLC. (“Avenvi”), and Earth Science Foundation, Inc. (“EST”).

RxCompound, based in Miami, Florida, is a fully licensed compounding pharmacy, currently authorized to fulfill prescriptions in Delaware, Florida, Pennsylvania, New York, Arizona, New Jersey, Wisconsin, Minnesota, Rhode Island, Utah, Georgia, Nevada, Massachusetts, Missouri, Iowa, Maryland, Ohio, Colorado, North Carolina, Maine, Indiana, Illinois, and Puerto Rico. The company compounds both sterile and non-sterile medications. The company is actively pursuing licensure in the remaining states where it is not yet approved to ship prescriptions.

Mister Meds, acquired on October 1, 2024, and located in Abilene, Texas, is in the process of obtaining full licensure as a compounding pharmacy. The company is projected to begin operations in the first quarter of 2025. The pharmacy will feature a state-of-the-art sterile room, equipped with both positive and negative pressure capabilities, as well as hazardous compounding facilities. It will operate from a 5,000 sq. ft. facility owned by Avenvi. Additionally, Mister Meds plans to apply for state licenses in markets where RxCompoundStore.com is not yet licensed.

Peaks is a telemedicine referral platform that facilitates asynchronous consultations for Peaks-branded compounded medications prepared at RxCompoundStore.Com and Mister Meds. The platform is currently operational in states where RxCompoundStore.com and Mister Meds are licensed. Through the development of its own network of healthcare providers via MyOnlineConsultation.com, as well as the continued expansion of state licensure for RxCompoundStore.com and Mister Meds, Peaks plans to extend its services to all 50 states. The company also recently expanded into the Animal market with the acquisition of Zoolzy.Com.

Avenvi is a diversified company with expertise across various segments of the real estate industry. The company has developed a robust portfolio of real estate assets, primed for development, and provides financing solutions to purchasers of properties developed by Avenvi. This strategic positioning allows Avenvi to engage in the real estate market at every stage, from identifying development opportunities to facilitating end-user property acquisitions. In addition, Avenvi manages investments for ETST and oversees the ongoing $5 million share repurchase program.

EST. is a 501(c)(3) non-profit organization and a favored entity of ETST. Incorporated on February 11, 2019, the Foundation is established to receive grants and donations to support individuals in need of financial assistance for prescription costs at both RxCompoundStore.com and Mister Meds.

Results of Operations

The following tables set forth summarized cost of revenue information for the three months ended December 31, 2024, and 2023:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
Revenue	$7,352,635	$3,790,112	$24,440,600	$5,937,766
Cost of Goods Sold	2,265,762	1,413,414	6,676,612	2,230,805
Gross Profit	$5,086,873	$2,376,698	$17,763,988	$3,706,961

We had product sales of $7,352,635 and a gross profit of $5,086,873 representing a gross margin of 69% in the three months ended December 31, 2024, compared with product sales of $3,790,112 and a gross profit of $3,706,961 representing a gross margin of 63% during the three months ended December 31, 2023. The revenue increase during the three months ended December 31, 2024, compared with the three months ended December 31, 2023, is primarily due to an increase marketing campaigns and addition of sales personnel.

Operating Expenses

	For the three months ended December 31,				For the nine months ended December 31,
	2024	2023	change	% change	2024	2023	change	% change
Labor Expense	$3,297,826	$570,798	$2,727,028	83%	$10,372,308	$829,103	$9,543,205	92%
General and Administrative Expenses	809,850	1,496,708	(686,858)	85%	3,455,474	2,012,669	1,442,805	42%
Marketing	346,109	3,062	343,047	99%	511,455	19,586	491,869	96%
Bank charges	210,549	-	210,549	100%	770,849	-	770,849	100%
Insurance expense	79,569	-	79,569	100%	160,395	-	160,395	100%
Legal and professional fees	61,540	27,135	34,405	56%	243,245	97,181	146,064	60%
Depreciation and amortization	44,778	47,964	(3,186)	-7%	108,201	112,058	(3,857)	-4%
Utilities	10,426	-	10,426	100%	21,257	-	21,257	100%
Total Expenses	4,860,647	2,145,667	2,714,980	56%	15,643,184	3,070,597	12,572,587	80%
Other Income/Expenses
Net realized gain on sale of investments	174,613	-	174,613	100%	174,613	-	174,613	100%
Dividend Income	9,123	-	9,123	100%	9,123	-	9,123	100%
Unrealized loss of fair value changes in investments	(197,277)	-	(197,277)	100%	(197,277)	-	(197,277)	100%
Other Income	16	8,250	(8,234)	-5185%	13,216	7,798	5,418	41%
Interest Expense	(6,290)	(13,838)	7,548	-120%	(11,097)	(61,347)	50,250	-453%
Net Income before taxes	206,411	225,443	(19,032)	-9%	2,109,382	582,815	1,526,567	72%
Income Taxes	-	-	-	-%	28,349	-	28,349	100%
Net Income	$206,411	$225,443	(19,032)	-9%	$2,081,033	$582,815	1,498,218	72%

For the three months ended December 31, 2024, Labor expense increased to $3,297,826, this is attributable to the rapid growth the Company has experienced, hence the necessity to hire new employees.

General and administrative expenses decreased from $1,496,708 for the three months ended December 31, 2023, to $809,850 for the three months ended December 31, 2024, this 85% decrease is mainly attributable to the outsourcing of area managers.

Marketing expenses totaled $346,109 for the three months ended December 31, 2024, and $3,062 for three months ended on December 31, 2023, this increase had been contemplated by management as part of the strategic plan to increase sales.

Bank charges for the three months ended December 31, 2024, totaled $210,549, this is directly related to credit card processing fees.

Legal and professional fees totaled $61,540 for the three months ended December 31, 2024, and $27,135 for the three months ended December 31, 2023.

We are a smaller reporting company, as defined by 17 CFR § 229.10(f)(1). We do not consider the impact of inflation and changing prices as having a material effect on our net sales and revenues and on income from our operations for the previous two years or from continuing operations going forward.

Interest Expense

Interest expense for the three months ended December 31, 2024, was $6,290 vs $13,838 in the three months ended December 31, 2023. This 120% reduction of interest expense is attributable to the Company paying off a large portion of its long-term debt.

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

Cash Flow & Assets

	As of December 31, 2024	As of March 31, 2024
	(Unaudited)	Audited
ASSETS
Current Assets:	$2,005,365	$1,258,234
Total Assets	5,708,014	3,881,336
Total Current Liabilities	2,314,592	1,486,522

	For the nine months ended December 31,
	2024	2023
Net cash provided by operating activities	$2,378,347	$307,280
Net cash used in investing activities	(1,810,891)	-
Net cash used/provided by financing activities	(742,938)	(137,318)
Net increase(decrease) in cash and cash equivalents	(175,482)	169,962
Cash and cash equivalents at beginning of the period	697,721	35,756
Cash and cash equivalents at end of the period	$522,239	$205,718

The Company had $522,239 cash as of December 31, 2024, compared to $205,718 as of December 31, 2023.

Accounts receivable as of December 31, 2024, were $164,221, and 100% is expected to be collected within term.

The Company has made a $32,608 lease security deposit, which is fully refundable at the end of the lease period.

The Company has prepaid its liability insurance for the year totaling $47,967.

The Company’s subsidiaries have made additional capital expenditures as of December 31, 2024, and have a total net balance of $1,123,243 in property and equipment, versus $135,352 as of March 31, 2024.

As of December 31, 2024, the Company had $137,557 in inventory vs $315,738 as of March 31, 2024.

The Company had a balance of $46,292 in Accounts Payable as of December 31, 2024, compared to $530,724 as of March 31, 2024.

Accrued expenses totaled $1,394,754 as of December 31, 2024, and $854,719 as of March 31, 2024. Most accrued expenses as of December 31, 2024.

The Company financed a portion of Avenvi’s acquisition, and $400,000 was outstanding as of the end of December 31, 2024.

The Stockholders’ Equity as of December 31, 2024, was $3,280,447, compared to $2,249,305 of Stockholders Equity as of March 31, 2024. This improvement is primarily attributable to the results of operations.

Cash Flow from Operating Activities

Net cash provided by operating activities for the nine months ended December 31, 2024, was $2,378,347, compared to $307,280 provided by operating activities for the prior year period.

Cash Flow from Investing Activities

Net cash used in investing activities during the nine months ended December 31, 2024, was $1,810,891.

Cash Flows from Financing Activities

Net cash used in financing activities during the nine months ended December 31, 2024, was $742,938, of which $1,049,891 was repurchased of shares.

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s design and operations of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures were effective as of December 31, 2024.

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

Changes in Internal Control and Financial Reporting

During the quarter ended December 31, 2024, the company has continued to make process improvement changes in the internal control over financial reporting which are reasonably likely to significantly improve the internal control over financial reporting. The impact of these changes made is still under evaluation as of the quarter ended December 31, 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2024, the Company issued 0 shares of its common stock for $0, in transactions that were exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) and/or Rule 506 promulgate under Regulation D. No gain or loss was recognized on the issuances.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

ISSUER REPURCHASES OF EQUITY SECURITIES

During the nine months ended December 31, 2024, the Company repurchased 7,317,248 shares of its common stock for $1,049,891 in private transactions through Stock Purchase Agreements with certain shareholders. On June 26, 2024, the Company repurchased 914,108 shares from an investor at $0.1734 per share in cash. On August 14, 2024, the Company repurchased 725,727 shares from an investor at $0.2346 per share. On July 10,2024, the Company repurchased 17,000 shares from an investor at $0.28 per share. On July 30 ,2024, the Company repurchased 70,000 shares from an investor at $0.13 per share. On August 2, 2024, the Company repurchased 1,500,000 shares from an investor at $0.13 per share. On August 26 ,2024, the Company repurchased 2,500,000 shares from an investor at $0.105 per share. On August 26, 2024, the Company repurchased 70,000 shares from an investor at $0.105 per share. On September 18, 2024, the Company repurchased 549,061 shares from an investor at $0.21 per share. On October 3, 2024, the Company repurchased 500,000 shares from an investor at $0.11 per share. On October 28, 2024, the Company repurchased 115,385 shares from an investor at $0.105 per share. On November 15, 2024, the Company repurchased 355,967 shares at $0.1685 per share.

During the three months ended December 31, 2024, the Company repurchased 971,352 shares of its common stock for $127,096, in private transactions through Stock Purchase Agreements with certain shareholders. On October 3, 2024, the Company repurchased 500,000 shares from an investor at $0.11 per share. On October 28 ,2024, the Company repurchased 115,385 shares from an investor at $0.105 per share. On November 15, 2024, the Company repurchased 355,967 shares from an investor at $0.1685 per share.

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

EARTH SCIENCE TECH, INC.

Dated: February 14, 2025	By:	/s/ Giorgio R. Saumat
Giorgio R. Saumat
	Its:	CEO and Chairman of the Board

Dated: February 14, 2025	By:	/s/ Ernesto Flores
Ernesto Flores,
	Its:	Chief Financial Officer

