Form 10-Q/A
period 2024-12-31
Earth Science Tech, Inc.
filed 2025-02-18
CIK 1538495

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

As of February 1, 2025, there were 297,397,903 Common and 1,000,000 Preferred shares of the registrant’s stock outstanding.

EXPLANATORY NOTE

Earth Science Tech, Inc. hereby files this Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2024, originally filed on February 14, 2025.

●	This Amendment corrects the number of common shares outstanding as reported in the original filing. The adjustment reflects an accurate alignment with the reported figures for the specified date.

●	Part I, Item 2. The comment section in the results of operations was amended to show the correct gross profit for the three months ended December 31, 2023, of $2,376,698.

Except for the corrections noted above, no other changes have been made to the original Form 10-Q. This Amendment speaks as of the original filing date, February 14, 2025, and does not incorporate any subsequent events or modify any other disclosures made in the original filing.

2

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

We had product sales of $7,352,635 and a gross profit of $5,086,873 representing a gross margin of 69% in the three months ended December 31, 2024, compared with product sales of $3,790,112 and a gross profit of $2,376,698 representing a gross margin of 63% during the three months ended December 31, 2023. The revenue increase during the three months ended December 31, 2024, compared with the three months ended December 31, 2023, is primarily due to an increase marketing campaigns and addition of sales personnel.

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

EARTH SCIENCE TECH, INC.

Dated: February 18, 2025	By:	/s/ Giorgio R. Saumat
Giorgio R. Saumat
	Its:	CEO and Chairman of the Board

Dated: February 18, 2025	By:	/s/ Ernesto Flores
Ernesto Flores,
	Its:	Chief Financial Officer

