Form 10-K
period 2025-03-31
Earth Science Tech, Inc.
filed 2025-06-27
CIK 1538495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-55000

EARTH SCIENCE TECH, INC.

(Exact name of registrant as specified in its charter)

florida	45-4267181
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8950 SW 74th CT

Suite 1401

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed fiscal year (March 31, 2025) was approximately $36,918,487.88

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on June 11th, 2025, was 294,297,607.

APPLICABLE ONLY TO CORPORATE ISSUERS

Audit Firm ID	Auditor Name	Auditor Location
3523	Stephano Slack, LLC.	Wayne, PA

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

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, the other reports, statements, and information that the Company has previously filed with or furnished to, or that we may subsequently file with or furnish to, the SEC, and public announcements that we have previously made or may subsequently make include, may include, or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. To the extent that any statement made in this report contains information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified using words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation, marketability of our products; legal and regulatory risks associated with OTC Markets; our ability to raise additional capital to finance our activities; the future trading of our common stock; our ability to operate as a public company; our ability to protect our proprietary information; general economic and business conditions; the volatility of our operating results and financial condition; our ability to attract or retain qualified senior management personnel and research and development staff; and other risks detailed from time to time in our filings with the SEC, or otherwise.

Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate. It is generally based on industry and other publications that are not produced for the purposes of securities offerings or economic analysis. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompany any estimates of future market size, revenue and market acceptance of products and services. We do not undertake any obligation to publicly update any forward-looking statements. As a result, investors should not place undue reliance on these forward-looking statements.

PART I

ITEM 1. BUSINESS

BUSINESS BACKGROUND AND OVERVIEW

Earth Science Tech, Inc. (“ETST” or the “Company”) was incorporated under the laws of the State of Nevada on April 23, 2010, and subsequently redomiciled to the State of Florida on June 27, 2022. As of November 8, 2022, ETST operates as a strategic holding company, focused on value creation through the acquisition, operational optimization, and management of its operating businesses. The Company’s current operations include compounding pharmaceuticals, telemedicine and real estate development through its wholly owned subsidiaries: RxCompoundStore.com, LLC (“RxCompound”), Peaks Curative, LLC (“Peaks”), Avenvi, LLC (“Avenvi”), Mister Meds, LLC (“Mister Meds”), and Earth Science Foundation, Inc. (“ESF”). Subsequent to the reporting period, the Company acquired 100% of Las Villas Health Care, Inc. (“Villas”), DOConsultations, LLC (“DOC”), and an 80% interest in MagneChef (“Magne”).

RxCompound, based in Miami, Florida, is a fully licensed compounding pharmacy authorized to fulfill prescriptions in the following states and territories: Arizona, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Maine, Maryland, Minnesota, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, Utah, Wisconsin and Puerto Rico. RxCompound is actively pursuing licensure in the remaining U.S. states.

Peaks is a telemedicine referral platform offering asynchronous consultations for Peaks-branded compounded medications prepared at RxCompound and Mister Meds. The platform operates in states where either pharmacy is licensed. Through the development of its own healthcare provider network, MyOnlineConsultation.com, and ongoing licensure expansion for both pharmacies, Peaks aims to offer services nationwide. In addition, the company has recently expanded into the veterinary market through the acquisition of Zoolzy.com.

Avenvi is a diversified real estate company engaged in development, asset management, and financing. With a growing portfolio of real estate holdings, Avenvi provides turnkey solutions from development to end-user financing. It also manages investment activities for ETST and oversees the Company’s ongoing $5 million share repurchase program.

Mister Meds, acquired on October 1, 2024, is in Abilene, Texas. The pharmacy received full compounding licensure in March 2025. It operates out of a 5,000 sq. ft. facility owned by Avenvi and includes advanced sterile compounding capabilities with both positive and negative pressure environments, as well as hazardous drug handling. Mister Meds is currently applying for licensure in states not yet serviced by RxCompound.

ESF, a 501(c)(3) nonprofit organization incorporated on February 11, 2019, is the charitable arm of ETST. ESF accepts grants and donations to assist individuals who need financial support for prescription costs at both RxCompound and Mister Meds.

Villas is a brick-and-mortar healthcare facility dedicated to the Spanish speaking community. Our expert-led services include advanced sexual health treatments, and customized solutions to enhance physical performance. We combine compassionate, personalized care with clear, trustworthy education—empowering you to take control of your health with confidence.

DOC was born with a passion to modernize the availability and delivery of home therapies. DOConsultations providers tailor a medication plan around your health and wellness goals and follow up with our patients to ensure results, while our partner pharmacies conveniently ship directly to your door.

MagneChef is a direct-to-consumer retail brand. Utilizing its patents and intellectual properties, the company aims to develop new products that can be marketed and sold online. Currently, the company has developed products for cooking. MagneChef is in the process of expanding its product line for new offerings that incorporate its intellectual property.

Current Operations

CORPORATE STRATEGY

The company is a holding company focused on value creation through the acquisition, operational optimization, and management of its operating businesses. The Company’s areas of focus include pharmaceutical compounding, telemedicine, real estate development, and direct to consumer products.

The Company’s strategic approach centers on resource integration across its subsidiaries to create operational efficiencies. Through its subsidiaries RxCompound and Mister Meds, the Company operates licensed compounding pharmacies offering both sterile and non-sterile preparations. These services are supported by Peaks and DOC, which facilitate asynchronous telemedicine consultations and prescription generation across the Company’s operating footprint. As of the date of this filing, the Company is pursuing additional licensure to expand pharmacy and telehealth operations nationwide.

In parallel, the Company is engaged in the development and management of real estate assets through Avenvi. Avenvi’s operations provide infrastructure support to ETST’s pharmacies and facilitate real estate-related and other investment strategies, including the management of the Company’s share repurchase program. Additionally, Avenvi provides turnkey development and financing solutions to property buyers.

The Company continues to diversify its holdings through strategic acquisitions. During the reporting period and subsequent thereto, the Company acquired 100% of Villas, which provides specialized wellness services including sexual health treatments tailored to the Spanish-speaking market, and 80% of Magne, a consumer brand focused on patented direct-to-consumer products. These acquisitions are intended to diversify ETST’s presence in targeted demographic and product segments.

The Company’s nonprofit subsidiary, Earth Science Foundation, Inc. (“ESF”), supports access to prescription medications through donation-based programs that help subsidize prescription costs for qualifying patients.

PRODUCT REGULATION

The Company’s operations are subject to extensive federal, state, and local laws and regulations governing the compounding, distribution, and delivery of pharmaceutical products, as well as the provision of telemedicine services and sale of consumer goods.

Pharmacy Regulation

RxCompound and Mister Meds operate as licensed compounding pharmacies and are regulated by the state boards of pharmacy in each jurisdiction in which they are authorized to dispense medications. These pharmacies are also subject to applicable provisions of the Federal Food, Drug, and Cosmetic Act, including those governing drug compounding as outlined in Sections 503A. The pharmacies compound both sterile and non-sterile medications in accordance with the United States Pharmacopeia (USP) chapters <795>, <797>, and <800>, where applicable. Additional oversight may include inspections by state regulatory authorities and compliance with the Drug Enforcement Administration (DEA) for handling controlled substances, where applicable

Telemedicine Regulation

Peaks, Las Villas and DOConsultations operate as telemedicine platforms facilitating synchronous and asynchronous consultations between patients and licensed healthcare providers. These services are governed by applicable state telehealth laws, including licensure requirements for providers, prescribing regulations, patient consent protocols, and electronic privacy and security mandates under the Health Insurance Portability and Accountability Act (HIPAA). The Company actively monitors state-level regulatory developments to ensure continued compliance as it expands its network of providers and service coverage.

Nonprofit Prescription Assistance

Earth Science Foundation, Inc. (ESF) operates as a 501(c)(3) nonprofit organization and complies with IRS guidelines for charitable entities. ESF provides financial assistance for prescriptions filled at the Company’s affiliated pharmacies, and such assistance is provided in accordance with applicable anti-kickback and charitable contribution regulations.

Consumer Product Regulation

MagneChef-branded products are consumer goods subject to regulation by the Consumer Product Safety Commission (CPSC), as well as applicable product labeling, safety, and advertising requirements. The Company monitors relevant regulatory updates to ensure MagneChef-branded products continue to meet applicable safety standards, including those concerning heat resistance and material safety.

The Company maintains internal compliance protocols and engages legal and regulatory consultants as needed to ensure adherence to applicable laws and industry standards across all subsidiaries and operating areas.

Marketing

The Company’s marketing strategy is designed to support the growth of its pharmaceutical, telehealth, real estate, and consumer product operations. Marketing activities are conducted through a combination of digital advertising, strategic partnerships, professional referrals, and internal cross-brand promotion.

Pharmacy and Telehealth Services

Marketing for RxCompound, Mister Meds, Peaks, and DOConsultations target licensed healthcare providers, prospective patients, and affiliated businesses. These efforts include direct-to-consumer (DTC) outreach through digital channels such as search engine optimization (SEO), email marketing, and social media advertising. Additionally, the Company develops partnerships with fitness centers, wellness clinics, and medical offices to promote its compounded medications and asynchronous telehealth consultations.

Real Estate Services

Avenvi’s marketing initiatives are centered around its turnkey development services and financing capabilities. Marketing is conducted through industry relationships and project-specific campaigns designed to attract buyers for its properties.

Consumer Products

MagneChef products are marketed directly to consumers through online marketplaces, brand-specific e-commerce channels, and social media platforms. The Company employs influencers, video content, and paid media to promote product features and patented innovations. Marketing efforts highlight the safety, durability, and functional design of the products, with a focus on high-heat cooking, grilling, and professional kitchen use.

The Company adheres to all applicable advertising regulations across its marketing channels, including those governing the promotion of health-related products and services. Marketing compliance is reviewed internally and through third-party consultants to reduce regulatory risk and ensure alignment with corporate messaging.

COMPETITION

The Company operates in multiple sectors and faces competition from a variety of companies, ranging from large, established organizations to smaller, specialized service providers.

Compounding Pharmacies

RxCompound and Mister Meds compete with other compounding pharmacies, including regional and national operators offering both sterile and non-sterile formulations. Competitive factors in this segment include licensure coverage, quality assurance standards, turnaround times, customer service, pricing, and the ability to produce customized formulations. The market is highly regulated, and compliance with USP <795>, <797>, and <800>, where applicable, standards are a key differentiator. The Company believes its growing licensure footprint, investment in advanced compounding infrastructure, and integration with affiliated telehealth platforms provide a competitive advantage.

Telemedicine Services

Peaks and DOC operate in a rapidly evolving and highly competitive telehealth market. Key competitors include national telehealth platforms, vertically integrated pharmacy services, and digital health startups offering asynchronous or synchronous care. Competitive factors include platform accessibility, provider availability, regulatory compliance, pricing, and brand reputation. The Companies differentiate themselves by offering proprietary compounded medications.

Real Estate Development and Investment

Avenvi operates in the real estate development and investment sector, which is highly competitive and influenced by market cycles, interest rates, and geographic demand. Avenvi competes with local and national developers, institutional investors, and private equity firms. Competitive advantages include Avenvi’s ability to manage both project development and investment oversight in-house.

Consumer Products

MagneChef competes with established brands in the kitchen and grilling accessory market, including companies with significant brand recognition, marketing budgets, and retail distribution. The Company competes based on innovation, product safety, and durability. The MagneChef product line is distinguished by its patented magnetic release mechanism and high-heat protection features.

Across all business segments, the Company’s ability to compete effectively depends on its continued investment in operational scalability, regulatory compliance, customer service, and innovation. The Company expects competitive pressures to intensify as regulatory frameworks evolve, and new market entrants emerge.

EMPLOYEES

As of March 31, 2025, the Company has 76 employees. None of our employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relationship with our employees to be good.

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

Summary of Principal Risk Factors

●	Our results of operations, as well as our key metrics, may fluctuate on a quarterly and annual basis, which may result in our failing to meet the expectations of industry and securities analysts or our investors.

●	If we are unable to expand the scope of our offerings, including the number and type of products and services that we offer, the number and quality of healthcare providers serving our customers, and the number and types of conditions capable of being treated through our platform, our business, financial condition, and results of operations may be materially and adversely affected.

●	If we are unable to successfully market to new customers and retain existing customers, or if evolving privacy, healthcare, or other laws prevent or limit our marketing activities, our business, financial condition, and results of operations could be harmed.

●	We operate in highly competitive markets and face competition from large, well-established healthcare providers and more traditional retailers and pharmaceutical providers with significant resources, and, as a result, we may not be able to compete effectively.

●	Our brand is integral to our success. If we fail to effectively maintain, promote, and enhance our brand in a cost-effective manner, our business and competitive advantage may be harmed.

●	Our pharmacy business subjects us to additional healthcare laws and regulations beyond those we face with our telehealth business and increases the complexity and extent of our compliance and regulatory obligations.

●	If we fail to comply with applicable healthcare and other governmental regulations, we could face substantial penalties, in which case our business, financial condition, and results of operations could be adversely affected, and we may be required to restructure our operations.

●	Evolving government regulations and enforcement activities may require increased costs or adversely affect our results of operations.

●	Security breaches, loss of data, and other disruptions could compromise sensitive information related to our business or customers or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

●	We may be subject to legal proceedings and litigation, including intellectual property disputes, which are costly to defend and could materially harm our business and results of operations.

●	We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

●	Our Series B class Preferred stock structure has the effect of concentrating voting power with our Chief Executive Officer and Director, Giorgio R. Saumat, which limits an investor’s ability to influence the outcome of important transactions, including a change in control.

●	The market price of our common stock may be volatile.

Risks Related to Peaks, RxCompound, Mister Meds Business, DOC, and Villas

Our limited operating history and evolving business model make it difficult to evaluate our current performance or predict our future results. Because we are a relatively young company with a developing business model, investors may have limited information on which to base an investment decision. As we continue to grow and expand into new markets and offerings, our prospects must be considered in light of the risks and uncertainties associated with a developing company in a rapidly evolving industry.

If we are unable to expand the scope of our offerings, our business and financial results may suffer. Our ability to grow depends on expanding the number and types of products and services we offer, increasing the number and quality of healthcare providers on our platform, and broadening the range of treatable conditions. If we fail to do so, our ability to attract and retain customers, generate revenue, and compete effectively may be materially and adversely affected.

Failure to attract and retain customers may materially harm our business. Our growth depends on acquiring and retaining customers through marketing efforts and platform engagement. If our marketing strategies fail to generate sufficient awareness or demand, or if changes in privacy, healthcare, or marketing regulations limit our outreach, our revenue and overall performance could be negatively impacted.

Misuse or mismanagement of social media and influencer marketing may expose us to reputational and regulatory risk. While social media and celebrity influencers can enhance brand recognition, any misuse, inappropriate associations, or failure to comply with advertising regulations could lead to reputational damage, customer loss, and potential fines or penalties.

Our brand is integral to our competitive position, and any deterioration in brand equity could harm our business. We rely heavily on brand strength to differentiate ourselves in the market. If we fail to effectively promote, protect, or maintain our brand, our reputation could suffer, negatively impacting customer acquisition, retention, and partnership opportunities.

If our offerings fail to achieve or maintain market acceptance, our financial performance could be adversely affected. Failure to meet customer expectations or differentiate our services from competitors could result in slower growth, lower revenue, and reduce investor confidence.

We operate in a nascent and rapidly evolving market that may be difficult to predict. Our core business model, particularly through Peaks, DOC, and Villas, operates in emerging areas of telehealth and wellness. The competitive landscape is dynamic and includes risks related to regulatory changes, industry consolidation, and shifts in consumer behavior, all of which may affect demand forecasting and business planning.

Technological innovations and alternative solutions may reduce demand for our services. Advancements in digital health, diagnostics, or pharmaceutical therapies could render our offerings less attractive or obsolete, affecting customer retention and revenue.

We face competition from larger, better-capitalized companies. Many of our competitors include large healthcare systems, retail pharmacies, and pharmaceutical manufacturers with greater brand recognition, operational scale, and financial resources, which may limit our ability to compete effectively.

The conduct of affiliated healthcare providers may expose us to liability and reputational harm. Our reputation and legal standing may be affected by the actions of healthcare professionals affiliated with Peaks, DOC, Villas, RxCompound, or Mister Meds. Any unethical or noncompliant conduct may result in legal exposure or loss of trust in our platform.

Poor customer support may damage our reputation and financial performance. A failure to provide effective support to patients and providers may lead to dissatisfaction, complaints, and erosion of customer loyalty, which could impair our competitive position and revenue.

Acquisitions and strategic investments could fail to deliver expected benefits and may introduce additional risks. We may pursue acquisitions or strategic partnerships to accelerate growth, but such transactions carry risks related to integration, unforeseen liabilities, operational disruption, and dilution to existing shareholders.

Macroeconomic conditions may negatively affect demand for our services. Economic downturns, inflation, or disruptions in the healthcare or real estate markets may reduce consumer spending or investor confidence, thereby impacting our financial performance.

Our mobile experience is critical to user engagement and retention. A significant portion of users interact with our platform via mobile devices. Any issues with mobile functionality, performance, or compatibility may impair our ability to retain and grow our customer base.

We rely on uninterrupted internet and mobile network access to operate our platform. Any outages or interruptions in internet or cellular connectivity could disrupt service availability, reduce customer satisfaction, and harm our reputation. Failures, delays, or breaches by these vendors may impair our ability to provide services, fulfill prescriptions, or maintain operational continuity.

Supply chain disruptions could affect product availability and customer satisfaction. Delays or shortages in the supply of pharmaceutical ingredients, packaging, or delivery services could affect our ability to meet demand and damage our brand.

Pharmacy operations are subject to complex healthcare regulations and heightened compliance risk. RxCompound and Mister Meds must adhere to a wide array of state and federal pharmacy regulations, including those beyond telehealth services. Noncompliance could result in fines, license suspensions, or legal action.

We rely on third-party payment processors and must comply with evolving payment regulations. Any failure in payment processing systems or regulatory compliance could interrupt transactions, harm user experience, and reduce revenue.

Inaccurate or ineffective pricing strategies could hinder our competitiveness. If our pricing does not reflect market dynamics or customer expectations, we may face reduced demand, margin compression, or lost opportunities for partnership growth.

Our business depends on the leadership team’s continuity and expertise. The loss of key executives or inability to recruit experienced leadership could impair our ability to execute on strategy and manage daily operations effectively.

Our growth relies on attracting and retaining skilled employees. An inability to hire or retain qualified personnel may constrain our innovation capacity, operational execution, and scalability.

We rely on centralized inventory locations for order fulfillment. Our inventory is currently housed at RxCompound’s facility in Miami, Florida and Mister Meds’ facility in Abilene, Texas. A disruption, natural disaster, or facility damage at either site could materially impair our ability to fulfill orders and meet customer expectations.

Risks Related to Avenvi Business

Market volatility could affect asset values and returns. Avenvi’s real estate assets are influenced by macroeconomic factors such as inflation, interest rates, and regional market conditions. A downturn could lead to reduced valuations, delayed projects, and lower development returns.

Development projects carry execution and cost risks. Delays, cost overruns, zoning or environmental issues, and changing market demand may affect the success and profitability of Avenvi’s development projects.

Limited access to financing could constrain Avenvi’s growth. Avenvi’s ability to pursue and complete development projects depends on access to capital and credit. Rising interest rates or unfavorable lending terms may limit its ability to fund future activities.

Avenvi’s performance is closely tied to ETST’s strategic direction. As Avenvi manages investments for Earth Science Tech, Inc., changes in ETST’s strategic priorities or liquidity—such as decisions surrounding the $5 million share repurchase program—may affect Avenvi’s operations and outcomes.

Regulatory compliance burdens may increase costs or delay projects. Avenvi’s operations are subject to various zoning, disclosure, tax, and environmental regulations. Changes in these laws may increase compliance costs or restrict development opportunities.

Shifts in demand may affect project success. Changes in real estate demand—particularly due to economic trends or remote work—may reduce demand for Avenvi’s residential or commercial developments.

Reputational risks may result from underperformance or mismanagement. Failure to meet development expectations or mismanagement of capital—especially in relation to ETST’s resources—may result in reputational damage or increased scrutiny from shareholders and regulators.

Risks Related to MagneChef Consumer

We may be unable to protect our intellectual property rights, including those associated with Magne. The Magne product line depends on patented technologies and trademarked branding. Failure to enforce or maintain these rights may result in loss of exclusivity, brand dilution, or increased competition.

Product liability or safety issues related to Magne could result in reputational harm or legal exposure. If any Magne product is found to be defective, unsafe, or misused, we may face product recalls, regulatory inquiries, litigation, or consumer dissatisfaction that adversely impacts sales and brand equity.

Magne operates in a competitive consumer goods market with limited barriers to entry. Larger companies with established distribution, pricing power, or marketing budgets may limit our ability to gain or maintain market share.

Shifts in consumer behavior may impact demand for Magne products. Changes in household spending patterns, cooking trends, or consumer preferences could reduce demand and impact overall product performance.

Risks Related to Governmental Regulation

We are subject to extensive, complex, and evolving government regulations. Our operations—particularly those involving RxCompound, Mister Meds, Peaks, DOC, and Villas—are subject to a broad range of federal, state, and local regulations governing healthcare, pharmacy operations, telemedicine, and patient privacy. Failure to comply with these regulations could result in substantial penalties, operational restrictions, or reputational harm. Regulatory requirements may change without notice, potentially requiring significant expenditures to ensure compliance.

Noncompliance with federal or state healthcare laws could result in civil or criminal penalties. If any of our business practices are found to violate anti-kickback statutes, false claims laws, HIPAA, or other healthcare-related laws, we could face fines, exclusion from federal healthcare programs, or other enforcement actions that materially affect our operations.

Changes in healthcare policy and reimbursement structures could impact our business model. Modifications to federal or state healthcare programs, insurance coverage mandates, or telehealth reimbursement policies may affect customer access, demand for our services, or the financial viability of our offerings.

Our pharmacy operations are subject to heightened regulatory scrutiny. RxCompound and Mister Meds must comply with numerous state pharmacy board regulations, DEA requirements for controlled substances, and FDA rules for compounded medications. Any violation—whether intentional or inadvertent—could result in license suspension, fines, or criminal investigation.

Evolving telemedicine regulations create compliance uncertainty. As telehealth laws continue to evolve across jurisdictions, we must adapt to inconsistent requirements around prescribing, physician licensure, patient consent, and recordkeeping. Failure to keep pace with these changes may limit our geographic reach or lead to regulatory violations.

Privacy and data protection laws may impose additional burdens on our business. We are subject to HIPAA and other federal and state privacy laws governing the collection, storage, and transmission of personal health information. Breaches or noncompliance may result in fines, litigation, and loss of customer trust.

Future regulatory developments may increase compliance costs or restrict operations. Emerging policies—such as new FDA oversight of compounded drugs, increased scrutiny of health tech platforms, or restrictions on influencer marketing in healthcare—could materially affect how we conduct business.

Risks Related to Intellectual Property and Legal Proceedings

We may be unable to adequately protect our intellectual property rights. Our success depends in part on our ability to protect proprietary technologies, trademarks, trade secrets, and other intellectual property associated with our brands, including Magne. If we fail to adequately secure or enforce our rights, we may lose competitive advantages, experience brand dilution, or face increased competition.

Third parties may infringe on our intellectual property or challenge its validity. Unauthorized use or misappropriation of our intellectual property could harm our reputation and market position. In some cases, we may be forced to initiate costly and time-consuming legal proceedings to protect our rights or defend against infringement claims.

We may be subject to claims alleging intellectual property infringement. As we expand our offerings, there is a risk that third parties may allege that our technologies, branding, or marketing strategies infringe on their intellectual property rights. Even if such claims lack merit, they could lead to litigation, financial liabilities, or reputational damage.

Litigation or regulatory investigations could materially impact our operations. We may be involved in legal proceedings or regulatory actions in the normal course of business, including those related to employment practices, patient care, privacy violations, product liability, or contractual disputes. Any such proceedings could result in substantial costs, diversion of management attention, or adverse judgments.

We may not be adequately insured against certain legal risks. While we maintain liability and business insurance, coverage may be unavailable or insufficient for certain types of intellectual property claims, regulatory actions, or class-action lawsuits. This may result in out-of-pocket expenses that adversely affect our financial position.

Settlement obligations or adverse rulings could affect financial results. If we are required to settle a legal claim or if a court issues a judgment against us, we could face significant financial liabilities or operational restrictions, which may materially affect our business and results of operations.

Risks Related to the Company, Results of Operations, and Additional Capital Requirements

The Company has a history of net losses, anticipates increasing expenses in the future, and may not be able to maintain profitability.

The Company’s results of operations, as well as our key metrics, may fluctuate on a quarterly and annual basis, which may result in failure to meet the expectations of industry and securities analysts or its investors.

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

Florida law, our Articles of Incorporation, and our by-laws provide for the indemnification of our officers and directors at our expense, and correspondingly limits their liability, which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

ETST recognizes the growing importance of cybersecurity. The company employs a dedicated IT infrastructure department led by Chris Rose. The IT department assumes the primary responsibility for overseeing our cybersecurity risk exposure across the entire organization. This includes evaluating, assessing, and enhancing cybersecurity practices.

Initial Risk Assessment

Our CTO conducts regular IT and Security risk assessments. This involves employee sit-alongs, inventorying all tech systems and assets, and reviewing existing practices, procedures, and policies. The findings are meticulously cataloged. Action plans are developed and addressed in priority ranked order. These assessments are updated quarterly, addressing new and outstanding risks and remediation plans.

Third-Party Engagement

To expedite security policy changes, active threat monitoring, infrastructure enhancements, device management, and endpoint security, the company engages additional third-party IT consultants.

ITEM 2. PROPERTY AND EQUIPMENT

The Company’s Subsidiaries RxCompound and Mister Meds use a variety of pharmaceutical compounding equipment in its operations. Most of the equipment used by the Company is owned outright by the Company, but the Company does lease certain equipment. The leases for such equipment contain terms that are customary in the industry in which the Company operates. On March 31, 2025, the Company had approximately $1,384,110 in property and equipment net.

ITEM 3. LEGAL PROCEEDINGS

From time to time, in the ordinary course of business, we may become involved in legal proceedings seeking monetary damages or other remedies. The ultimate outcome and potential liability, if any, arising from such matters cannot be predicted. As of the date hereof, there are no pending or, to our knowledge, threatened legal actions against us, our officers, or directors in their official capacities, or involving our properties, that, in the opinion of management, are likely to have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the OTC Pink Market under the symbol “ETST.” Our common stock has been quoted on the OTC Pink Market since October 6, 2021, under the symbol “ETST”. Because we are quoted on the OTC Pink Market, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid quotations for our common stock as reported in the Pink for the periods indicated.

Fiscal Year Ending March 31st, 2025	Low	High
First Quarter – reported June 30, 2024	$0.24	$0.279
Second Quarter – reported September 30, 2024	$0.14	$0.1799
Third Quarter – reported December 31, 2024	$0.1134	$0.129
Fourth Quarter – reported March 31, 2025	$0.0115	$0.13

Fiscal Year Ending March 31st, 2024	Low	High
First Quarter – reported June 30, 2023	$0.0497	$0.0497
Second Quarter – reported September 30, 2023	$0.051	$0.066
Third Quarter – reported December 31, 2023	$0.051	$0.0699
Fourth Quarter – reported March 31, 2024	$0.066	$0.067

HOLDERS

As of March 31, 2025, there were 209 beneficial holders of the Company’s common stock.

DIVIDENDS

We have not paid any dividends on our common stock since our inception.

The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions.

UNREGISTERED SALES OF SECURITIES

The Company did not sell any equity securities during the fiscal year ended March 31, 2025.

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

PREFERRED STOCK

On April 21, 2022, the Company’s Board of Directors adopted articles of incorporation in the state of Nevada authorizing, without further vote or action by the stockholders, the creation, out of the unissued shares of the Company’s preferred stock, $0.001 par value Series B Preferred Stock. The Board of Directors is authorized to establish, from the authorized and unissued shares of Preferred Stock, one or more classes or series of shares, to designate each such class and series, and fix the rights and preferences of each such class of Preferred Stock; which class or series shall have such voting powers, such preferences, relative, participating, optional or other special rights, and such qualifications, limitations or restrictions as shall be stated and expressed in the resolution or resolutions providing for the issuance of such class or series of Preferred Stock as may be adopted from time to time by the Board of Directors prior to the issuance of any shares thereof. The articles of incorporation and designation authorize the issuance of 1,000,000 shares of Preferred Stock, of which 1,000,000 shares have been designated as Series B Preferred Stock, of which 1,000,000 shares of Series B are issued and outstanding as of March 31, 2025. Each issued and outstanding share of Series B Preferred Stock shall be entitled to the number of votes equal to the result of: (i) 1.5 multiplied by the addition sum of: (A) the number of shares of Common Stock issued and outstanding at the time of such vote; and (B) the number of votes in the aggregate of any outstanding shares of any class of preferred stock of the Corporation (other than the Series B Preferred Stock), if any, at the time of such vote; with such sum divided by (ii) the total number of shares of Series B Preferred Stock issued and outstanding at the time of such vote, at each meeting of shareholders of the Corporation with respect to any and all matters presented to the shareholders of the Corporation for their action or consideration, including the election of directors. Holders of Series B Preferred Stock shall vote together with the holders of Common Shares (and any other outstanding class of preferred stock of the Corporation (other than the Series B Preferred Stock), if any.

WARRANTS

The Company does not currently have any warrants issued or outstanding.

ISSUER REPURCHASES OF EQUITY SECURITIES

During the twelve months ended March 31, 2025, the Company repurchased 14,583,916 shares of its common stock for $1,465,837.70, in private transactions through Stock Purchase Agreements with certain shareholders. On June 26, 2024, the Company repurchased 914,108 shares from an investor at $0.1734 per share in cash. On July 10, 2024, the Company repurchased a total of 17,000 shares from two investors at $0.28 per share in cash. On July 30, 2024, the Company repurchased 1,500,000 shares from an investor at $0.13 per share in cash. On August 6, 2024, the Company repurchased 2,500,000 shares from an investor at $0.105 per share in cash. On August 26, 2024, the Company repurchased 70,000 shares from an investor at $0.105 per share in cash. On September 18, 2024, the Company repurchased 549,061 shares from an investor at $0.21 per share in cash. On October 3, 2024, the Company repurchased 500,000 shares from an investor at $0.11 per share in cash. On October 28, 2024, the Company repurchased 115,385 shares from an investor at $0.105 per share in cash. On November 15, 2024, the Company repurchased 355,967 shares from an investor at $0.1685 per share in cash. On January 10, 2025, the Company repurchased 2,500,000 shares from an investor at $0.06 per share in cash. These shares were cancelled. On January 13, 2025, the Company repurchased 1,500,000 shares from an investor at $0.06 per share in cash. On January 15, 2025, the Company repurchased 666,667 shares from an investor at $0.06 per share in cash. On January 15, 2025, the Company repurchased 333,334 shares from an investor at $0.06 per share in cash. These shares were cancelled. On January 15, 2025, the Company repurchased 266,667 shares from an investor at $0.06 per share in cash. On March 17, 2025, the Company repurchased 2,000,000 shares from an investor at $0.05 per share in cash. These shares were cancelled.

ISSUER CANCELLATION OF EQUITY SECURITIES

During the twelve months ended March 31, 2025, the Company cancelled 50,000 shares of its common stock through a Board Consent because the shares were not intended for use or benefit by the Company.

OPTIONS

The Company has not granted any options since its inception.

TRANSFER AGENT

The Company’s transfer agent is Continental Stock Transfer & Trust, Co., 1 State Street, 30th Floor, New York, NY 10004.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the years ended March 31, 2025, and March 31, 2024, should be read in conjunction with our consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements due to several factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

OVERVIEW

The Company’s current operations include compounding pharmaceuticals, telemedicine and real estate development through its wholly owned subsidiaries: RxCompoundStore.com, LLC (“RxCompound”), Peaks Curative, LLC (“Peaks”), Avenvi, LLC (“Avenvi”), Mister Meds, LLC (“Mister Meds”), and Earth Science Foundation, Inc. (“ESF”). Subsequent to the reporting period, the Company acquired 100% of Las Villas Health Care, Inc. (“Villas”), DOConsultations, LLC (“DOC”), and an 80% interest in MagneChef (“Magne”).

RxCompound, based in Miami, Florida, is a fully licensed compounding pharmacy authorized to fulfill prescriptions in the following states and territories: Arizona, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Maine, Maryland, Minnesota, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, Utah, Wisconsin and Puerto Rico. RxCompound is actively pursuing licensure in the remaining U.S. states.

Peaks is a telemedicine referral platform offering asynchronous consultations for Peaks-branded compounded medications prepared at RxCompound and Mister Meds. The platform operates in states where either pharmacy is licensed. Through the development of its own healthcare provider network, MyOnlineConsultation.com, and ongoing licensure expansion for both pharmacies, Peaks aims to offer services nationwide.

Avenvi is a diversified real estate company engaged in development, asset management, and financing. With a growing portfolio of real estate holdings, Avenvi provides turnkey solutions from development to end-user financing. It also manages investment activities for ETST and oversees the Company’s ongoing $5 million share repurchase program.

Mister Meds, acquired on October 1, 2024, is in Abilene, Texas. The pharmacy received full compounding licensure in March 2025. It operates out of a 5,000 sq. ft. facility owned by Avenvi and includes advanced sterile compounding capabilities with both positive and negative pressure environments, as well as hazardous drug handling. Mister Meds is currently applying for licensure in states not yet serviced by RxCompound.

ESF, a 501(c)(3) nonprofit organization incorporated on February 11, 2019, is the charitable arm of ETST. ESF accepts grants and donations to assist individuals who need financial support for prescription costs at both RxCompound and Mister Meds.

Villas is a brick-and-mortar healthcare facility dedicated to the Spanish speaking community. Our expert-led services include advanced sexual health treatments, and customized solutions to enhance physical performance. We combine compassionate, personalized care with clear, trustworthy education — empowering you to take control of your health with confidence.

DOC was born with a passion to modernize the availability and delivery of home therapies. DOConsultations providers tailor a medication plan around your health and wellness goals and follow up with our patients to ensure results, while our partner pharmacies conveniently ship directly to your door.

MagneChef is a direct-to-consumer retail brand. Utilizing its patents and intellectual properties, the company aims to develop new products that can be marketed and sold online. Currently, the company has developed products for cooking. MagneChef is in the process of expanding its product line for new offerings that incorporate its intellectual property.

RESULTS OF OPERATIONS

The following tables set forth summarized cost of revenue information for the year ended March 31, 2025, and for the year ended March 31, 2024, respectively.

	For the Year Ending March 31,
	2025	2024	$ Change	% Change
Revenue	$33,117,624	$11,953,635	$21,163,989	177%
Cost of goods sold	8,817,488	4,124,139	4,692,349	114%
Gross Profit	24,300,136	7,828,496	16,471,640	210%

We had product sales of $33,117,624 and a gross profit of $24,300,136, representing a gross margin of 73% for the year ended March 31, 2025, compared with product sales of $11,953,635 and a gross profit of $7,828,496 representing a gross margin of 65% in year end March 31, 2024. The revenue increase in the year ended on March 31, 2025, compared with the year ended on March 31, 2024, is primarily due to an increase in the demand for compounded medications.

The Gross Margin increase is driven by the Company’s subsidiaries’ increased buying power, which provides the ability to negotiate better prices on raw active ingredient products.

For the year ended March 31, 2025, the Company had a net income of approximately $3,272,000 compared to a net income from continuing operations of approximately $812,000 for the year ended March 31, 2024.

OPERATING EXPENSES

	For years ended March 31,
	2025	2024	$ Change	% Change
Salaries Expense	14,115,643	4,358,917	9,756,726	224%
Office/General and Administrative Expenses	4,154,838	166,976	3,987,862	2388%
Bank Charges	1,066,577	422,970	643,607	152%
Advertising & marketing	836,860	25,283	811,577	3214%
Legal & Professional Fees	305,932	1,774,182	(1,468,250)	83%
Insurance	180,281	5,363	174,918	3262%
Depreciation and Amortization	151,655	149,749	1,906	1%
Utilities	40,392	15,368	25,024	163%
Rent expense	-	10,797	(10,797)	(100)%
Miscellaneous	-	6,542	(6,542)	(100)%
Total operating expenses	20,852,178	$6,936,147	$13,916,031	67%

Other income/expenses
Dividend Income	9,123	-	9,123	100%
Interest earned	17	-	17	100%
Net realized gain on sale of investments	300,162	-	300,162	100%
Unrealized Gain/Loss of fair value changes of investments	(365,661)	-	(365,661)	(100)%
Interest Expenses	(21,189)	(67,207)	(46,018)	(68)%
Net Income before taxes	3,370,410	825,142	2,545,268	308%
Income Taxes	116,776	13,003	103,773	798%
Net Income(Loss)	$3,253,635	$812,139	$2,559,040	312%

Salaries expense increased from $4,358,917 for the year ended March 31, 2024, to $14,115,643 for the year ended March 31, 2025. The company has experienced significant growth and therefore the need to increase employee count to support operations and administration.

Selling, general and administrative expenses increased from $166,976 to $4,154,976, this increase was necessary and anticipated as the company experienced exponential growth.

Marketing expenses totaled $836,860 for the twelve months ended March 31, 2025, an increase of $811,577 from $25,283 for the twelve months ended March 31, 2024. This increase is primarily related to the Company promoting online sales through social media marketing and search engines.

Bank charges were $1,066,577, this is related to merchant fees, associated with the increase in sales.

Legal and professional fees totaled $305,932 for the twelve months ended March 31, 2025, a decrease of $1,468,250 from $1,774,182 for the prior period ended March 31, 2024. The decrease in legal and professional fees is due to reclassification of territory managers fees to the category of selling, general and administrative.

We are a smaller reporting company, as defined by 17 CFR § 229.10(f)(1). We do not consider the impact of inflation and changing prices as having a material effect on our net sales and revenues and on income from our operations for the previous two years or on continuing operations going forward.

INTEREST EXPENSE

Interest expenses decreased to $21,189 in the Fiscal Year Ending March 31, 2025, compared with $67,207 in Fiscal Year Ending March 31, 2024.

INCOME TAX

Estimated taxes were calculated using the 2025 federal tax rate of 21%. We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities based on the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

NON-GAAP FINANCIAL MEASURES

We use Adjusted EBITDA internally to evaluate our performance and make financial and operational decisions that are presented in a manner that adjusts from their equivalent GAAP measures or that supplements the information provided by our GAAP measures. Adjusted EBITDA is defined by us as EBITDA (net income (loss) plus depreciation expense, amortization expense, interest and income tax expense, minus income tax benefit), further adjusted to exclude certain non-cash expenses and other adjustments as set forth below. We use Adjusted EBITDA because we believe it clearly highlights trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures, since Adjusted EBITDA eliminates from our results specific financial items that have less bearing on our core operating performance.

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

BALANCE SHEETS & CASH FLOWS STATEMENTS

	As of March 31,
	2025	2024
ASSETS:
Current Assets
Cash	$1,473,228	$697,721
Accounts Receivable	129,064	235,423
Equity Investments at fair value	645,438	9,352
Inventory	503,938	315,738
Deposits	338,108	9,352
Prepaid Expenses	20,730	—
Total Current Assets	3,110,505	1,258,234
Non-Current Assets
Property and Equipment, net	1,384,110	135,352
Right of use asset, net	172,429	156,517
Intangible assets, net	96,885	28,441
Goodwill	2,302,792	2,302,792
TOTAL ASSETS	$7,066,721	$3,881,336
LIABILITIES AND EQUITY:
Liabilities
Accounts Payable	$492,352	$530,724
Accrued Expenses and other payables	2,322,022	854,719
Current portion of loans & obligations	30,592	30,592
Short-term business loans	179,488	—
Current portion of operating lease obligations	121,851	70,487
Total Current Liabilities	3,146,305	1,486,522
Long-Term Liabilities
Lease Liability	37,878	84,950
Loans and Obligations	31,427	60,559
Total Long-Term Liabilities	69,305	145,509
Total Liabilities	3,215,610	1,632,031
Stockholders’ Equity
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding as of March 31, 2025, and March 31, 2024, respectively	1,000	1,000
Common stock, par value $0.001 per share, 350,000,000 shares authorized; 295,347,903 and 309,981,819 shares issued and outstanding as of March 31, 2025, and March 31, 2024, respectively	295,348	309,982
Additional Paid in Capital	31,480,143	31,593,399
Accumulated Deficit	(27,738,975)	(29,655,076)
Treasury Stock	(186,404)	—
Total Equity	3,851,111	2,249,305
TOTAL LIABILITIES AND EQUITY	$7,066,721	$3,881,336

A summary of our changes in cash flows & Statement of Financial Position for the years ended March 31, 2025, and 2024, is provided below:

The Company had $1,473,228 in Cash as of March 31, 2025, compared to $697,721 as of March 31, 2024.

The Company had $503,938 inventory and $129,064 in accounts receivable as of March 31, 2025, compared to $315,738 and $235,423 as of March 31, 2024.

Equity investments are reported at fair value, totaling $645,438.

The Company made two deposits on future acquisitions of Magnefuse, LLC, Las Villas Health Care, LLC and Doconsultation, LLC, in the amount of $280,000, and additionally the Company has prepaid its insurance for the year.

As of March 31, 2025, the Company made an additional purchase of equipment of approximately $1,200,000, to expand its operations.

The Company had $492,352 in Accounts Payable as of March 31, 2025, compared to $530,724 as of March 31, 2024.

Accrued expenses and other payables include approximately $1,800,000 in officer compensation, $150,000 payroll, $97,000 merchant accrual, $68,000 in credit card debt payable and approximately $88,000 income tax payable. Total current liabilities increased from $1,486,522 to $3,146,305.

Long term liabilities decreased from $145,509 to $69,305.

The Company had a Stockholders Equity of $3,851,111as of March 31, 2025, compared to $2,249,305 of Stockholders Equity as of March 31, 2024. This improvement is primarily due to net income of $3,253,635.

STATEMENT OF CASH FLOWS

	For the Years Ending March 31,
	2025	2024
Net cash provided by operating activities	$4,372,390	$1,206,241
Net cash used in investing activities	(1,881,350)	(26,520)
Net cash used in financing activities	(1,715,533)	(517,886)
Net increase (decrease) in cash and cash equivalents	775,507	661,835
Cash and cash equivalents at beginning of the period	697,721	35,756
Cash and cash equivalents at end of the period	$1,473,228	$697,721

CASH FLOWS FROM OPERATING ACTIVITIES

The Company’s net cash provided by operating activities was $4,372,390 for the twelve months ending March 31, 2025, and $1,206,241 for the twelve months ending March 31, 2024.

CASH FLOWS FROM INVESTING ACTIVITIES

During the twelve months ending March 31, 2025, and March 31, 2024, the Company used $1,881,350 in investing activities and $26,520, respectively.

CASH FLOWS FROM FINANCING ACTIVITIES

Net Cash used in financial activities during the twelve months ended March 31, 2025, was $1,715,533, primarily due to the repurchase of the Company’s stock.

During the Fiscal Year ending March 31, 2025, the Company repurchased $1,465,891 of its common stock, 14,633,916 shares were cancelled, and 1,045,296 were held in treasury as of March 31, 2025.

FUTURE FINANCING

The company does not anticipate needing any future financing.

STOCK BASED COMPENSATION

The Company did not issue any stock-based compensation during the fiscal year ended March 31, 2025.

RECENT ACCOUNTING PRONOUNCEMENTS

The company has assessed the impact of recent pronouncements on the preparation of Consolidated Financial Statements and their impact has been disclosed in note 2.

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

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Earth Science Tech, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Earth Science Tech, Inc. and its Subsidiaries (the Company) as of March 31, 2025, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended March 31, 2025, and the related consolidated notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and the results of its operations and its cash flows for year ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stephano Slack LLC (PCAOB ID # 003523)

We have served as the Company’s auditor since 2025.

Wayne, Pennsylvania

June 26, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Earth Science Tech, Inc.

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

(PCAOB ID 5036)

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

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2025, AND 2024

	As of March 31,
	2025	2024
ASSETS:
Current Assets
Cash	$1,473,228	$697,721
Accounts Receivable	129,064	235,423
Equity Investments at fair value	645,438	—
Inventory	503,938	315,738
Deposits	338,108	9,352
Prepaid Expenses	20,730	—
Total Current Assets	3,110,505	1,258,234
Non-Current Assets
Property and Equipment	1,384,110	135,352
Right of use asset, net	172,429	156,517
Intangible assets, net	96,885	28,441
Goodwill	2,302,792	2,302,792
TOTAL ASSETS	$7,066,721	$3,881,336
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities
Accounts Payable	$492,352	$530,724
Accrued Expenses and other payables	2,322,022	854,719
Current portion of loans & obligations	30,592	30,592
Short-term business loans	179,488	—
Current portion of operating lease obligations	121,851	70,487
Total Current Liabilities	3,146,305	1,486,522
Long-Term Liabilities
Lease Liability	37,878	84,950
Loans and Obligations	31,427	60,559
Total Long-Term Liabilities	69,305	145,509
Total Liabilities	3,215,610	1,632,031
Commitment and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized; 1,000,000 shares issued and outstanding as of March 31, 2025 and, 2024	1,000	1,000
Common stock, par value $0.001 per share, 350,000,000 shares authorized; 295,347,903 and 309,981,819 shares issued and 294,302,607 and 309,981,819 shares outstanding as of March 31, 2025, and March 31, 2024, respectively	295,348	309,982
Additional Paid in Capital	31,480,143	31,593,399
Accumulated Deficit	(27,738,975)	(29,655,076)
Treasury Stock, at cost (1,045,296 Shares)	(186,404)	—
Total Equity	3,851,111	2,249,305
TOTAL LIABILITIES AND EQUITY	$7,066,721	$3,881,336

The accompanying notes are an integral part of these consolidated financial statements.

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR YEARS ENDED MARCH 31, 2025, AND 2024

	2025	2024

Revenue	$33,117,624	$11,953,635
Cost of Goods Sold	8,817,488	4,125,139
Gross Profit	24,300,136	7,828,496
Expenses
Salaries Expense	14,115,643	4,358,917
Selling general and administrative expenses	4,154,838	166,976
Bank charges	1,066,577	422,970
Advertising & marketing	836,860	25,283
Legal and professional fees	305,932	1,774,182
Insurance	180,281	5,363
Depreciation and amortization	151,655	149,749
Utilities	40,392	15,368
Rent expense	—	10,797
Miscellaneous	—	6,542
Total Expenses	$20,852,178	$6,936,147
Other income (expense)
Dividend income	9,123	—
Interest earned	17	—
Net realized gain on sale of investments	300,162	—
Unrealized Gain (Loss) on fair value changes of investments	(365,661)	—
Interest Expense	(21,189)	(67,207)
Net Income before taxes	3,370,410	825,142
Income Taxes	116,776	13,003
Net Income	$3,253,635	$812,139
Earnings per common share-Basic and Diluted	$0.011	$0.003

Weighted average number of shares outstanding- Basic and Diluted	303,521,458	309,687,386

The accompanying notes are an integral part of these consolidated financial statements.

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR YEARS ENDING MARCH 31, 2025, AND 2024

	Common Stock		Preferred Stock		Additional paid in	Accumulated	Treasury
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Balance at March 31, 2024	309,981,819	$309,982	1,000,000	$1,000	$31,593,399	$(29,655,076)	-	$2,249,305
Repurchase of common stock	(14,633,916)	(14,635)	-	-	(113,256)	(1,337,534)	-	(1,465,425)
Treasury Stock	-	-	-	-	-	-	(186,404)	(186,404)
Net Income	-	-		-	-	3,253,635	-	3,253,635
Balance at March 31, 2025	295,347,903	$295,347	1,000,000	$1,000	$31,480,143	$(27,738,975)	$(186,404)	$3,851,111

	Common Stock		Preferred Stock		Additional paid in	Accumulated	Treasury
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Balance at March 31, 2023	282,611,083	$282,612	1,000,000	$1,000	$31,303,138	$(30,467,215)	-	$1,119,535
Common stock issued for cash	18,864,423	18,864	-	-	91,467	-	-	110,331
Stock-based compensation	300,000	300	-	-	-	-	-	300
Repurchase of common stock	(5,200,000)	(5,200)	-	-	(172,800)	-	-	(178,000)
Common stock issued for conversion of debt	13,406,313	13,406	-	-	371,594	-	-	385,000
Net Income	-	-	-	-	-	812,139	-	812,139
Balance at March 31, 2024	309,981,819	$309,982	1,000,000	1,000	$31,593,399	$(29,655,076)	-	$2,249,305

The accompanying notes are an integral part of these consolidated financial statements.

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR YEARS ENDED MARCH 31, 2025, AND 2024

	2025	2024

Cash flows from operating activities:
Net Income	$3,253,635	$812,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151,654	149,749
Stock based compensation	—	300
Unrealized loss on investments	365,661	—
Realized gain on sale of investments	(300,162)	—

Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	106,359	(235,423)
Deposits	(328,756)	(9,352)
Prepaid expenses and other current assets	(20,729)	—
Inventory	(188,200)	(305,478)
Other current liabilities
Lease liability, net	(96,003)	(73,870)
Accounts payable and accrued expenses	1,428,932	868,176
Net cash provided by operating activities	4,372,390	1,206,241

Cash flows from investing activities:
Purchases of property and equipment and intangibles	(753,165)	(26,520)
Purchase of investments	(4,312,675)	—
Sale of investments	3,601,738	—
Cash used for assets acquisition, net of cash acquired	(417,248)
Net cash used in investing activities	(1,881,350)	(26,520)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	110,331
Payments on loans and obligations	(429,131)	(450,217)
Proceeds from loan payable	179,488	—
Repurchase of common stock	(1,465,890)	(178,000)
Net Cash used in financing activities	(1,715,533)	(517,886)
Net increase in cash and cash equivalents	775,507	661,835
Cash and cash equivalents at beginning of the year	697,721	35,756
Cash and cash equivalents at end of the year	$1,473,228	$697,721

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$21,189	$67,207
Cash paid for income taxes	$28,319	$-
Non-Cash Transactions	-	-
Initial recognition of right of use asset	$100,294	$-
Common stock issued on conversion of notes payable	$-	$385,000

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1- ORGANIZATION AND NATURE OF OPERATIONS

Earth Science Tech, Inc. (“ETST” ) was incorporated under the laws of the State of Nevada on April 23, 2010, and subsequently redomiciled to the State of Florida on June 27, 2022. As of November 8, 2022, ETST operates as a holding company focused on acquisitions in the health and wellness sector.

The Company’s current operations include compounding pharmaceuticals, telemedicine and real estate development through its wholly owned subsidiaries: RxCompoundStore.com, LLC (“RxCompound”), Peaks Curative, LLC (“Peaks”), Avenvi, LLC (“Avenvi”), Mister Meds, LLC (“Mister Meds”), and Earth Science Foundation, Inc. (“ESF”). Subsequent to the reporting period, the Company acquired 100% of Las Villas Health Care, Inc. (“Villas”), DOConsultations, LLC (“DOC”), and an 80% interest in MagneChef (“Magne”).

RxCompound, based in Miami, Florida, is a fully licensed compounding pharmacy authorized to fulfill prescriptions in the following states and territories: Arizona, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Maine, Maryland, Minnesota, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, Utah, Wisconsin and Puerto Rico. RxCompound is actively pursuing licensure in the remaining U.S. states.

Peaks is a telemedicine referral platform offering asynchronous consultations for Peaks-branded compounded medications prepared at RxCompound and Mister Meds pharmacies. The platform operates in states where either of these two pharmacies are licensed. Through the development of its own healthcare provider network, MyOnlineConsultation.com, and ongoing licensure expansion for both pharmacies, Peaks aims to offer services nationwide. In addition, the company has recently expanded into the veterinary market through the acquisition of Zoolzy.com.

Avenvi is a diversified real estate company engaged in development, asset management, and financing. With a growing portfolio of real estate holdings, Avenvi provides turnkey solutions from development to end-user financing. It also manages investment activities for ETST and oversees the Company’s ongoing $5 million share repurchase program.

Mister Meds, acquired on October 1, 2024, is in Abilene, Texas. The pharmacy received full compounding licensure in March 2025. It operates out of a 5,000 sq. ft. facility owned by Avenvi and includes advanced sterile compounding capabilities with both positive and negative pressure environments, as well as hazardous drug handling. Mister Meds is currently applying for licensure in states not yet serviced by RxCompound.

ESF, a 501(c)(3) nonprofit organization incorporated on February 11, 2019, is the charitable arm of ETST. ESF accepts grants and donations to assist individuals who need financial support for prescription costs at both RxCompound and Mister Meds. This organization is not part of the financial statements.

Villas is a brick-and-mortar healthcare facility dedicated to the Spanish speaking community. Villas’ expert-led services include advanced sexual health treatments, and customized solutions to enhance physical performance. Villas combines compassionate, personalized care with clear, trustworthy education.

DOC was founded with a mission to modernize the availability and delivery of home-based therapies. DOC provides consultation to develop personalized a medication plans tailored to each customer’s health and wellness goals.

MagneChef is a direct-to-consumer retail brand. Utilizing its patents and intellectual properties, the company aims to develop new products that can be marketed and sold online. Currently, the company has developed products for cooking. MagneChef is in the process of expanding its product line for new offerings that incorporate its intellectual property.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Principles of consolidation

The accompanying consolidated financial statements include all the accounts of the Earth Science Tech, Inc. and its wholly owned subsidiaries RxCompoundstore, Peaks, Avenvi, and Mister Meds (collectively, the “Company”). All intercompany transactions have been eliminated during consolidation.

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed based on the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. If the carrying amount exceeds the asset’s fair value, an impairment loss is recognized in the amount of the excess. No impairment losses were recognized for the years ended March 31, 2025 and 2024.

Cash and cash equivalents.

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less, As of March 31, 2025, the Company’scash balance exceeded federally insured limits by approximately $607,620. The Company maintains its cash with high-credit-quality financial institutions and has not experienced any losses in such accounts. Management believes the Company is not exposed to significant credit risk with respect to these balances.

Accounts Receivable.

Accounts receivable are carried at their contractual amounts, less an estimated allowance for credit losses. Management estimates the allowance for credit losses using a loss-rate approach based on historical loss information, adjusted for management’s expectations about current and future economic conditions, as the basis to determine expected credit losses. Management exercises significant judgment in determining expected credit losses. Key inputs include macroeconomic factors, industry trends, the creditworthiness of counterparties, historical experience, the financial conditions of the customers, and the amount and age of past due accounts. Management believes that the composition of receivables at year-end is consistent with historical conditions as credit terms and practices and the client base has not changed significantly. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for credit losses only after all collection attempts have been exhausted. As of March 31, 2025 and 2024, the Company had not recorded an allowance for credit losses, as management determined that no reserve was necessary based on its assessment of the collectability of outstanding balances and the credit quality of its customers.

Revenue recognition

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company recognizes revenue when it satisfies performance obligations, by transferring promised goods or services to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for fulfilling those performance obligations. Revenue for product sales is recognized at point of sale or upon shipment, depending on the terms of the arrangement.. There are no contract assets or contract liabilities and therefore no unsatisfied performance obligations.

Equity Investments at fair value

The Company accounts for its equity securities in accordance with ASC 321, Investments – Equity Securities, as amended by ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. Equity securities with readily determinable fair values are measured at fair value, with changes in fair value recognized in earnings in the period in which they occur.

The following summarizes the aggregate cost and fair value of the Company’s equity securities as of March 31, 2025 and 2024:

	2025	2024
Cost Basis	$1,011,099	-
Unrealized gain/(loss)	(365,661)	-
Equity securities - Fair value	$645,438	-

Disaggregated Revenue

In accordance with ASC 606, the Company disaggregates revenue from contracts with customers by category — core and non-core - as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s disaggregated revenue by category is as follows:

	For the Years Ending March 31,
	2025	2024
Core:
Sale of Pharmaceutical products – RxCompound	$29,492,724	$11,924,804
Sale of Pharmaceutical products –Peaks	534,649	28,831
Total core revenue, net	$30,027,373	$11,953,635
Non-Core:
Shipping Income	$3,090,251	$-
Total revenue, net	$33,117,624	$11,953,635

During the years ended March 31, 2025 and 2024, the Company had a net realized gain on sales of investments of $300,162 and $0, and dividend income of $9,123 and $0. These amounts are not included in revenue from contracts with customers and are classified separately in other income.

As of March 31, 2025, the Company had three significant customers, accounting for approximately 7%, 10% and 9% of revenue. Total accounts receivable balances for these three customers were as follows:

	For the Years Ending March 31,
	2025	2024
Accounts Receivables	$129,064	$235,423

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory consists primarily of finished goods.

The Company evaluates inventory for excess and obsolescence based on factors such as current inventory levels, estimated product life cycles, historical and forecasted customer demand, and input from the product development team. When necessary, a reserve is recorded to reduce the carrying value of inventory to its estimated net realizable value. These estimates and assumptions are reviewed at least annually and updated as needed based on the Company’s business plans and market conditions.

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

Earnings per share

The Company follows ASC 260 to account for earnings per share. Basic earnings per common share calculations are determined by dividing net results from operations by the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Diluted earnings per share is calculated using the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, if any, using the treasury stock method.

For the years ended March 31, 2025 and 2024, basic and diluted earnings per share are the same because the Company had no potentially dilutive securities outstanding during those periods.

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

Stock Based Compensation

The Company applies the fair value method of ASC 718, Compensation-Stock Compensation, in accounting for its stock-based compensation. These standards state that compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period, if any. The Company uses the Black-Scholes option pricing model to determine the fair value of its stock, stock option and warrant issuance. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a few complex and subjective variables. These variables include the Company’s expected stock price, volatility over the term of the awards, actual employee exercise behaviors, risk-free interest rate and expected dividends. No stock-based commitments were outstanding as of March 31, 2025, and 2024.

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

The carrying amounts of the Company’s financial instruments, such as cash, accounts receivable, accounts payable and other liabilities, approximate fair value because of the short-term nature of these items.

As of March 31, 2025, all of the Company’s investments were classified as Level 1 and were measured at fair value using quoted market prices in active markets.

The fair value of the Company’s debt approximates its carrying value as of March 31, 2025 and 2024. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and terms of debt.

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

Recently issued accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as modified by FASB ASU No. 2019-10 and other subsequently issued related ASUs. The amendments in this Update affect loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash. The ASU requires an entity to recognize expected credit losses rather than incurred losses for financial assets. The amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this new guidance effective January 1, 2023 utilizing the modified retrospective transition method. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements, but did change how the allowance for credit losses is determined.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose significant segment expenses and other segment items on an interim and annual basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative threshold to determine its reportable segments. The new disclosure requirements are also applicable to entities that account and report as a single operating segment entity. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted the guidance for the annual reporting period ended December 31, 2024. There was no impact on the Company’s reportable segments identified.

Intangible assets

 Intangible assets consist of the Peaks telemedicine platform, the Holding Company’s web domains, and Mister Meds LLC’s software and domain. These intangible assets are considered to have finite useful lives and are amortized on a straight-line basis over an estimated useful life of five years.

The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If such indicators exist, the Company compares the carrying amount of the asset to the expected undiscounted future cash flows. An impairment loss is recognized if the carrying amount exceeds the asset’s fair value. No impairment losses were recognized for the years ended March 31, 2025 and 2024.

NOTE 3- INVENTORY

As of March 31, 2025, and March 31, 2024, the inventory reserves were not material.

	As of March 31,
	2025	2024
Raw materials	$411,810	$266,776
Finished goods	92,128	48,962
Inventory	$503,938	$315,738

NOTE 4 – PROPERTY AND EQUIPMENT, NET

	As of March 31,
	2025	2024
Land	$281,209	$-
Building	329,647	-
Equipment	860,736	176,602
Less: Accumulated depreciation	(87,482)	(41,250)
Property and Equipment, Net	$1,384,110	$135,352

Depreciation expense for the years ended March 31, 2025, and March 31, 2024, were $43,998 and $34,381 respectively.

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

The Company reviews the impairment of ROU assets consistent with the approach applied to the Company’s other long-lived assets, assessing recoverability when events or changes in circumstances indicate the carrying value may not be recoverable. The Company elected the practical expedient to exclude short-term leases (leases with original terms of 12 months or less) from ROU asset and lease liability accounts. The Company has elected not to apply the other transition practical expedients available under ASC 842.

The Company’s leases are classified as operating leases. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

Supplemental balance sheet information related to leases were as follows:

	As of March 31,
	2025	2024
Assets
Right of use asset, net	$172,429	$156,517

Operating lease liabilities
Current	121,851	70,487
Non-current	37,878	84,950
Total Lease Liabilities	$159,729	$155,437

The components of lease cost were as follows:

	For the Years Ending March 31,
	2025	2024
Operating lease cost	$90,650	$108,533
Variable lease cost	7,784	5,595
Sublease income	-	-
Total lease cost	$98,434	$114,128

Lease term and discount rate were as follows:

	For the Years Ending March 31,
	2025	2024
Weighted average remaining lease term - Operating leases	1.5 years	2.25 years

Weighted average discount rate - Operating leases	3%	3%

The following table presents the future minimum lease payments under non-cancelable operating leases as of March 31, 2025:

Year ended March 31	Operating Leases
2026	$125,072
2027	38,317
Total	163,389
Less: imputed interest	3,660
Present value of lease payment	$159,729

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of March 31,
	2025	2024
Telemedicine Platform	$17,806	$17,806
Web Domain	41,386	19,323
Software	56,334	-
Accumulated Amortization	(18,641)	(8,688)
Net Balance	96,885	28,441
Amortization expense	$9,953	$6,835

NOTE 7- GOODWILL

Goodwill was recorded in connection with the acquisition of RxCompoundStore.com, LLC and Peaks. On November 08, 2022, the Company acquired 100% of the outstanding equity interest of RxCompoundStore.com, LLC and Peaks Curative, LLC in exchange for shares, and recognized Goodwill as part of the purchase price allocation.

NOTE 8- ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	As of March 31,
	2025	2024

Officer compensation	1,812,680	666,883
Merchant fees	97,965	68,891
Payroll accrual	254,364	68,488
Credit card payable	68,586	37,456
Income-tax payable	88,427	13,001
Total Accrued Expenses	$2,322,022	$854,719

NOTE 9 – DEBT

Loans and Obligations consists of an equipment loan bearing interest at 5.28% per annum and matures March 12, 2027. Scheduled principal payments are as follows: $31,010 due during the year ended March 31, 2026 and $31,009 due during year ended March 31, 2027. Interest expense for the years ended March 31, 2025 and 2024 was $3,274 and $4,125.

Short term business loan represents a margin loan from Charles Schwab bearing interest of 11.075% per annum. The loan is repaid from the proceeds of stock and option salesTotal interest expense for the years ending March 31, 2025 and 2024 was $9,969and $_0..

NOTE 10 – ACQUISITION AND RELATED TRANSACTIONS

Mister Meds was acquired for a total consideration of $54,220 on October 1, 2024, and Avenvi, LLC was acquired for total consideration of $1,058,788 and the assumption of a $400,000 short-term loan, which was fully paid before March 31, 2025. The Company followed the guidelines under ASC 805, Business Combinations. The transaction was accounted for as an asset acquisition. No goodwill was recognized from the transactions since the fair value of the assets was the purchase price for both entities.

Mister Meds was in the construction process at the end of March 31, 2025. The company is projected to begin operations in the second quarter of 2025. The pharmacy will feature a state-of-the-art sterile room, equipped with both positive and negative pressure capabilities, as well as hazardous compounding facilities. It will operate from a 5,000 sq. ft. facility owned by Avenvi LLC, a related party. Additionally, Mister Meds plans to apply for state licenses in markets where RxCompoundStore.com is not yet licensed.

Assets acquired from Avenvi LLC and Mister Meds.

Cash	$295,760
Investments	186,824
Property and equipment	600,951
Intangibles assets	29,473
Total assets acquired	$1,113,008
Purchase price	$1,113,008

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Commitments and contingencies

The Company accounts for contingencies in accordance with ASC 450, Contingencies. A liability is recorded when it is probable that a loss has been incurred and the amount can be reasonably estimated. If a loss is reasonably possible but not probable, or if the amount cannot be estimated, the nature of the contingency and an estimate of the possible loss, if determinable, is disclosed. Remote contingencies are generally not disclosed unless related to guarantees.

Legal Matters:

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. As of March 31, 2025, there were no pending or threatened legal actions that, in management’s opinion, are expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Employment and Consulting Agreements:

On December 30, 2024, the Company adopted a new compensatory arrangement for its executive officers, which superseded the prior plan. Under this arrangement, Giorgio R. Saumat, the Company’s CEO and Chairman of the Board, shall receive a monthly salary of $200,000.00 during the term of this agreement. In addition to the monthly salary and in lieu of stock compensation (which the Company does not offer) the Executive is entitled to quarterly performance bonuses equal to 10% of the Company’s revenue for the preceding quarter. These bonuses are contingent on the Company’s assets increasing quarter over quarter by at least 5% . Mario G. Tabraue, the Company’s COO and a member of the Board of Directors, shall receive a monthly salary of $150,000.00 during the term of this agreement. In addition to the monthly salary and in lieu of stock compensation (which the Company does not offer) the Executive is entitled to quarterly performance bonuses equal to 7%of the Company’s revenue for the preceding quarter. These bonuses are contingent on the Company’s assets increasing quarter by at least 5%. These arrangements are for 24 months beginning on January 1, 2025.

NOTE 12 – EQUITY

Common stock:

The Company has authorized 350,000,000 shares of $.001 par value common stock. As of March 31, 2025, and March 31, 2024, the Company had 295,347,903 and 309,981,819 shares, respectively, of common stock issued and 294,302,607 and 309,981,819 outstanding.

During the fiscal year ended March 31, 2025, the Company did not issue any stock.

During the Fiscal Year ended March 31, 2025, the Company repurchased $1,465,425 of its common stock, 14,633,916 shares were cancelled, and 1,045,296 were held in treasury as of March 31, 2025.

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company follows the guidance of ASC 850, Related Party Disclosures, in identifying and disclosing transactions with related parties.

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions. Transactions with related parties have been disclosed in debt, acquisition, and officer’s compensation notes.

The Company pays compensation for Giorgio R. Saumat and Mario Tabraue to their respective solely owned LLCs, Point96 Consulting, LLC and Tabraue Consulting, LLC. These entities are considered related parties under ASC 850 due to their ownership and control relationships with the individuals providing services to the Company.

On October 1, 2024, the Company completed the acquisition of Avenvi, a Florida limited liability company, for $1,058,700. The payment structure included an upfront payment of $258,780 at closing, followed by subsequent monthly payments of $200,000, which were paid over four months through January 2025. The acquisition encompasses approximately four acres of vacant residential real estate intended for development, one commercial property comprising nearly half an acre featuring a standalone building with 25,000 square feet, and cash or cash equivalents held by Avenvi. Giorgio R. Saumat, who currently serves as the Company’s CEO and the Chairman of Board, is the seller in this transaction. The transaction was reviewed and approved by the Board of Directors to ensure that the terms were no less favorable to the Company than those that could be obtained from unaffiliated third parties.

On October 1, 2024, the Company completed the acquisition of Mister Meds, a Texas limited liability company, for $54,200. Mario G. Tabraue, who currently serves as the Company’s COO and is a Director of the Board, is the seller in this transaction. The transaction was reviewed and approved by the Board of Directors to ensure that the terms were no less favorable to the Company than those that could be obtained from unaffiliated third parties.

NOTE 14 – INCOME TAXES

The components of the provision for income taxes for the years ended March 31, 2025 and 2024 are as follows:

Components of Provision for Income Taxes	2025	2024
Current
Federal	$85,581	$7,830
State	31,195	5,173
Total Current Provision	116,776	13,003
Deferred
Federal	(458,686)	(203,122)
State	(120,132)	(53,199)
Total Deferred Provision (Benefit)	(578,818)	(256,321)
Change in Valuation allowance	578,818	256,321
Total provision for Income Taxes	116,776	13,003

The components of deferred tax assets and liabilities on March 31, 2025, and 2024, are approximately as follows:

	Year ending March, 31
	2025	2024
Deferred Tax assets:
Net Operating loss carry forwards	$1,446,256	$1,234,852
Goodwill	$523,069	$225,415
Depreciation	$33,700	30,906
Other	$66,966	-
Valuation allowance	$(2,069,991)	$(1,491,173)
Net deferred tax asset	$0	$0

A reconciliation of the U.S. statutory federal income tax rate to the Company’s effective tax rate for the years ended March 31, 2025 and 2024 are as follows:

	2025	2024
Federal statutory income tax rate	21.0%	21.0%
State taxes, net of federal benefit	4.35%	5.5%

Change in Valuation Allowance	(17.17)%	(24.9)%
Net effective tax rate	8.18%	1.6%

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2025, the Company has not recorded any unrecognized tax benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as interest expense and operating expenses, respectively. As of April 1, 2024, the Company had $0 unrecognized tax benefits and $0 charges during fiscal 2025, and accordingly, the Company did not recognize any interest or penalties during fiscal 2025 related to unrecognized tax benefits. There is $0 accrual for uncertain tax positions as of March 31, 2025.

As of March 31, 2025, the Company had a net operating loss carryforward (“NOL”) for federal and state income tax purposes of approximately $5,457,000. Of this amount, $5,336,541 is from pre-2018 and $120,459 from post 2018. NOLs generated pre-2018 can be carried forward for 20 years and post-2018 NOLs do not expire, but are limited to offset up to 80% of taxable income in any future period.

Internal Revenue Code Section 382 (“Section 382”) imposes limitations on the availability of a company’s net operating losses after certain ownership changes occur. Section 382 limitation is based upon certain conclusions pertaining to the dates of ownership changes and the value of the Company on the dates of the ownership changes. It was determined that an ownership change occurred in October 2013, and March 2014. The amount of the Company’s net operating losses incurred prior to the ownership changes is limited based on the value of the Company on the date of the ownership change. Management has not determined the amount of net operating losses generated prior to the ownership change available to offset taxable income after the ownership change.

NOTE 15 – SEGMENT REPORTING

The Company operates as a single reportable segment, as the Chief Operating Decision Maker (“CODM”), the Chief Executive Officer (“CEO”), evaluates the business on a consolidated basis and does not receive discrete financial information for multiple business units.

Measure of Segment Profit or Loss

The CODM assesses the Company’s financial performance based on operating income, which aligns with the amount reported in the statement of operations.

	2025	2024

Revenue	$33,117,624	$11,953,635
Cost of Goods Sold	8,817,488	4,125,139
Gross Profit	24,300,136	7,828,496
Expenses
Salaries Expense	14,115,643	4,358,917
Selling general and administrative expenses	4,154,838	166,976
Bank charges	1,066,577	422,970
Advertising & marketing	836,860	25,283
Legal and professional fees	305,932	1,774,182
Insurance	180,281	5,363
Depreciation and amortization	151,655	149,749
Utilities	40,392	15,368
Rent expense	—	10,797
Miscellaneous	—	6,542
Total Expenses	$20,852,178	$6,936,147
Other income (expense)
Dividend income	9,123	—
Interest earned	17	—
Net realized gain on sale of investments	300,162	—
Unrealized Gain (Loss) on fair value changes of investments	(365,661)	—
Interest Expense	(21,189)	(67,207)
Net Income before taxes	3,370,410	825,142
Income Taxes	116,776	13,003
Net Income	$3,253,635	$812,139

NOTE 16 – SUBSEQUENT EVENT

On April 1st, 2025, the Company acquired 100% of Las Villas Health Care, LLC and DOConsultations, LLC, for a total consideration of $200,000 cash. The Company acquired $63,980 of furniture and fixtures from Las Villas Health Care, LLC and $10,884 from DOConsultations, LLC with the remaining consideration of $125,136 recognized as goodwill.

On April 1st, 2025, the Company acquired 80% of Magnefuse, LLC, for a total consideration of $240,500 cash. The Company acquired the following assets:

Asset	Amount
Cash	$8,727
Inventory	33,396
Property and Equipment	6,161
Intangibles	58,774
Goodwill	133,442
Total	240,500

The Company evaluated the transactions and performed a significance test, the acquisitions do not meet the criteria to be considered significant.

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s design and operations of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this annual Report on Form 10-K/A. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Annual report, the Company’s disclosure controls and procedures were effective as of March 31, 2025.

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

Based on an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, Company management has concluded that the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act were ineffective as of the Evaluation Date based on the number of adjustments from the audit. The Company will continue to improve its internal controls, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE (Restated)

The Company does not, at present, have any employees other than the current officers and directors. We have not entered into any employment agreements, as we currently do not have any employees other than the current officers and directors.

Directors and Executive Officers

Name	Principal Occupation	Age	Director or Officer Since
Giorgio R. Saumat	CEO & Chairman of the Board	46	2022
Mario G. Tabraue	COO & Board of Director	46	2021
Ernesto Flores	CFO, Board of Director, Audit & Compensation Committee member	40	2024
Christopher Rose	Chief Technology Officer (CTO)	47	2024
Victoria Losada	Secretary, Board of Director, & Compensation Committee member	29	2024
Jeff P.H. Cazeau	Independent Director & Audit Committee member	58	2023
Yovan Sanchez	Board of Director	44	2023
Emiliano Curia	Independent Director, Audit & Compensation Committee member	46	2023

There are no other people nominated or chosen to become directors or executive officers, nor do we have any employees other than above-mentioned officers and directors.

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

Victoria Losada -Secretary & Director

Victoria Losada has been working in healthcare since 2018. She is a dedicated professional and has been leveraging her extensive experience and expertise to enhance the operations and efficiency at RxCompoundStore.com, LLC. since August of 2022. In 2023, Victoria was selected as Secretary and Treasurer of Earth Science Tech. She brought her practical insights and leadership experience to help guide the strategic direction and governance of the company. Her diverse professional background and commitment to excellence make her a valued asset in shaping innovative solutions and policies within Earth Science Tech as well as all its current and future subsidiaries.

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

Committees of The Board of Directors

The Company is managed under the direction of Giorgio R. Saumat, Mario G. Tabraue, Jeff P.H. Cazeau, Yovan Sanchez, Emiliano Curia, Ernesto Flores, and Victoria Losada.

The Company’s Audit Committee and Compensation Committee each consist of three members of the Board of Directors, two of whom are independent directors.

Officer’s and Director’s Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted of any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending. No executive Officer or Director of the Company is the subject of any pending legal proceedings. No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer currently or within two years of any involvement as a general partner, executive officer, or Director of any business.

ITEM 11. EXECUTIVE COMPENSATION

On September 29, 2023, the Company adopted a new compensatory arrangement for its executive officers, which superseded the prior plan. Under this arrangement, Giorgio R. Saumat, the Company’s CEO and Chairman of the Board, was entitled to receive twenty-one percent of the Company’s monthly revenue. Mario G. Tabraue, the Company’s COO and a member of the Board of Directors, was entitled to receive ten and one-half percent of the Company’s monthly revenue. This arrangement commenced on October 1, 2023, for a twelve-month term. Compensation was payable on the first day of each month based on the revenue generated in the preceding month, provided the Company increased its cash position on a quarter-over-quarter basis. In the event the Company failed to increase its cash position in a given quarter, the arrangement was subject to renegotiation, and no payments would be made at the beginning of the subsequent quarter. On August 15, 2024, the Board of Directors approved new twelve-month employment agreements for both the CEO and the COO, effective October 1, 2024. Pursuant to these agreements, the CEO was entitled to receive eighteen percent of the Company’s monthly cash receipts, while the COO was entitled to receive twelve percent. As with the prior arrangement, payments were contingent upon the Company achieving a quarter-over-quarter increase in net profit. If net profit did not increase for a given quarter, the agreements would require renegotiation, and no payments would be made at the beginning of the following quarter. On December 30, 2024, the CEO and COO entered into an amendment to their respective employment agreements, which was approved by the Board of Directors and became effective January 1, 2025. Under the amended terms, the CEO receives a fixed monthly salary of two hundred thousand dollars, and the COO receives a fixed monthly salary of one hundred fifty thousand dollars. In addition to their base salaries, and in lieu of any stock-based compensation, both officers are eligible to receive quarterly performance bonuses, provided the Company’s total assets increase by at least five percent on a quarter-over-quarter basis. If this performance threshold is met, the CEO is entitled to a bonus equal to ten percent of the Company’s revenue for the preceding quarter, and the COO is entitled to a bonus equal to seven percent of the Company’s revenue for the same period. Additionally, in their capacities as members of the Board of Directors, the CEO and COO are entitled to receive four thousand dollars for each Board meeting attended.

On March 4, 2024, the Company’s Board of Directors appointed Ernesto L. Flores as Chief Financial Officer, succeeding Gabrielle Schuster. Mr. Flores receives an annual base salary of one hundred sixty thousand dollars, paid on a biweekly basis. He is eligible for milestone-based bonuses, as well as a year-end discretionary bonus determined by the Company’s Chief Executive Officer. On December 26, 2024, Mr. Flores was elected to the Company’s Board of Directors and appointed as a member of the Audit and Compensation Committees. In this capacity, he is entitled to receive compensation of four thousand dollars for each Board meeting attended. On March 11, 2025, the Board of Directors and the Compensation Committee approved the continuation of Mr. Flores’s compensation arrangement and added performance-based bonuses, with amounts to be determined at the sole discretion of the Chief Executive Officer.

On April 16, 2024, the Company’s Board of Directors appointed Christopher Rose as the Company’s Chief Technology Officer (“CTO”). Mr. Rose will receive an annual base salary of two hundred seventy thousand dollars, payable on a biweekly basis. In addition, he will be eligible to receive milestone-based bonuses and may be considered for a discretionary year-end bonus, as determined by the Company’s Chief Executive Officer. On March 11, 2025, the Board of Directors and the Compensation Committee approved the continuation of Mr. Rose’s compensation arrangement and added performance-based bonuses, the amounts of which will be determined at the sole discretion of the Chief Executive Officer.

Victoria Losada, the Company’s Secretary elected in late 2023, receives compensation of five hundred dollars for each Board meeting attended in her capacity as Secretary. On December 26, 2024, Ms. Losada was also elected as a member of the Company’s Board of Directors and appointed as a member of the Compensation Committee, entitling her to an additional four thousand dollars for each Board meeting attended in that role.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the Company. Such payments are set forth above in the section entitled “Executive Compensation.”

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

None.

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

None.

CONSULTING AGREEMENTS WITH OFFICERS AND DIRECTORS

None.

DIRECTOR COMPENSATION

In 2024, the Company began compensating each of its members of the Board of Directors four thousand dollars per Board of Directors meeting attended during their term.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 31, 2025, we had outstanding 295,347,903 shares of common stock. Each share of common stock is currently entitled to one vote on all matters put to a vote of our stockholders. The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of the date hereof by:

●	each person known by us to be the beneficial owner of more than five percent of our outstanding common stock;

●	each of our current directors;

●	each our current executive officers and any other persons identified as a “named executive” in the Summary Compensation Table above; and

●	all our current executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes general voting power and/or investment power with respect to securities. Shares of common stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of the record date, and shares of common stock issuable upon conversion of other securities currently convertible or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Under the applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares. In any case where an individual has beneficial ownership over securities that are not outstanding but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage Beneficially Owned” column of the table may include shares that are not presently outstanding, the total sum of the percentages set forth in such a column may exceed 100%. Unless otherwise indicated, the address of each of the following persons is 8950 SW 74th CT Suite 1401, Miami, FL 33156, USA, and, based upon information available or furnished to us, each such person has sole voting and investment power with respect to the shares set forth opposite his, her or its name.

Beneficial Owner (1)	Common Stock	Series B Preferred Stock	Number of Shares Beneficially Owned (2)	Percent (3)
5% Stockholders:
Jose Rodriguez (4)	16,000,000		16,000,000	5.42%
Mario A. Portela	20,500,000		20,500,000	6.94%
Dr. Issa El-Cheikh	23,000,000		23,000,000	7.79%

Named Executive Officers and Directors:
Giorgio R. Saumat – CEO, Secretary and Chairman of the Board (5)	122,780,127	1,000,000	122,780,127	41.57%
Mario G. Tabraue - COO & Board of Director (6)	12,422,023		12,422,023	4.21%
Ernesto L. Flores - CFO, Board of Director, Audit and Compensation Committee member (7)	94,978		94,978	0.03%
Christopher Rose - CTO (8)	85,151		85,151	0.03%
Victoria Losada - Treasurer, Board of Director, and Compensation Committee member(9)	1,051,001		1,051,001	0.36%
Yovan Sanchez - Board of Director (10)	1,606,151		1,606,151	0.54%
Jeff P.H. Cazeau - Independent Director, Audit and Compensation Committee member (11)	318,860		318,860	0.11%
Emiliano Curia, MD - Independent Director and Audit Committee member (12)	5,000		5,000	0.00%
All executive officers and directors as a group (8 persons)			138,363,291	46.85%

(1)	Except as otherwise indicated, the people named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2)	Under SEC rules, a person is deemed to be the beneficial owner of shares that can be acquired by such a person within 60 days upon the exercise of options or the settlement of other equity awards.

(3)	Calculated on the basis of 295,347,903 shares of common stock outstanding as of March 31, 2025, plus any additional shares of common stock that a stockholder has the right to acquire within 60 days after March 31, 2025. Further, the positions listed are as of the date of this Registration Statement.

(4)	Since the last reported fiscal year end, Jose Rodriguez sold and gifted a total of 4,500,000 shares of the Company’s common stock through private transactions.

(5)	Since the last reported fiscal year end, Giorgio R. Saumat increased his ownership position by acquiring a total of 3,077,720 shares of the Company’s common stock through open market purchases, at prices ranging from $0.0625 to $0.27 per share. All such acquisitions were disclosed by Mr. Saumat in Form 4 filings, in accordance with SEC regulations.

(6)	Since the last reported fiscal year end, Mario G. Tabraue increased his ownership position by acquiring a total of 170,000 shares of the Company’s common stock through open market purchases, at prices ranging from $0.15 to $0.249 per share. All such acquisitions were disclosed by Mr. Tabraue in Form 4 filings, in accordance with SEC regulations.

(7)	Ernesto L. Flores has served as the Company’s CFO since March 2024. During the current year-end reporting period, Mr. Flores acquired 94,978 shares of the Company’s common stock through open market purchases at prices ranging from $0.20 to $0.23 per share. All such acquisitions were disclosed by Mr. Flores in Form 4 filings, in compliance with SEC regulations.

(8)	Christopher Rose has served as the Company’s CTO since April 2024. During the current year-end reporting period, Mr. Rose acquired 85,151 shares of the Company’s common stock through open market purchases at prices ranging from $0.15 to $0.22 per share. All such acquisitions were disclosed by Mr. Rose in Form 4 filings in compliance with SEC regulations.

(9)	Victoria Losada has served as the Company’s Secretary since late 2023. In early 2023, Ms. Losada privately purchased 1,000,001 shares of the Company’s common stock directly from the Company. During the current year-end reporting period, she acquired an additional 51,000 shares of common stock through open market purchases at prices ranging from $0.20 to $0.23 per share. All such acquisitions were disclosed by Ms. Losada in Form 4 filings, in compliance with SEC regulations.

(10)	Since the last reported fiscal year end, Yovan Sanchez increased his ownership position by acquiring a total of 956,151 shares of the Company’s common stock through open market purchases, at prices ranging from $0.059 to $0.18 per share. All such acquisitions were disclosed by Mr. Sanchez in Form 4 filings, in accordance with SEC regulations.

(11)	Jeff P.H. Cazeau has served as the Independent Director since February 2023. During the current year-end reporting period, Mr. Cazeau acquired 318,860 shares of the Company’s common stock through open market purchases at prices ranging from $0.12 to $0.22 per share. All such acquisitions were disclosed by Mr. Cazeau in Form 4 filings in compliance with SEC regulations.

(12)	Emiliano Curia MD has served as the Company’s Independent Director since late 2023. During the current year-end reporting period, Mr. Curia acquired 5,000 shares of the Company’s common stock through open market purchases at $0.18 per share. His acquisition was disclosed by Mr. Curia in a Form 3 filing in compliance with SEC regulations.

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

There were no grants of stock options since inception to March 31, 2025. We do not have any long-term incentive plans that provide compensation intended to serve as an incentive for performance.

The Board of Directors of the Company has not adopted a stock option plan. The company has no plans to adopt one but may choose to do so in the future. If such a plan is adopted, this may be administered by the board, or a committee appointed by the board (the “Committee”). The Committee would have the power to modify, extend, or renew outstanding options and to authorize the grant of new options in substitution therefor, provided that any such action may not impair any rights under any option previously granted. The Company may develop an incentive-based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

EQUITY ISSUANCES TO OFFICERS AND DIRECTORS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the fiscal year ended March 31, 2025, we incurred approximately $60,000 in audit and audit related fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the year ended March 31, 2025.

Stephano Slack, LLC is the Company’s principal auditing firm for the fiscal year ending March 31, 2025, which billed the Company $60,000 for audit services during the year. The Company’s Board of Directors has considered whether the provisions of audit services are compatible with maintaining Assurance Dimensions LLC’ independence. The engagement of our independent registered public accounting firm was approved by our Board of Directors prior to the start of the audit of our consolidated financial statements for the year ended March 31, 2025.

Assurance Dimensions Certified Public Accountants & Associates was the audit firm that performed audit services for the fiscal year ended March 31, 2024.

The following table represents aggregate fees billed to the Company for the Fiscal Years ended March 31, 2025, and 2024.

Services	2025	2024
Audit fees	$60,000	$65,000
Audit related fees	-	-
Tax fees	7,500	7,500
All other fees	-	-
Total fees	$67,500	$72,500

PART IV

ITEM 15. EXHIBITS

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit		Incorporated by Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EARTH SCIENCE TECH, INC.

Dated: June 26, 2025	By:	/s/ Giorgio R. Saumat
Giorgio R. Saumat
	Its:	CEO and Director

