Form 10-Q
period 2025-06-30
Earth Science Tech, Inc.
filed 2025-08-08
CIK 1538495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 5, 2025 there were 294,297,607 Common shares issued and outstanding, and 1,000,000 Preferred shares of the registrant’s stock outstanding.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of June 30, 2025	As of March 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$877,585	$1,473,228
Accounts Receivable	341,644	129,064
Equity Investments at fair value	887,071	645,438
Inventory	811,859	503,938
Deposits	52,229	338,108
Prepaid	111,009	20,730
Total current assets	3,081,397	3,110,505

Non-Current Assets:
Property and equipment, net	1,638,337	1,384,110
Right of use asset, net	226,092	172,429
Goodwill	2,648,789	2,302,792
Intangible assets, net	184,838	96,885
Total Assets	$7,779,453	$7,066,721

LIABILITIES AND EQUITY
Accounts payable	$960,062	$492,352
Accrued expenses and other payable	2,246,522	2,322,022
Current portion of operating lease obligations	159,644	121,851
Current portion of equipment loan	30,592	30,592
Short-term business loan	-	179,488
Total Current Liabilities	3,396,820	3,146,305

Long-Term Liabilities:
Lease liability less current maturities	70,571	37,878
Equipment loan, non-current	24,786	31,427
Total Liabilities	3,492,177	3,215,610
Commitment and Contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding as of June 30, 2025, and March 31, 2025, respectively	1,000	1,000
Common stock, par value $0.001 per share, 350,000,000 shares authorized; 294,297,607 issued and outstanding, and 295,347,903 issued and outstanding as of June 30, 2025, and March 31, 2025, respectively	294,297	295,348
Additional paid-in capital	31,294,135	31,480,143
Accumulated deficit	(27,273,936)	(27,738,975)
Treasury Stock, at cost 500,000 and 1,045,296 shares as of June 30, 2025 and March 31, 2025, respectively	(80,020)	(186,404)
Non-controlling interest	51,800	-
Total stockholders’ Equity	4,287,276	3,851,111
Total Liabilities and Equity	$7,779,453	$7,066,721

See accompanying notes to these unaudited consolidated financial statements.

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THREE MONTHS ENDED JUNE 30, 2025, AND 2024.

(UNAUDITED)

	For the Three Months Ended June 30,
	2025	2024

Revenue	$8,760,190	$8,568,918
Cost of goods sold	2,669,415	2,158,484
Gross Profit	6,090,775	6,410,434

Expenses:
Salaries expenses	3,801,116	3,335,130
General and administrative expense	980,172	60,596
Marketing	633,926	211,446
Bank charges	255,342	288,845
Insurance expense	44,293	35,805
Legal and professional fees	73,119	1,336,560
Depreciation and amortization	34,563	30,232
Utilities	26,614	4,528
Rent	-	42,274
Total Expenses	5,849,144	5,345,416
Other Income/Expenses
Net realized gain on sale of investments	81,586	-
Dividend income	2,453	-
Interest earned	-	13,200
Unrealized gain of fair value changes of investments	135,316	-
Interest expense	(4,272)	(1,964)
Net Income before taxes	456,714	1,076,254
Income Taxes	-	-
Net Income	$456,714	$1,063,251

Net Loss Attributed to Non-Controlling Interest	8,325	-
Net Income attributable to stockholders	$465,039	$1,076,254
Earnings per common share-Basic and Diluted	$0.001	$0.003

Weighted average number of common shares outstanding basic and diluted	294,508,894	309,941,192

See accompanying notes to these unaudited consolidated financial statements.

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the three months ended June 30, 2025 and 2024

	Common Stock		Preferred Stock		Additional paid in	Accumulated		Treasury
Description	Shares	Amount	Shares	Amount	Capital	Deficit	NCI	Stock	Total
Balance at March 31, 2025	295,347,903	$295,347	1,000,000	$1,000	$31,480,143	$(27,738,975)	-	(186,404)	$3,851,111
Repurchase of common stock	-	-	-	-	-	-	-	(80,674)	(80,674)
Retirement of Treasury Stock	(1,050,296)	(1,050)			(186,008)	-	-	187,058	-
Acquisition of subsidiary	-	-	-	-			60,125	-	60,125
Net Income (Loss)	-	-	-	-	-	465,039	(8,325)	-	456,714
Balance at June 30, 2025	294,297,607	$294,297	1,000,000	1,000	$31,294,135	$(27,273,936)	51,800	(80,020)	$4,287,276

	Common Stock		Preferred Stock		Additional paid in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2024	309,981,819	$309,982	1,000,000	$1,000	$31,593,399	$(29,655,076)	$2,249,305
Repurchase of common stock	(914,108)	(914)	-	-	(157,559)	-	(158,473)
Treasury Stock	-	-	-	-	-	-
Net Income	-	-	-	-		1,076,254	1,076,254
Balance at June 30, 2024	309,067,711	309,068	1,000,000	1,000	31,435,840	$(28,578,822)	$3,167,086

See accompanying notes to these unaudited consolidated financial statements.

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

FOR THREE MONTHS ENDED JUNE 30, 2025, AND 2024.

(UNAUDITED)

	2025	2024
Cash flows from operating activities:
Net Income	$456,714	$1,076,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,563	30,232
Unrealized gain on investments	(135,316)	-
Realized gain on sale of investments	(81,586)	-

Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(212,580)	(82,264)
Deposits	285,879	(5,099)
Prepaid expenses and other current assets	(90,279)	(123,933)
Inventory	(265,551)	76,564

Lease liability, net	16,823	(17,426)
Accounts payable and accrued expenses	330,709	(3,143)
Net cash provided by operating activities	339,376	951,185

Cash flows from investing activities:
Purchases of property and equipment and intangibles	(232,220)	(99,725)
Purchase of investments	(1,309,785)	-
Sale of investments	1,285,054	-
Cash used for asset acquisitions, net of cash acquired	(411,265)	-
Net cash used in investing activities	(668,216)	(99,725)

Cash flows from financing activities:
Payments on equipment loan	(186,129)	(6,301)
Repurchase of common stock	(80,674)	(158,473)
Net Cash used in financing activities	(266,803)	(164,774)
Net increase (decrease) in cash and cash equivalents	(595,643)	686,686
Cash and cash equivalents at beginning of the period	1,473,228	697,721
Cash and cash equivalents at end of the period	$877,585	$1,384,407

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$14,984	1,964
Cash paid for income taxes	$-	$-
Non-Cash Transactions
Initial recognition of right of use asset	$104,906	$-
Retirement of treasury stock	$187,058	$-
Common stock issued on conversion of notes payable	$-	$385,000

See accompanying notes to these unaudited consolidated financial statements.

EARTH SCIENCE TECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(UNAUDITED)

NOTE 1- ORGANIZATION AND NATURE OF OPERATIONS

Earth Science Tech, Inc. (“ETST”) was incorporated under the laws of the State of Nevada on April 23, 2010, and subsequently redomiciled to the State of Florida on June 27, 2022. As of November 8, 2022, ETST operates as a holding company focused on acquisitions in the health and wellness sector.

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

DOC was founded with a mission to modernize the availability and delivery of home-based therapies. DOC provides consultations to develop personalized medication plans tailored to each customer’s health and wellness goals.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The accompanying unaudited consolidated financial statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Significant Accounting Policies included in the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2025, as originally filed with the Securities and Exchange Commission on March 18, 2025 and Amendment No. 1 to the Form 10-K filed on June 27, 2025 (the “2025 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the 2025 Annual Report. The interim operating results for the three months ending June 30, 2025 may not be indicative of operating results expected for the full year.

Basis of presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Principles of consolidation

The accompanying consolidated financial statements include all the accounts of the Earth Science Tech, Inc. and its subsidiaries (collectively, the “Company”). All intercompany transactions have been eliminated during consolidation.

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed based on the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. If the carrying amount exceeds the asset’s fair value, an impairment loss is recognized in the amount of the excess. No impairment losses were recognized for the three months ended June 30, 2025, and March 31, 2025.

Cash and cash equivalents.

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less, As of June 30, 2025, the Company’s cash balance exceeded federally insured limits by approximately $231,054. The Company maintains its cash with high-credit-quality financial institutions and has not experienced any losses in such accounts. Management believes the Company is not exposed to significant credit risk with respect to these balances.

Accounts Receivable.

Accounts receivable are carried at their contractual amounts, less an estimated allowance for credit losses. Management estimates the allowance for credit losses using a loss-rate approach based on historical loss information, adjusted for management’s expectations about current and future economic conditions, as the basis to determine expected credit losses. Management exercises significant judgment in determining expected credit losses. Key inputs include macroeconomic factors, industry trends, the creditworthiness of counterparties, historical experience, the financial conditions of the customers, and the amount and age of past due accounts. Management believes that the composition of receivables at year-end is consistent with historical conditions as credit terms and practices and the client base has not changed significantly. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for credit losses only after all collection attempts have been exhausted. As of June 30, 2025, and March 31, 2025, the Company had not recorded an allowance for credit losses, as management determined that no reserve was necessary based on its assessment of the collectability of outstanding balances and the credit quality of its customers.

Revenue recognition

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company recognizes revenue when it satisfies performance obligations, by transferring promised goods or services to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for fulfilling those performance obligations. Revenue for product sales is recognized at point of sale or upon shipment, depending on the terms of the arrangement. There are no contract assets or contract liabilities and therefore no unsatisfied performance obligations.

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

The Company’s disaggregated revenue by category is as follows:

	For the three months ending June 30,
	2025	2024
Core:
Sale of Pharmaceutical products – RxCompound	$7,950,120	$8,526,880
Sale of Pharmaceutical products –Peaks	541,135	42,038
Sale of products and services –Villas Health	119,627	-
Sale of Pharmaceutical products –Doconsultations	104,695	-
Sale of Pharmaceutical products –Mister Meds	22,812	-
Services MOC Teledoc	11,032	-
Sale of products- Magnefuse LLC	10,769	-
Total revenue	$8,760,190	$8,568,918

During the three months ended June 30, 2025, and 2024, the Company had a net realized gain on sales of investments of $81,586 and $0, dividend income of $2,453 and $0 and interest income of $0 and $13,200. These amounts are not included in revenue from contracts with customers and are classified separately in other income.

As of June 30, 2025, the Company had three significant customers, accounting for approximately 7%, 10% and 9% of revenue. Total accounts receivable balances for the three customers was $341,644.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory consists primarily of finished goods.

The Company evaluates inventory for excess and obsolescence based on factors such as current inventory levels, estimated product life cycles, historical and forecasted customer demand, and input from the product development team. When necessary, a reserve is recorded to reduce the carrying value of inventory to its estimated net realizable value. These estimates and assumptions are reviewed at least annually and updated as needed based on the Company’s business plans and market conditions. As of June 30, 2025, and March 31, 2025, the inventory reserves were not material.

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

For the three months ended June 30, 2025, and 2024, basic and diluted earnings per share are the same because the Company had no potentially dilutive securities outstanding during those periods.

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

Stock Based Compensation

The Company applies the fair value method of ASC 718, Compensation-Stock Compensation, in accounting for its stock-based compensation. These standards state that compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period, if any. The Company uses the Black-Scholes option pricing model to determine the fair value of its stock, stock option and warrant issuance. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a few complex and subjective variables. These variables include the Company’s expected stock price, volatility over the term of the awards, actual employee exercise behaviors, risk-free interest rate and expected dividends. No stock-based commitments were outstanding as of June 30, 2025, and March 31, 2025.

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

As of June 30, 2025, all of the Company’s investments were classified as Level 1 and were measured at fair value using quoted market prices in active markets.

The fair value of the Company’s debt approximates its carrying value as of June 30, 2025, and March 31, 2025. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and terms of debt.

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

Recently issued accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as modified by FASB ASU No. 2019-10 and other subsequently issued related ASUs. The amendments in this Update affect loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash. The ASU requires an entity to recognize expected credit losses rather than incurred losses for financial assets. The amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this new guidance effective April 1, 2023, utilizing the modified retrospective transition method. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements but did change how the allowance for credit losses is determined.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose significant segment expenses and other segment items on an interim and annual basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative threshold to determine its reportable segments. The new disclosure requirements are also applicable to entities that account and report as a single operating segment entity. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance April 1, 2024. There was no impact on the Company’s reportable segments identified.

ASU 2024-03 – Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses, such as the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization, included in each relevant expense caption; disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and disclosure of the total amounts of selling expenses. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of this ASU on its consolidated financial statement disclosures.

Intangible assets

Intangible assets consist of the Peaks telemedicine platform, the Holding Company’s web domains, patents, and Mister Meds LLC’s software and domain. These intangible assets are considered to have finite useful lives and are amortized on a straight-line basis over an estimated useful life of five years.

The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If such indicators exist, the Company compares the carrying amount of the asset to the expected undiscounted future cash flows. An impairment loss is recognized if the carrying amount exceeds the asset’s fair value. No impairment losses were recognized for the three months ended June 30, 2025, and 2024.

NOTE 3- INVENTORY

	As of
	June 30, 2025	March 31, 2025
Raw materials	$549,487	$411,810
Finished goods	262,372	92,128
Inventory	$811,859	$503,938

NOTE 4 – PROPERTY AND EQUIPMENT, NET

	As of
	June 30, 2025	March 31, 2025
Land	$337,531	$281,209
Building	329,647	329,647
Land Improvements	27,030	-
Furniture and Equipment	1,060,755	860,736
	1,754,963	1,471,592
Less: Accumulated depreciation	(116,626)	(87,482)
Property and Equipment, Net	$1,638,337	$1,384,110

Depreciation expense for the three months ended June 30, 2025, and June 30, 2024, were $24,303 and $10,999 respectively.

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

Supplemental balance sheet information related to leases were as follows:

	As of
	June 30, 2025	March 31, 2025
Assets
Right of use asset, net	$226,092	$172,429

Operating lease liabilities
Current	159,644	121,851
Non-current	70,571	37,878
Total Lease Liabilities	$230,215	$159,729

The components of lease cost were as follows:

	For the three months ending June 30,
	2025	2024
Operating lease cost	$40,245	$17,525
Variable lease cost	1,538	1,719
Sublease income	-	-
Total lease cost	$41,783	$19,244

Lease term and discount rate were as follows:

	As of
	June 30, 2025	March, 2025
Weighted average remaining lease term - Operating leases	2 years	1.5 years

Weighted average discount rate - Operating leases	3%	3%

The following table presents the future minimum lease payments under non-cancelable operating leases as of March 31, 2025:

As of June 30, 2025	Operating Leases
2026	$128,098
2027	106,637
Total	234,375
Less: imputed interest	(4,520)
Present value of lease payment	$230,215

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of
	June 30, 2025	March 31, 2025
Telemedicine Platform	$17,806	$17,806
Web Domain	41,386	41,386
Software	127,075	56,334
Patents	38,717	-
Accumulated Amortization	(40,146)	(18,641)
Net Balance	$184,838	$96,885

For the three months ended June 30, 2025, and 2024, amortization expense was $3,991 and $1,708 respectively.

NOTE 7- GOODWILL

Goodwill was recorded in connection with the acquisition of RxCompoundStore.com, LLC , Peaks Curative, LLC , Magnefuse LLC, Las Villas Health and Doconsultations LLC. On November 08, 2022, the Company acquired 100% of the outstanding equity interest of RxCompoundStore.com, LLC and Peaks Curative, LLC in exchange for shares. On April 1, 2025, the Company acquired 100% of Las Villas Health LLLC and Doconsultations LLC, and 80% of Magnefuse LLC, and recognized Goodwill as part of the purchase price allocation.

NOTE 8- ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	As of
	June 30, 2025	March 31, 2025
Officer compensation	1,394,734	1,812,680
Merchant fees	72,343	97,965
Payroll accrual	293,455	254,364
Credit card payable	294,829	68,586
Insurance Payable	102,734	-
Income-tax payable	88,427	88,427
Total Accrued Expenses	$2,246,522	$2,322,022

NOTE 9 – DEBT

Equipment loan:

Equipment loan consists of an equipment loan bearing interest at 5.28% per annum and matures March 12, 2027. Scheduled principal payments are as follows: $30,592 due during the year ended March 31, 2026, and $24,786 due during the year ended March 31, 2027. Interest expense for the three months ended June 30, 2025, and 2024 was $986 and $1,052.

Short-term business loan

Short term business loan represents a margin loan from Charles Schwab bearing interest of 11.075% per annum. The loan is repaid from the proceeds of stock and option sales. Total interest expense for the three months ended June 30, 2025, and 2024 was $2,438 and $0.

NOTE 10 – ACQUISITION AND RELATED TRANSACTIONS

Las Villas Health, LLC and Doconsultations, LLC were acquired for total cash consideration of $200,000 on April 1, 2025. The transaction was accounted for as business combination under ASC 805. No liabilities were assumed in acquisition. The acquisition resulted in goodwill of $117,693.

On April 1, 2025, the Company also completed the acquisition of 80% of Magnefuse, LLC for total cash consideration of $240,500. The transaction was accounted for as business combination under ASC 805. The acquisition resulted in goodwill of $228,304.

The following table summarizes the aggregate fair values of the assets acquired and liabilities assumued for acquisitions completed during the quarter ended June 30, 2025. No individual acquisition was material on a standalone basis.

Cash	$29,235
Inventory	42,370
Property and equipment	71,682
Intangibles assets	72,841
Total assets acquired	216,628
Accounts payable	(61,500)
Net Assets	$154,629
Non Controlling Interest	(60,125)
Goodwill	$345,997
Purchase price	$440,500

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

Legal Matters:

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. As of June 30, 2025 and March 31, 2025, there were no pending or threatened legal actions that, in management’s opinion, are expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Employment and Consulting Agreements:

On December 30, 2024, the Company adopted a new compensatory arrangement for its executive officers, which superseded the prior plan. Under this arrangement, Giorgio R. Saumat, the Company’s CEO and Chairman of the Board, shall receive a monthly salary of $200,000.00 during the term of this agreement. In addition to the monthly salary and in lieu of stock compensation (which the Company does not offer) the Executive is entitled to quarterly performance bonuses equal to 10% of the Company’s revenue for the preceding quarter. These bonuses are contingent on the Company’s assets increasing quarter over quarter by at least 5%. Mario G. Tabraue, the Company’s COO and a member of the Board of Directors, shall receive a monthly salary of $150,000.00 during the term of this agreement. In addition to the monthly salary and in lieu of stock compensation (which the Company does not offer) the Executive is entitled to quarterly performance bonuses equal to 7% of the Company’s revenue for the preceding quarter. These bonuses are contingent on the Company’s assets increasing quarter over quarter by at least 5%. These arrangements are for 24 months beginning on January 1, 2025.

NOTE 12 – EQUITY

Common stock:

The Company has authorized 350,000,000 shares of $.001 par value common stock. As of June 30, 2025, and March 31, 2025, the Company had 294,297,607 and 295,347,903 shares, respectively, of common stock issued and 294,173,903 and 294,302,607 outstanding.

During the three months ended June 30, 2025, the Company did not issue any stock.

During the three months ended June 30, 2025, the Company repurchased 505,000 shares of its common stock for $80,674 and retired 1,050,296 of its common stock with a cost of $187,058 and holds 500,000 shares in treasury at cost of $80,020.

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

NOTE 14 – INCOME TAXES

The income tax provisions for the three months ended June 30, 2025, and 2024 was $0 and $13,003.

Although the Company reported pre-tax book income for the three months ended June 30, 2025, no income tax provision was recorded as some book income, such as unrealized investment gains, is not currently taxable, and due to temporary differences such as tax depreciation exceeding book depreciation, resulting in no current taxable income.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of April 1, 2025, the Company had no unrecognized tax benefits, or any tax related interest or penalties, and it does not expect significant changes in the amount of unrecognized tax benefits to occur within the next twelve months. There were no changes in the Company’s unrecognized tax benefits during the three-month period ended June 30, 2025. The Company did not recognize any interest or penalties during 2025 related to unrecognized tax benefits.

With few exceptions, the U.S. and state income tax returns filed for the tax years ending on March 31, 2022, and thereafter are subject to examination by the relevant taxing authorities.

NOTE 15 – SEGMENT REPORTING

The Company operates as a single reportable segment. As the Chief Operating Decision Maker (“CODM”), the Chief Executive Officer (“CEO”), evaluates the business on a consolidated basis and does not receive discrete financial information for multiple business units.

Measure of Segment Profit or Loss

The CODM assesses the Company’s financial performance based on operating income, which aligns with the amount reported in the statement of operations.

	For the Three Months Ended June 30,
	2025	2024
Revenue	$8,760,190	$8,568,918
Cost of goods sold	2,669,415	2,158,484
Gross Profit	6,090,775	6,410,434

Expenses:
Salaries expenses	3,801,116	3,335,130
General and administrative expense	980,171	60,596
Marketing	633,926	211,446
Bank charges	255,342	288,845
Insurance expense	44,293	35,805
Legal and professional fees	73,119	1,336,560
Depreciation and amortization	34,563	30,232
Utilities	26,614	4,528
Rent	-	42,274
Total Expenses	5,849,144	5,345,416
Other Income/Expenses
Net realized gain on sale of investments	81,586	-
Dividend income	2,453	-
Interest earned	-	13,200
Unrealized loss of fair value changes of investments	135,316	-
Interest expense	(4,272)	(1,964
Net Income before taxes	456,714	1,076,254
Income Taxes	-	13,003
Net Income	$456,714	$1,063,251
Net Loss Attributed to Non- Controlling Interest	8,325	-
Net Income Attributed to Stockholders	$465,039	$1,063,251

NOTE 16 – SUBSEQUENT EVENTS

On July 2, 2025, subsequent to the end of the reporting period, Congress enacted the Taxpayer Fairness and Growth Act of 2025, which includes significant amendments to the Internal Revenue Code. Key provisions include:

●	A reduction in the federal corporate income tax rate from 21% to 19%, effective for tax years beginning after January 1, 2026;
●	Limitations on the deductibility of certain interest and R&D expenses;
●	Modifications to the the foreign-derived intangible income (“FDII “) and global intangible low-taxed income (“GILTI”) regimes.

The Company is currently evaluating the impact of the legislation on its consolidated financial statements, including deferred tax assets and liabilities. Because the enactment occurred after the end of the reporting period and before issuance of these financial statements, the effects have not been recognized in the accompanying condensed consolidated financial statements as of and for the period ended June 30, 2025, consistent with ASC 740 and ASC 855.

The Company expects the corporate rate reduction to have a favorable impact on its effective tax rate beginning in fiscal 2026. However, remeasurement of deferred tax balances and the application of new limitations may result in non-cash tax charges in future periods. The Company will continue evaluating the impact and recognize any required adjustments in the period of enactment.

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

The following discussion should be read in conjunction with the company’s unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to the Company’s consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Registration Statement filed on Form 10-12g and the Company’s Annual Report filed on Form 10-K for the fiscal year ended March 31, 2025, as well as the Company’s Quarterly report filed on Form 10-Q for the fiscal quarter ended June 30, 2025.

OVERVIEW

The Company operates as a strategic holding company, focused on value creation through the acquisition, operational optimization, and management of its operating businesses. The company executes this strategy via its wholly-owned subsidiaries: RxCompoundStore.com, LLC (RxCompound”), MisterMeds, LLC (“MisterMeds”), Peaks Curative, LLC (“Peaks”), Avenvi, LLC (“Avenvi”), Las Villas Health Care, Inc. (“Villas”), DOConsultations, LLC (“DOC”), an 80% interest in MagneChef (“Magne”), and Earth Science Foundation, Inc. (“EST”).

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

Magne is a direct-to-consumer retail brand. Utilizing its patents and intellectual properties, the company aims to develop new products that can be marketed and sold online. Currently, the company has developed products for cooking. Magne is in the process of expanding its product line for new offerings that incorporate its intellectual property.

EST is a 501(c)(3) non-profit organization and a favored entity of ETST. Incorporated on February 11, 2019, the Foundation is established to receive grants and donations to support individuals in need of financial assistance for prescription costs at both RxCompoundStore.com and Mister Meds.

Results of Operations

The following tables set forth summarized cost of revenue information for the three months ended June 30, 2025, and 2024:

	For the Three Months Ended June 30,
	2025	2024
Revenue	$8,760,190	$8,568,918
Cost of Goods Sold	2,669,415	2,158,484
Gross Profit	$6,090,775	$6,410,434

We had product sales of $8,760,190 and a gross profit of $6,090,775 representing a gross margin of 69% in the three months ended June 30, 2025, compared with product sales of $8,568,918 and a gross profit of $6,410,434 representing a gross margin of 74% during the three months ended June 30, 2024.

Operating Expenses

	For the three months ended June 30,
	2025	2024	change	% change
Salaries Expense	$3,801,116	$3,335,130	$465,986	14%
General and Administrative Expenses	979,171	60,596	919,575	1,518%
Marketing	633,926	211,446	422,480	200%
Bank charges	255,342	288,845	(33,503)	-12%
Insurance expense	73,119	35,805	37,314	51%
Legal and professional fees	44,293	1,336,560	(1,292,267)	-2,918%
Depreciation and amortization	34,563	30,232	4,331	12%
Utilities	26,614	4,528	22,086	488%
Rent Expense	-	42,274	(42,274)	-100
Total Expenses	5,849,144	5,345,416	503,728	9%
Other Income/Expenses
Dividend Income	2,453	-	2,453	100%
Interest earned	-	13,200	(13,197)	-99%
Net realized gain on sale of investments	81,586	-	81,586	100%
Unrealized loss of fair value changes in investments	135,316	-	135,316	100%

Interest Expense	(4,272)	(1,964)	(2,308)	118%
Net Income before taxes	456,714	1,076,254	(619,540)	-58%
Income Taxes	-	13,003	(13,003)	-100%
Net Income	$456,714	$1,063,251	(631,367)	-59%
Net Loss from NCI	8,325	-	8,325	100%
Net Income Attributed to Stockholders	$465,039	$-	465,039	100%

For the three months ended June 30, 2025, salaries expense increased to $3,801,116, this is in preparation for the new businesses the Company is expanding.

General and administrative expenses increased from $60,596 for the three months ended June 30, 2024, to $ 979,171 for the three months ended June 30, 2025. This increase is mainly attributable to the area managers expense reclassification from Professional fees to general and administrative expenses.

Marketing expenses totaled $633,926 for the three months ended June 30, 2025, and $211,446 for three months ended on June 30, 2024, this increase had been contemplated by management as part of the strategic plan to increase sales.

Bank charges for the three months ended June 30, 2025, totaled $255,342, this is directly related to credit card processing fees.

Legal and professional fees totaled $73,119 for the three months ended June 30, 2025, and $1,336,560 for the three months ended June 30, 2024. This decrease is mainly attributable to the area managers expense reclassification from Professional fees to general and administrative expenses.

We are a smaller reporting company, as defined by 17 CFR § 229.10(f)(1). We do not consider the impact of inflation and changing prices as having a material effect on our net sales and revenues and on income from our operations for the previous two years or from continuing operations going forward.

Interest Expense

Interest expense for the three months ended June 30, 2025, was $4,272 vs $1,964 in the three months ended June 30, 2024. This 118% increase is attributable to the company signing new leases.

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

Assets, Liabilities and Stockholders’ Equity

	As of June 30, 2025	As of March 31, 2025
ASSETS
Current Assets:
Cash	$877,585	$1,473,228
Accounts Receivable	341,644	129,064
Equity Investments at fair value	887,071	645,438
Inventory	811,859	503,938
Deposits	52,229	338,108
Prepaid	111,009	20,730
Total current assets	3,081,397	3,110,505

Non-Current Assets:
Property and equipment, net	1,638,337	1,384,110
Right of use asset, net	226,092	172,429
Goodwill	2,648,789	2,302,792
Intangible assets, net	184,838	2,302,792
Total Assets	$7,779,453	$7,066,721

LIABILITIES AND EQUITY
Accounts payable	$960,062	$492,352
Accrued expenses and other payable	2,246,522	2,322,022
Current portion of operating lease obligations	159,644	121,851
Current portion of loans and obligations	-	30,592
Short-term business loan	-	179,488
Total Current Liabilities	3,396,820	3,146,305

Long-Term Liabilities:
Lease liability less current maturities	70,571	37,878
Equipment loans and obligations non-current	24,786	31,427
Total Liabilities	3,492,177	3,215,610
Commitment and Contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding as of June 30, 2025, and March 31, 2025, respectively	1,000	1,000
Common stock, par value $0.001 per share, 350,000,000 shares authorized; 294,297,607 issued and outstanding, and 295,347,903 issued and outstanding as of June 30, 2025, and March 31, 2025, respectively	294,297	295,348
Additional paid-in capital	31,294,135	31,480,143
Accumulated deficit	(27,273,936)	(27,738,975)
Treasury Stock	(80,020)	(186,404)
Non controlling interest	51,800	-
Total stockholders’ Equity	4,287,276	3,851,111
Total Liabilities and Equity	$7,779,453	$7,066,721

The Company had $877,585 cash as of June 30, 2025, compared to $1,473,228 as of March 31, 2025.

Accounts receivable as of June 30, 2025, were $341,644, and 100% is expected to be collected within term.

The Company has made a $52,229 lease security deposit, which is fully refundable at the end of the lease period.

The Company has prepaid its liability insurance for the year totaling $111,009.

The Company’s subsidiaries have made additional capital expenditures as of June 30, 2025, and have a total net balance of $1,638,337 as of June 30, 2025, in property and equipment, versus $1,384,110 as of March 31, 2025.

As of June 30, 2025, the Company had $811,859 in inventory vs $503,938 as of March 31, 2025.

The Company had a balance of $960,062 in Accounts Payable as of June 30, 2025, compared to $492,352 as of March 31, 2025.

Accrued expenses totaled $2,246,522 as of June 30, 2025, and $2,322,022 as of March 31, 2025.

The Stockholders’ Equity as of June 30, 2025, was $4,287,276, compared to $3,851,111 of Stockholders Equity as of March 31, 2025.

Statement of cash flows

	For the three months ended June 30,
	2025	2024
Net cash provided by operating activities	$339,376	$951,185
Net cash used in investing activities	(668,216)	(99,725)
Net cash used in financing activities	(266,803)	(164,774)
Net increase(decrease) in cash and cash equivalents	(595,643)	686,686
Cash and cash equivalents at beginning of the period	1,473,228	697,721
Cash and cash equivalents at end of the period	$877,585	$1,384,407

Cash Flow from Operating Activities

Net cash provided by operating activities for the three months ended June 30, 2025, was $339,376, compared to $951,185 provided by operating activities for the prior year period.

Cash Flow from Investing Activities

Net cash used in investing activities during the three months ended June 30, 2025, was $(668,216).

Cash Flows from Financing Activities

Net cash used in financing activities during the three months ended June 30, 2025, was $(266,803).

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s design and operations of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures were effective as of June 30, 2025.

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

Changes in Internal Control and Financial Reporting

During the quarter ended June 30, 2025, the company has continued to make process improvement changes in the internal control over financial reporting which are reasonably likely to significantly improve the internal control over financial reporting. The impact of these changes made is still under evaluation as of the quarter ended June 30, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2025, the Company issued 0 shares of its common stock for $0, in transactions that were exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) and/or Rule 506 promulgate under Regulation D. No gain or loss was recognized on the issuances.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

ISSUER REPURCHASES OF EQUITY SECURITIES

During the three months ended June 30, 2025, the Company repurchased 1,050,296 shares of its common stock for $187,057 in private a transaction through Stock Purchase Agreement with certain shareholder. On April 15, 2025, the Company repurchased 1,050,296 shares from an investor at $0.1781 per share in cash.

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

EARTH SCIENCE TECH, INC.

Dated: August 8, 2025	By:	/s/ Giorgio R. Saumat
Giorgio R. Saumat
	Its:	CEO and Chairman of the Board

Dated: August 8, 2025	By:	/s/ Ernesto Flores
Ernesto Flores,
	Its:	CFO and Board of Director

