Form 10-Q
period 2025-09-30
Earth Science Tech, Inc.
filed 2025-11-12
CIK 1538495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

(305) 724-5684

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.001 par value	ETST	None

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

As of October 29, 2025 there were 292,407,607 Common shares issued and outstanding, and 1,000,000 Preferred shares of the registrant’s stock outstanding.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of September 30, 2025	As of March 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$1,235,374	$1,473,228
Accounts Receivable	227,189	129,064
Equity Investments at fair value	989,765	645,438
Inventory	1,044,838	503,938
Deposits	32,254	338,108
Prepaid	73,419	20,730
Total current assets	3,602,839	3,110,505

Non-Current Assets:
Property and Equipment, net	1,855,433	1,384,110
Right of use asset, net	182,818	172,429
Goodwill	2,648,788	2,302,792
Intangible Assets, net	377,538	96,885
Total Assets	$8,667,416	$7,066,721

LIABILITIES AND EQUITY
Accounts payable	$1,046,709	$492,352
Accrued expenses and other payable	2,315,092	2,322,022
Current portion of operating lease obligations	159,644	121,851
Current portion of equipment loan	30,592	30,592
Short-term business loan	-	179,488
Total Current Liabilities	3,552,037	3,146,305

Long-Term Liabilities:
Lease liability less current maturities	23,879	37,878
Equipment loan, non-current	15,677	31,427
Total Liabilities	3,591,593	3,215,610
Commitment and Contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding as of September 30, 2025, and March 31, 2025, respectively	1,000	1,000
Common stock, par value $0.001 per share, 300,000,000 shares authorized; 292,787,607 issued and outstanding, and 296,392,903 issued and 295,347,903 outstanding as of September 30, 2025, and March 31, 2025, respectively	292,787	295,348
Additional paid-in capital	31,013,275	31,480,143
Accumulated deficit	(26,307,114)	(27,738,975)
Treasury Stock, at cost 0 and 1,045,296 shares as of September 30, 2025 and March 31, 2025, respectively	-	(186,404)
Non-Controlling Interest	75,875	-
Total stockholders’ Equity	5,075,823	3,851,111
Total Liabilities and Equity	$8,667,416	$7,066,721

See accompanying notes to these unaudited consolidated financial statements.

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2025, AND 2024.

(UNAUDITED)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024
Revenue	$9,050,626	8,519,047	$17,810,816	$17,087,965
Cost of Goods Sold	2,326,643	2,252,366	4,996,058	4,410,850
Gross Profit	6,723,984	6,266,681	12,814,758	12,677,115
Expenses
Salaries Expense	4,049,998	3,605,954	7,851,113	6,941,084
Office/Selling, General and Administrative Expenses	888,495	1,259,422	1,832,883	2,580,405
Advertising & marketing	740,026	152,520	1,373,952	363,966
Bank charges	219,667	271,452	475,009	560,297
Legal & Professional Fees	11,825	63,259	82,120	181,706
Insurance	42,253	45,021	86,545	80,826
Depreciation and Amortization	147,691	33,191	220,961	63,423
Utilities	41,413	6,302	68,025	10,830
Total Expenses	6,141,366	5,437,121	11,990,608	10,782,537
Other Income/Expenses
Dividend Income	6,956	-	9,407	-
Interest earned	1,799	-	1,802	13,200
Net realized gain on sale of investments	145,558	-	227,144	-
Unrealized Gain/Loss of fair value changes of investments	216,359	-	351,674	-
Interest Expenses	(7,393)	(2,843)	(11,566)	(4,807)
Net Income before taxes	945,897	826,717	1,402,611	1,902,971

Income Tax	-	28,349	-	28,349
Net Income	945,897	798,368	1,402,611	1,874,622

Net Income/(Loss) attributed to non-controlling interest	(20,926)	-	(29,250)	-
Net Income attributed to shareholders	966,823	798,368	1,431,861	1,874,622
Profit/(Loss) per common share-Basic and Diluted	0.003	0.003	0.005	0.003

See accompanying notes to these unaudited consolidated financial statements.

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Six months ended September 30, 2025, and 2024

	Common Stock		Preferred Stock		Additional paid in	Accumulated		Treasury
Description	Shares	Amount	Shares	Amount	Capital	Deficit	NCI	Stock	Total
Balance at March 31, 2025	295,347,903	$295,347	1,000,000	$1,000	$31,480,143	$(27,738,975)	-	(186,404)	$3,851,111
Repurchase of common stock	-	-	-	-	-	-	-	(283,024)	(283,024)
Retirement of Treasury Stock	(2,560,296)	(2,560)	-	-	(466,868)	-	-	469,428	-
Acquisition of subsidiary	-	-	-	-	-	-	105,125	-	105,125
Net Income (Loss)	-	-	-	-	-	1,431,861	(29,250)	-	1,402,611
Balance at September 30, 2025	292,787,607	$292,787	1,000,000	1,000	$31,013,275	$(26,307,114)	$75,875	$-	$5,075,823

	Common Stock		Preferred Stock		Additional paid in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2024	309,981,819	$309,982	1,000,000	$1,000	$31,593,399	$(29,655,076)	$2,249,305
Repurchase of common stock	(6,345,896)	(6,346)	-	-	(916,449)	-	(922,795)
Net Income (Loss)	-	-	-	-	-	1,874,622	1,874,622
Balance at September 30, 2024	303,635,923	$303,636	1,000,000	1,000	$30,676,950	$(27,780,454)	$3,201,132

For the Three months ended September 30, 2025, and 2024

	Common Stock		Preferred Stock		Additional paid in	Accumulated		Treasury
Description	Shares	Amount	Shares	Amount	Capital	Deficit	NCI	Stock	Total
Balance at June 30, 2025	294,297,607	$294,297	1,000,000	$1,000	$31,294,135	$(27,273,936)	51,800	(80,020)	$4,287,276
Repurchase of common stock	-	-	-	-	-	-	-	(202,350)	(202,350)
Retirement of Treasury Stock	(1,510,000)	(1,510)			(280,860)	-	-	282,370	-
Acquisition of subsidiary	-	-	-	-	-	-	45,000	-	45,000
Net Income (Loss)	-	-	-	-	-	966,822	(20,925)	-	945,897
Balance at September 30, 2025	292,787,607	$292,787	1,000,000	1,000	$31,013,275	$(26,307,114)	$75,875	$-	$5,075,823

	Common Stock		Preferred Stock		Additional paid in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2024	309,067,711	$309,068	1,000,000	$1,000	$31,435,840	$(28,578,822)	$3,167,086
Repurchase of common stock	(5,431,788)	(5,432)	-	-	(758,890)	-	(764,322)
Net Income	-	-	-	-		798,368	798,368
Balance at September 30, 2024	303,635,923	303,636	1,000,000	1,000	30,676,950	$(27,780,454)	$3,201,132

See accompanying notes to these unaudited consolidated financial statements.

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

FOR SIX MONTHS ENDED SEPTEMBER 30, 2025, AND 2024.

(UNAUDITED)

	2025	2024
Cash flows from operating activities:
Net Income	$1,402,611	$1,874,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	220,961	63,423
Unrealized gain on investments	(351,674)	-
Realized gain on sale of investments	(227,144)	-

Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(98,125)	31,481
Deposits	305,854	(13,256)
Prepaid expenses and other current assets	(52,689)	(90,110)
Inventory	(474,656)	(116,478)

Lease liability, net	(29,869)	(36,814)
Accounts payable and accrued expenses	485,927	165,049
Net cash provided by operating activities	1,181,196	1,877,917

Cash flows from investing activities:
Purchases of property and equipment and intangibles	(584,015)	(108,595)
Purchase of investments	(3,208,127)	-
Sale of investments	3,442,619	-
Cash used for asset acquisitions, net of cash acquired	(591,265)	-
Net cash used in investing activities	(940,788)	(108,595)

Cash flows from financing activities:
Payments on loans and obligations	(195,238)	(12,037)
Repurchase of common stock	(283,024)	(922,795)
Net Cash used in financing activities	(478,262)	(934,832)
Net increase (decrease) in cash and cash equivalents	(237,854)	834,490
Cash and cash equivalents at beginning of the period	1,473,228	697,721
Cash and cash equivalents at end of the period	$1,235,374	$1,532,211

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$11,566	$4,807
Cash paid for income taxes	$-	$28,349
Non-Cash Transactions
Initial recognition of right of use asset	$104,906	$100,294
Retirement of treasury stock	$469,428	$-
5% interest in subsidiary as part of consideration in asset purchased	$45,000	$-

See accompanying notes to these unaudited consolidated financial statements.

EARTH SCIENCE TECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

The Company’s current operations include compounding pharmaceuticals, telemedicine and real estate development through its wholly owned subsidiaries: RxCompoundStore.com, LLC (“RxCompound”), Peaks Curative, LLC (“Peaks”), Avenvi, LLC (“Avenvi”), Mister Meds, LLC (“Mister Meds”), Las Villas Health Care., Inc. (“Villas”), DOConsultations, LLC. (“DOC”), Earth Science Foundation, Inc. (“ESF”), and an 80% interest in MagneChef (“Magne”).

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

MagneChef is a direct-to-consumer retail brand. Utilizing its patents and intellectual properties, the company aims to develop new products that can be marketed and sold online. Currently, the company has developed products for cooking. MagneChef is in the process of expanding its product line for new offerings that incorporate its intellectual property. In addition, the company has recently expanded into the premium American-made BBQ tool brand market through the acquisition of BBQraft trademark.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The accompanying unaudited consolidated financial statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Significant Accounting Policies included in the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2025, as originally filed with the Securities and Exchange Commission on June 27, 2025 (the “2025 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the 2025 Annual Report. The interim operating results for the six months ending September 30, 2025, may not be indicative of operating results expected for the full year.

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed based on the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. If the carrying amount exceeds the asset’s fair value, an impairment loss is recognized in the amount of the excess. No impairment losses were recognized for the three months ended September 30, 2025, and 2024.

Cash and cash equivalents.

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less, As of September 30, 2025, the Company’s cash balance exceeded federally insured limits by approximately $211,000. The Company maintains its cash with high-credit-quality financial institutions and has not experienced any losses in such accounts. Management believes the Company is not exposed to significant credit risk with respect to these balances.

Accounts Receivable.

Accounts receivables are carried at their contractual amounts, less an estimated allowance for credit losses. Management estimates the allowance for credit losses using a loss-rate approach based on historical loss information, adjusted for management’s expectations about current and future economic conditions, as the basis to determine expected credit losses. Management exercises significant judgment in determining expected credit losses. Key inputs include macroeconomic factors, industry trends, the creditworthiness of counterparties, historical experience, the financial conditions of the customers, and the amount and age of past due accounts. Management believes that the composition of receivables at year-end is consistent with historical conditions as credit terms and practices and the client base have not changed significantly. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for credit losses only after all collection attempts have been exhausted. As of September 30, 2025, and March 31, 2025, the Company had not recorded an allowance for credit losses, as management determined that no reserve was necessary based on its assessment of the collectability of outstanding balances and the credit quality of its customers.

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

The Company’s disaggregated revenue by category is as follows:

	For the three months ending September		For the six months ending September 30
	2025	2024	2025	2024
Sale of Pharmaceutical products – RxCompound	$8,240,556	$8,526,880	$15,688,808	$16,972,729
Sale of Pharmaceutical products –Peaks	541,135	42,038	1,122,974	115,236
Sale of products and services –Villas Health	119,627	-	227,144	-
Sale of Pharmaceutical products –Doconsultations	104,695	-	305,706	-
Sale of Pharmaceutical products –Mister Meds	22,812	-	317,240	-
Services MOC Teledoc	11,032	-	40,700	-
Sale of products- Magnefuse LLC	10,769	-	108,244	-
Total revenue	$9,050,626	$8,519,047	$17,810,816	$17,087,965

During the six months ended September 30, 2025, and 2024, the Company had a net realized gain on sales of investments of $227,144 and $0, dividend income of $9,407 and $0, and interest income of $1,802 and $13,200. These amounts are not included in revenue from contracts with customers and are classified separately in other income.

During the three months ended September 30, 2025 and 2024, the Company had a net realized gain on sales of investments of $145,558 and $0, dividend income of $6,956 and $0, and interest income of $1,799 and $0. These amounts are not included in revenue from contracts with customers and are classified separately in other income.

As of September 30, 2025, the Company had 3 significant customers, accounting for approximately 9%, 8% and 6% of revenue.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory consists primarily of finished goods.

The Company evaluates inventory for excess and obsolescence based on factors such as current inventory levels, estimated product life cycles, historical and forecasted customer demand, and input from the product development team. When necessary, a reserve is recorded to reduce the carrying value of inventory to its estimated net realizable value. These estimates and assumptions are reviewed at least annually and updated as needed based on the Company’s business plans and market conditions. As of September 30, 2025, and March 31, 2025, the inventory reserves were not material.

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

For the three and six months ended September 30, 2025, and 2024, basic and diluted earnings per share are the same because the Company had no potentially dilutive securities outstanding during those periods.

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

Stock Based Compensation

The Company applies the fair value method of ASC 718, Compensation-Stock Compensation, in accounting for its stock-based compensation. These standards state that compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period, if any. The Company uses the Black-Scholes option pricing model to determine the fair value of its stock, stock option and warrant issuance. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a few complex and subjective variables. These variables include the Company’s expected stock price, volatility over the term of the awards, actual employee exercise behaviors, risk-free interest rate and expected dividends. No stock-based commitments were outstanding as of September 30, 2025, and 2024.

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

As of September 30, 2025, all of the Company’s investments were classified as Level 1 and were measured at fair value using quoted market prices in active markets.

The fair value of the Company’s debt approximates its carrying value as of September 30, 2025, and March 31, 2025. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and terms of debt.

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

Intangible assets

Intangible assets consist of the Peaks telemedicine platform, the Holding Company’s web domains, patents, Mister Meds LLC’s software and domain and Magnefuse’s trademark and softwares. These intangible assets are considered to have finite useful lives and are amortized on a straight-line basis over an estimated useful life of five years.

The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If such indicators exist, the Company compares the carrying amount of the asset to the expected undiscounted future cash flows. An impairment loss is recognized if the carrying amount exceeds the asset’s fair value. No impairment losses were recognized for the three months and six months ended September 30, 2025, and 2024.

NOTE 3- INVENTORY

	As of
	September 30, 2025	March 31, 2025
Raw materials	$825,414	$411,810
Finished goods	219,424	92,128
Inventory	$1,044,838	$503,938

NOTE 4 – PROPERTY AND EQUIPMENT, NET

	As of
	September 30, 2025	March 31, 2025
Land	$337,532	$281,209
Building	329,647	329,647
Land Improvements	284,131	-
Furniture and Equipment	1,093,299	860,736

Less: Accumulated depreciation	(189,176)	(87,482)
Property and Equipment, Net	$1,855,433	$1,384,110

Depreciation expense for the three and six months ended September 30, 2025 and, 2024, were $77,391 and 11,602 respectively, and $101,694 and $22,601 respectively.

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

Supplemental balance sheet information related to leases were as follows:

	As of
	September 30, 2025	March 31, 2024
Assets
Right of use asset, net	$182,818	$172,429

Operating lease liabilities
Current	159,644	121,851
Non-current	23,879	37,878
Total Lease Liabilities	$183,523	$159,729

The components of lease cost were as follows:

	For the six months ending September 30,
	2025	2024
Operating lease cost	$94,516	$37,184
Variable lease cost	3,017	4,807
Total lease cost	$97,533	$41,991

Lease term and discount rate were as follows:

	For the six months ending September 30,
	2025	2024
Weighted average remaining lease term - Operating leases	1.75 years	2 years

Weighted average discount rate - Operating leases	3%	3%

The following table presents the future minimum lease payments under non-cancelable operating leases as of September 30, 2025:

As of September 30, 2025	Operating Leases
2026	$168,234
2027	17,995
Total	186,229
Less: imputed interest	(2,706)
Present value of lease payment	$183,523

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of
	September 30, 2025	March 31, 2025
Telemedicine Platform	$17,806	$17,806
Web Domain	46,181	41,386
Software	114,249	56,344
Patent	98,299
Trademark	173,026	-
Accumulated Amortization	(72,023)	(18,641)
Net Balance	377,538	96,885

During the six months ending September 30, 2025, the Company capitalized $173,026 related to the acquisition of a trademark and $98,299 related to the acquisitions of various patents.

For the three and six months ended September 30, 2025, and 2024, amortization expense was $49,391 and $1,958 respectively, and $53,382 and $3,666 respectively.

NOTE 7- GOODWILL

Goodwill was recorded in connection with the acquisition of RxCompoundStore.com, LLC, Peaks Curative, LLC, Magnefuse LLC, Las Villas Health and Doconsultations LLC. On November 08, 2022, the Company acquired 100% of the outstanding equity interest of RxCompoundStore.com, LLC and Peaks Curative, LLC in exchange for shares. On April 1, 2025, the Company acquired 100% of Las Villas Health LLLC and Doconsultations LLC, and 80% of Magnefuse LLC, and recognized Goodwill as part of the purchase price allocation.

NOTE 8- ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	As of
	September 30, 2025	March 31, 2025
Officer compensation	1,542,416	1,812,680
Merchant fees	76,483	97,965
Payroll accrual	287,747	254,364
Credit card payable	115,388	68,586
Insurance Payable	73,358	-
Income-tax payable	88,427	88,427
Advertisement expense	131,209	-
Total Accrued Expenses	$2,315,028	$2,322,022

NOTE 9 – DEBT

Equipment loan

Equipment loan consists of an equipment loan bearing interest at 5.28% per annum and matures March 12, 2027. Scheduled principal payments are as follows: $30,592 due during the year ended March 31, 2026, and $31,009 due during the year ended March 31, 2027. Interest expense for the three and six months ended September 30, 2025, and 2024 was $241 and $187 respectively, and $1,226.50 and $1,239.

NOTE 10 – ACQUISITION AND RELATED TRANSACTIONS

Las Villas Health, LLC and Doconsultations, LLC were acquired for total cash consideration of $200,000 on April 1, 2025. The transaction was accounted for as business combination under ASC 805. No liabilities were assumed in acquisition. The acquisition resulted in goodwill of $117,693.

On April 1, 2025, the Company also completed the acquisition of 80% of Magnefuse, LLC for total cash consideration of $240,500. The transaction was accounted for as business combination under ASC 805. The acquisition resulted in goodwill of $228,304

Assets and Liabilities acquired from Las Villas Health, LLC, Doconsultations, LLC and Magnefuse, LLC, are as follows:

Cash	$29,235
Inventory	42,370
Property and equipment	71,682
Intangibles assets	72,841
Total assets acquired	216,129
Accounts payable	(61,500)
Net Assets	154,629
Non Controlling Interest	(60,125)
Goodwill	345,997
Purchase price	$440,500

On July 24st, Magnefuse, LLC. acquired the brand name BBQraft from Crafted Elements, LLC for a total consideration of $225,000, which consist of $180,000 cash, and a 5% interest of Magnefuse, with an estimated fair value of $45,000.

Assets acquired from Crafted Elements, LLC are as follows:

Inventory	23,874
Website	16,000
Designs	12,100
Trademark	173,026
Net Assets	$225,000

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

Legal Matters:

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. As of September 30, 2025, there were no pending or threatened legal actions that, in management’s opinion, are expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Employment and Consulting Agreements:

On December 30, 2024, the Company adopted a new compensatory arrangement for its executive officers, which superseded the prior plan. Under this arrangement, Giorgio R. Saumat, the Company’s CEO and Chairman of the Board, shall receive a monthly salary of two hundred thousand dollars during the term of this agreement. In addition to the monthly salary and in lieu of stock compensation (which the Company does not offer) the Executive is entitled to quarterly performance bonuses equal to ten percent of the Company’s collections (actual cash receipts received) from all wholly owned subsidiaries, excluding Avenvi. These bonuses are contingent on the Company’s assets increasing quarter over quarter by at least five percent Mario G. Tabraue, the Company’s COO and a member of the Board of Directors, shall receive a monthly salary of one hundred fifty thousand dollars during the term of this agreement. In addition to the monthly salary and in lieu of stock compensation (which the Company does not offer) the Executive is entitled to quarterly performance bonuses equal to seven percent of the Company’s collections (actual cash receipts received) from all wholly owned subsidiaries, excluding Avenvi. These bonuses are contingent on the Company’s assets increasing quarter over quarter by at least 5 percent. These arrangements have a twenty-four-month term that began on January 1, 2025.

NOTE 12 – EQUITY

Common stock:

The Company has authorized 300,000,000 shares of $.001 par value common stock. As of September 30, 2025, and March 31, 2025, the Company had 292,787,607 and 295,347,903 shares, respectively, of common stock issued and 292,787,607 and 309,981,819 outstanding.

During the six months ended September 30, 2025, the Company did not issue any stock.

During the three months ended September 30, 2025, the Company repurchased and retired 1,510,000 shares of its common stock for $282,370.

During the six months ended September 30, 2025, the Company repurchased and retired 2,560,296 shares of its common stock for $469,428.

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

NOTE 14 – INCOME TAXES

Although the Company reported pre-tax book income for the three and six months ended September 30, 2025, no income tax provision was recorded as some book income, such as unrealized investment gains, is not currently taxable, and due to temporary differences such as tax depreciation exceeding book depreciation, resulting in no current taxable income.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of September 30, 2025, the Company had no unrecognized tax benefits, or any tax related interest or penalties, and it does not expect significant changes in the amount of unrecognized tax benefits to occur within the next six months. There were no changes in the Company’s unrecognized tax benefits during the six-month period ended September 30, 2025. The Company did not recognize any interest or penalties during fiscal year 2026 related to unrecognized tax benefits.

With few exceptions, the U.S. and state income tax returns filed for the tax years ending on March 31, 2022, and thereafter are subject to examination by the relevant taxing authorities.

NOTE 15 – SEGMENT REPORTING

The Company operates as a single reportable segment. As the Chief Operating Decision Maker (“CODM”), the Chief Executive Officer (“CEO”), evaluates the business on a consolidated basis.

Measure of Segment Profit or Loss

The CODM assesses the Company’s financial performance based on operating income, which aligns with the amount reported in the statement of operations.

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024
Revenue	$9,050,626	8,519,047	$17,810,816	$17,087,965
Cost of Goods Sold	2,326,643	2,252,366	4,996,058	4,410,850
Gross Profit	6,723,984	6,266,681	12,814,758	12,677,115
Expenses
Salaries Expense	4,049,998	3,605,954	7,851,113	6,941,084
Office/Selling, General and Administrative Expenses	888,495	1,259,422	1,832,883	2,580,405
Advertising & marketing	740,026	152,520	1,373,952	363,966
Bank charges	219,667	271,452	475,009	560,297
Legal & Professional Fees	11,825	63,259	82,120	181,706
Insurance	42,253	45,021	86,545	80,826
Depreciation and Amortization	147,691	33,191	220,961	63,423
Utilities	41,413	6,302	68,025	10,830
Total Expenses	6,141,366	5,437,121	11,990,608	10,782,537
Other Income/Expenses
Dividend Income	6,956	-	9,407	-
Interest earned	1,799	-	1,802	13,200
Net realized gain on sale of investments	145,558	-	227,144	-
Unrealized Gain/Loss of fair value changes of investments	216,359	-	351,674	-
Interest Expenses	(7,393)	(2,843)	(11,566)	(4,807)
Net Income before taxes	945,897	826,717	1,402,611	1,902,971

Income Tax		28,349		$28,349
Net Income	945,897	798,368	1,402,611	1,874,622

Net Income/(Loss) attributed to non-controlling interest	(20,926)	-	(29,250)	-
Net Income attributed to shareholders	966,822	798,368	1,431,861	1,874,622
Profit/(Loss) per common share-Basic and Diluted	0.003	0.003	0.005	0.003

NOTE 16 – Subsequent Events

During the month of October 2025, the Company repurchased 744,603 shares to be held in treasury.

On August 19, 2025, Company amended its Articles Incorporation (the “Amendment’) in the State of Florida to reduce its Authorize Shares of Common Stock from 350,000,000 shares to 300,000,000 shares. The Amendment was through a voting majority Shareholder Written Consent and a Corporate Resolution. The Amendment was stamped and uploaded by the State of Florida on October 10, 2025.

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

The following discussion should be read in conjunction with the company’s unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to the Company’s consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Registration Statement filed on Form 10-12g and the Company’s Annual Report filed on Form 10-K for the fiscal year ended March 31, 2025, as well as the Company’s Quarterly report filed on Form 10-Q for the fiscal quarter ended September 30, 2025.

OVERVIEW

The Company operates as a strategic holding company, focused on value creation through the acquisition, operational optimization, and management of its operating businesses. The company executes this strategy via its wholly owned subsidiaries: RxCompoundStore.com, LLC (“RxCompound”), Peaks Curative, LLC (“Peaks”), Avenvi, LLC (“Avenvi”), Mister Meds, LLC (“Mister Meds”), and Las Villas Health Care., Inc. (“Villas”), DOConsultations, LLC. (“DOC”), Earth Science Foundation, Inc. (“ESF”), and 80% interest of MagneChef (“Magne”).

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

MagneChef is a direct-to-consumer retail brand. Utilizing its patents and intellectual properties, the company aims to develop new products that can be marketed and sold online. Currently, the company has developed products for cooking. MagneChef is in the process of expanding its product line for new offerings that incorporate its intellectual property. In addition, the company has recently expanded into the premium American-made BBQ tool brand market through the acquisition of BBQraft.

Results of Operations

The following tables set forth summarized cost of revenue information for the three and six months ended September 30, 2025, and 2024:

	For the Three Months Ended September 30				For the Six Months Ended September 30
	2025	2024	Change	% Change	2025	2024	Change	% Change
Revenue	9,050,626	8,519,047	531,579	6%	17,810,816	17,087,965	722,851	4%
Cost of Goods Sold	2,326,643	2,252,366	74,277	3%	4,996,058	4,410,850	585,208	13%
Gross Profit	6,723,984	6,266,681	457,303	7%	12,814,758	12,677,115	137,643	1%

We had product sales of $17,810,816 and a gross profit of $12,814,758 representing a gross margin of 71% in the six months ended September 30, 2025, compared with product sales of $17,087,965 and a gross profit of $12,677,115 representing a gross margin of 74% during the six months ended September 30, 2024.

During the three months ended September 30, 2025, the Company had sales of $9,050,626 and gross profit of $6,723,984 for gross of margin of 74%, compared to sales of $8,519,047, gross profit of $6,266,681 and gross margin of 73% for the three months ended September 30, 2024.

Operating Expenses

	For the Three Months Ended September 30, 2025				For the Three Months Ended September 30, 2025
Salaries Expense	4,049,998	3,605,954	444,044	12%	7,851,113	6,941,084	910,029	13%
Office/Selling, General and Administrative Expenses	888,495	1,259,422	(370,927)	-29%	1,832,883	2,580,405	(747,522)	-29%
Advertising & marketing	740,026	152,520	587,506	385%	1,373,952	363,966	1,009,986	277%
Bank charges	219,667	271,452	(51,785)	-19%	475,009	560,297	(85,288)	-15%
Legal & Professional Fees	11,825	63,259	(51,434)	-81%	82,120	181,706	(99,586)	-55%
Insurance	42,253	5,021	(2,768)	-6%	86,545	80,826	5,719	7%
Depreciation and Amortization	147,691	33,191	114,500	345%	220,961	63,423	157,538	248%
Utilities	41,413	6,302	35,111	557%	68,025	10,830	57,196	528%
Total Expenses	6,141,366	5,437,121	704,245	11%	11,990,608	10,782,537	1,208,072	10%
Other Income/Expenses
Dividend Income	6,956	-	2,451	100%	9,407	-	2,451	100%
Interest earned	1,799	-	1,799	100%	1,802	13,200	(11,398)	100%
Net realized gain on sale of investments	145,558	-	81,586	100%	227,144	-	81,586	100%
Unrealized Gain/Loss of fair value changes of investments	216,359	-	135,316	100%	351,674	-	135,316	100%
Interest Expenses	(7,393)	(2,843)	(4,550)	160%	(11,566)	(4,807)	(6,759)	141%
Net Income before taxes	945,897	826,717	119,180	14%	1,402,611	1,902,971	(500,361)	-26%

Income Tax		28,349	(28,349)	-100%		28,349	(28,349)	-100%
Net Income	945,897	798,368	147,529	18%	1,402,611	1,874,622	(472,012)	-25%

Net Income/(Loss) attributed to non controlling interest	(20,926)	-	(20,926)	-100%	(29,250)	-	(29,250)	-100%
Net Income attributed to shareholders	966,823	798,368	168,455	17%	1,431,861	1,874,622	(442,761)	-25%
Profit/(Loss) per common share-Basic and Diluted	0.003	0.003			0.003	0.003

For the three months ended September 30, 2025, salaries expense increased to $444,044 due to new businesses the Company has acquired.

General and administrative expenses decreased $370,927.

Marketing expenses totaled $740,026 for the three months ended September 30, 2025, and $152,520 for three months ended on September 30, 2024, this 587,506 had been contemplated by management as part of the strategic plan to increase sales in newly acquired business units.

Bank charges for the three months ended September 30, 2025, totaled $219,667, this is directly related to credit card processing fees.

Legal and professional fees totaled $11,825 for the three months ended September 30, 2025, and $63,259 for the three months ended September 30, 2024.

We are a smaller reporting company, as defined by 17 CFR § 229.10(f)(1). We do not consider the impact of inflation and changing prices as having a material effect on our net sales and revenues and on income from our operations for the previous two years or from continuing operations going forward.

Interest Expense

Interest expense for the three months ended September 30, 2025, was $7,393 vs $2,843 in the three months ended September 30, 2024. This increase is attributable to the company signing new leases.

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

Assets, Liabilities and Stockholders’ Equity

	As of September 30, 2025	As of March 31, 2025
ASSETS
Current Assets:
Cash	$1,235,374	$1,473,228
Accounts Receivable	227,189	129,064
Equity Investments at fair value	989,765	645,438
Inventory	1,044,838	503,938
Deposits	32,254	338,108
Prepaid	73,419	20,730
Total current assets	3,602,839	3,110,505

Non-Current Assets:
Property and Equipment, net	1,855,433	1,384,110
Right of use asset, net	182,818	172,429
Goodwill	2,648,788	2,302,792
Intangible Assets, net	377,538	96,885
Total Assets	$8,667,416	$7,066,721

LIABILITIES AND EQUITY
Accounts payable	$1,046,709	$492,352
Accrued expenses and other payable	2,315,092	2,322,022
Current portion of operating lease obligations	159,644	121,851
Current portion of loans and obligations	30,592	30,592
Short-term business loan	-	179,488
Total Current Liabilities	3,552,037	3,146,305

Long-Term Liabilities:
Lease liability less current maturities	23,879	37,878
Equipment loans and obligations non-current	15,677	31,427
Total Liabilities	3,591,593	3,215,610
Commitment and Contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding as of September 30, 2025, and March 31, 2025, respectively	1,000	1,000
Common stock, par value $0.001 per share, 300,000,000 shares authorized; 294,787,607 issued and outstanding, and 295,347,903 issued and outstanding as of September 30, 2025, and March 31, 2025, respectively	292,787	295,348
Additional paid-in capital	31,013,275	31,480,143
Accumulated deficit	(26,307,114)	(27,738,975)
Treasury Stock	-	(186,404)
Non-Controlling Interest	75,875	-
Total stockholders’ Equity	5,075,823	3,851,111
Total Liabilities and Equity	$8,667,416	$7,066,721

The Company had $1,235,374 cash as of September 30, 2025, compared to $1,473,228 as of September 30, 2024.

Accounts receivable as of September 30, 2025, were $227,189, and 100% is expected to be collected within term.

The Company has made a $32,254 lease security deposit, which is fully refundable at the end of the lease period.

The Company has prepaid its liability insurance for the year totaling $73,419.

The Company has made additional capital expenditures as of September 30, 2025, and have a total net balance of $1,855,433 as of September 30, 2025, in property and equipment, versus $1,384,110 as of March 31, 2025.

As of September 30, 2025, the Company had $1,044,838 in inventory vs $503,938 as of March 31, 2025.

The Company had a balance of $1,046,709 in Accounts Payable as of September 30, 2025, compared to $492,352 as of March 31, 2025.

Accrued expenses totaled $2,315,092 as of September 30, 2025, and $2,322,022 as of March 31, 2025.

The Stockholders’ Equity as of September 30, 2025, was $5,075,823, compared to $3,851,111 of Stockholders Equity as of March 31, 2025.

Statement of cash flows

	For the six months ended September 30,
	2025	2024
Net cash provided by operating activities	$1,181,196	$1,877,917
Net cash used in investing activities	(940,788)	(108,595)
Net cash used in financing activities	(478,262)	(934,832)
Net increase(decrease) in cash and cash equivalents	(237,854)	834,490
Cash and cash equivalents at beginning of the period	1,473,228	697,721
Cash and cash equivalents at end of the period	$1,235,374	$1,532,211

Cash Flow from Operating Activities

Net cash provided by operating activities for the three months ended September 30, 2025, was $1,181,196, compared to $1,877,917 provided by operating activities for the prior year period.

Cash Flow from Investing Activities

Net cash used in investing activities during the six months ended September 30, 2025, was $940,788.

Cash Flows from Financing Activities

Net cash used in financing activities during the six months ended September 30, 2025, was $478,262.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2025, the Company issued 0 shares of its common stock for $0, in transactions that were exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) and/or Rule 506 promulgate under Regulation D. No gain or loss was recognized on the issuances.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

ISSUER REPURCHASES OF EQUITY SECURITIES

During the three months ended September 30, 2025, the Company repurchased 1,510,000 shares of its common stock for $282,370 in private a transaction through a Stock Purchase Agreement with a certain shareholder. On September 9, 2025, the Company repurchased 1,510,000 shares from an investor at $0.1870 per share in cash.

During the six months ended September 30, 2025, the Company repurchased a total of 2,560,296 shares of its common stock for $469,427.72 in private a transaction through Stock Purchase Agreements with certain shareholders. On April 15, 2025, the Company repurchased 1,050,296 shares from an investor at $0.1781 per share in cash. On September 9, 2025, the Company repurchased 1,510,000 shares from an investor at $0.1870 per share in cash.

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

EARTH SCIENCE TECH, INC.

Dated: November 12, 2025	By:	/s/ Giorgio R. Saumat
Giorgio R. Saumat
	Its:	CEO and Chairman of the Board

Dated: November 12, 2025	By:	/s/ Ernesto Flores
Ernesto Flores,
	Its:	CFO and Board of Director

