Form 10-Q
period 2025-12-31
Earth Science Tech, Inc.
filed 2026-02-13
CIK 1538495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

As of February 4, 2026 there were 291,394,607 Common shares issued and outstanding, and 1,000,000 Preferred shares of the registrant’s stock outstanding.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of December 31, 2025	As of March 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$415,699	$1,473,228
Accounts Receivable	306,118	129,064
Equity Investments at fair value	1,126,307	645,438
Inventory	1,088,019	503,938
Deposits	57,631	338,108
Prepaid	39,159	20,730
Total current assets	3,032,933	3,110,505

Non-Current Assets:
Property and Equipment, net	1,890,801	1,384,110
Right-of-use asset, net	139,231	172,429
Goodwill	2,648,788	2,302,792
Intangible Assets, net	377,684	96,885
Total Assets	$8,089,437	$7,066,721

LIABILITIES AND EQUITY
Accounts payable	$1,088,521	$492,352
Accrued expenses and other payable	1,019,036	2,322,022
Current portion of operating lease obligations	121,851	121,851
Current portion of equipment loan	30,592	30,592
Short-term business loan	-	179,488
Total Current Liabilities	2,260,000	3,146,305

Long-Term Liabilities:
Lease liability less current maturities	18,177	37,878
Equipment loan, noncurrent	8,254	31,427
Total Liabilities	2,286,431	3,215,610
Commitment and Contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding as of December 31, 2025, and March 31, 2025, respectively	1,000	1,000
Common stock, par value $0.001 per share, 300,000,000 shares authorized; 291,644,607 issued and 291,609,607 outstanding, and 295,347,903 issued and 294,302,607 outstanding as of December 31, 2025, and March 31, 2025, respectively	291,644	295,348
Additional paid-in capital	30,836,759	31,480,143
Accumulated deficit	(25,396,738)	(27,738,975)
Treasury Stock, at cost: 35,000 and 1,045,296 shares as of December 31, 2025 and March 31, 2025, respectively	(5,525)	(186,404)
Non-Controlling Interest	75,866	-
Total stockholders’ Equity	5,803,006	3,851,111
Total Liabilities and Equity	$8,089,437	$7,066,721

See accompanying notes to these unaudited consolidated financial statements.

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THREE AND NINE MONTHS ENDED DECEMBER 31, 2025, AND 2024.

(UNAUDITED)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024
Revenue	$8,386,779	7,352,635	$26,197,596	$24,440,600
Cost of Goods Sold	1,987,769	2,265,762	6,983,827	6,676,612
Gross Profit	6,399,010	5,086,873	19,213,769	17,763,988
Expenses
Salaries Expense	2,931,244	3,297,826	10,787,357	10,372,308
Office/Selling, General and Administrative Expenses	914,029	809,850	2,741,912	3,455,474
Advertising & marketing	708,511	346,109	2,082,463	511,455
Bank charges	250,332	210,549	725,340	770,849
Legal & Professional Fees	56,022	61,540	138,141	243,245
Insurance	40,318	79,569	126,863	160,395
Depreciation and Amortization	121,790	44,778	342,751	108,201
Utilities	34,743	10,426	102,769	21,257
Total Expenses	5,056,988	4,860,647	17,047,597	15,643,184
Other Income/Expenses
Dividend Income	4,537	9,123	13,944	9,123
Interest earned	457	16	2,259	13,216
Net realized gain on sale of investments	309,807	174,613	536,951	174,613
Unrealized gain/loss of fair value changes of investments	(613,741)	(197,277)	(262,067)	(197,277)
Interest expense	(4,769)	(6,290)	(16,335)	(11,097)
Net Income before taxes	1,038,314	206,411	2,440,925	2,109,382

Income Tax	127,946	-	127,946	28,349
Net Income	910,367	206,411	2,312,978	2,081,033

Net Income/(Loss) attributed to non-controlling interest	(9)	-	(29,259)	-
Net Income attributed to shareholders	910,376	206,411	2,342,237	2,081,033
Net Income per common share-Basic and Diluted	0.003	0.001	0.008	0.007
Weighted average number of common shares outstanding basic and diluted	292,804,167	302,885,823	293,564,655	306,278,649

See accompanying notes to these unaudited consolidated financial statements.

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Nine months ended December 31, 2025, and 2024

	Common Stock		Preferred Stock		Additional paid in	Accumulated		Treasury
Description	Shares	Amount	Shares	Amount	Capital	Deficit	NCI	Stock	Total
Balance at March 31, 2025	295,347,903	$295,347	1,000,000	$1,000	$31,480,143	$(27,738,975)	-	(186,404)	$3,851,111
Repurchase of common stock	-	-	-	-	-	-	-	(466,208)	(466,208)
Retirement of Treasury Stock	(3,703,296)	(3,703)	-	-	(643,384)	-	-	647,087	-
Acquisition of subsidiary	-	-	-	-	-	-	105,125	-	105,125
Net Income (Loss)	-	-	-	-	-	2,342,237	(29,259)	-	2,312,978
Balance at December 31, 2025	291,644,607	$291,644	1,000,000	$1,000	$30,836,759	$(25,396,738)	$75,866	$(5,525)	$5,803,006

	Common Stock		Preferred Stock		Additional paid in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2024	309,981,819	$309,982	1,000,000	$1,000	$31,593,399	$(29,655,076)	$2,249,305
Repurchase of common stock	(7,317,248)	(7,317)	-	-	(1,042,574)	-	(1,049,891)
Net Income (Loss)	-	-	-	-	-	2,081,033	2,081,033
Balance at December 31, 2024	302,664,571	$302,665	1,000,000	$1,000	$30,550,825	$(27,574,043)	$3,280,447

For the Three months ended December 31, 2025, and 2024

	Common Stock		Preferred Stock		Additional paid in	Accumulated		Treasury
Description	Shares	Amount	Shares	Amount	Capital	Deficit	NCI	Stock	Total
Balance at September 30, 2025	292,787,607	$292,787	1,000,000	$1,000	$31,013,275	$(26,307,114)	75,875	-	$5,075,823
Repurchase of common stock	-	-	-	-	-	-	-	(183,184)	(183,184)
Retirement of Treasury Stock	(1,143,000)	(1,143)			(176,516)	-	-	177,659	-
Net Income (Loss)	-	-	-	-	-	910,376	(9)	-	910,367
Balance at December 31, 2025	291,644,607	$291,644	1,000,000	$1,000	$30,836,759	$(25,396,738)	$75,866	$(5,525)	$5,803,006

	Common Stock		Preferred Stock		Additional paid in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2024	303,635,923	$303,636	1,000,000	$1,000	$30,676,950	$(27,780,454)	$3,201,132
Repurchase of common stock	(971,352)	(971)	-	-	(126,125)	-	(127,096)
Net Income	-	-	-	-		206,411	206,411
Balance at December 31, 2024	302,664,571	302,665	1,000,000	$1,000	30,550,825	$(27,574,043)	$3,280,447

See accompanying notes to these unaudited consolidated financial statements.

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

FOR NINE MONTHS ENDED DECEMBER 31, 2025, AND 2024.

(UNAUDITED)

	2025		2024
Cash flows from operating activities:
Net Income		$2,312,978	$2,081,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		342,751	108,201
Unrealized gain on investments		262,067	197,277
Realized gain on sale of investments		(536,951)	(174,613)

Changes in operating assets and liabilities, net of acquisition:
Accounts receivable		(177,054)	71,202
Deposits		280,477	(23,256)
Prepaid expenses and other current assets		(18,428)	(47,967)
Inventory		(517,837)	178,181

Lease liability, net		(124,607)	(67,314)
Accounts payable and accrued expenses		(768,316)	55,603
Net cash provided by operating activities		1,055,078	2,378,347

Cash flows from investing activities:
Purchases of property and equipment and intangibles		(601,488)	(457,030)
Purchase of investments		(6,318,447)	(2,912,641)
Sale of investments		6,112,464	1,976,028
Cash used for asset acquisitions, net of cash acquired		(636,265)	(417,248)
Net cash used in investing activities		(1,443,736)	(1,810,891)

Cash flows from financing activities:
Payments on loans and obligations		(202,662)	(17,771)
Proceeds from loan payable		-	324,724
Repurchase of common stock		(466,208)	(1,049,891)
Net Cash used in financing activities		(668,870)	(742,938)
Net increase (decrease) in cash and cash equivalents		(1,057,530)	(175,482)
Cash and cash equivalents at beginning of the period		1,473,228	697,721
Cash and cash equivalents at end of the period		$415,699	$522,239

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest		$13,944	$11,097
Cash paid for income taxes		$127,946	$28,349
Supplemental Disclosure of Non-Cash Activities:
Initial recognition of right of use asset		$104,906	$100,294
Retirement of treasury stock		$647,087	$-
Short term loan for asset acquisition	$		$400,000
5% interest in subsidiary as part of consideration in asset purchased		$45,000	$-

See accompanying notes to these unaudited consolidated financial statements.

EARTH SCIENCE TECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

The Company’s current operations include compounding pharmaceuticals, telemedicine and real estate development through its wholly owned subsidiaries: RxCompoundStore.com, LLC (“RxCompound”), Peaks Curative, LLC (“Peaks”), Avenvi, LLC (“Avenvi”), Mister Meds, LLC (“Mister Meds”), Las Villas Health Care., Inc. (“Villas”), DOConsultations, LLC. (“DOC”), Earth Science Foundation, Inc. (“ESF”), and a 75% interest in MagneChef (“Magne”).

RxCompound, based in Miami, Florida, is a fully licensed compounding pharmacy authorized to fulfill prescriptions in the following states and territories: Alabama, Arizona, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Maine, Maryland, Massachusetts, Minnesota, Mississippi, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Puerto Rico, Rhode Island, South Carolina, Texas, Utah, Virginia, and Wisconsin. RxCompound is actively pursuing licensure in the remaining U.S. states.

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

Avenvi is a diversified real estate company engaged in development, asset management, and financing. With a growing portfolio of real estate holdings, Avenvi provides turnkey solutions from development to end-user financing. It also manages investment activities for ETST and oversees the Company’s ongoing $10 million share repurchase program.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The accompanying unaudited consolidated financial statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Summary of Significant Accounting Policies included in the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2025, as originally filed with the Securities and Exchange Commission on June 27, 2025 (the “2025 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the 2025 Annual Report. The interim operating results for the nine months ending December 31, 2025, may not be indicative of operating results expected for the full year.

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed based on the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. If the carrying amount exceeds the asset’s fair value, an impairment loss is recognized in the amount of the excess. No impairment losses were recognized for the three and nine months ended December 31, 2025, and 2024.

Cash and cash equivalents.

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. As of December 31, 2025, the Company’s cash balance exceeded federally insured limits by approximately $0. The Company maintains its cash with high-credit-quality financial institutions and has not experienced any losses in such accounts. Management believes the Company is not exposed to significant credit risk with respect to these balances.

Accounts receivable.

Accounts receivables are carried at their contractual amounts, less an estimated allowance for credit losses. Management estimates the allowance for credit losses using a loss-rate approach based on historical loss information, adjusted for management’s expectations about current and future economic conditions, as the basis to determine expected credit losses. Management exercises significant judgment in determining expected credit losses. Key inputs include macroeconomic factors, industry trends, the creditworthiness of counterparties, historical experience, the financial conditions of the customers, and the amount and age of past due accounts. Management believes that the composition of receivables at year-end is consistent with historical conditions as credit terms and practices and the client base have not changed significantly. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for credit losses only after all collection attempts have been exhausted. As of December 31, 2025, and March 31, 2025, the Company had not recorded an allowance for credit losses, as management determined that no reserve was necessary based on its assessment of the collectability of outstanding balances and the credit quality of its customers.

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

The Company’s disaggregated revenue by category is as follows:

	For the three months ending December 31,		For the nine months ending December 31,
	2025	2024	2025	2024
Sale of Pharmaceutical products – RxCompound	$6,793,189	$7,236,008	$22,400,808	$24,215,600
Sale of Pharmaceutical products –Peaks	842,826	109,764	1,965,800	225,000
Sale of products and services –Villas Health	151,810	-	460,144	-
Sale of Pharmaceutical products –DOConsultations	96,160	-	401,866	-
Sale of Pharmaceutical products –Mister Meds	309,408	-	626,648	-
Services MOC Teledoc	64,597	-	105,296	-
Sale of products- Megnefuse	128,789	6,863	237,034	-
Total revenue	$8,386,779	$7,352,635	$26,197,596	$24,440,600

During the nine months ended December 31, 2025, and 2024, the Company had a net realized gain on sales of investments of $536,951 and $174,613, dividend income of 13,944 and $9,123, and interest income of $2,259 and $13,216. These amounts are not included in revenue from contracts with customers and are classified separately in other income.

During the three months ended December 31, 2025, and 2024, the Company had a net realized gain on sales of investments of $309,807 and $174,613, dividend income of $4,537 and $9,123, and interest income of $457 and $16. These amounts are not included in revenue from contracts with customers and are classified separately in other income.

As of December 31, 2025, the Company had 3 significant customers, accounting for approximately 6%, 4% and 3% of revenue.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory consists primarily of finished goods.

The Company evaluates inventory for excess and obsolescence based on factors such as current inventory levels, estimated product life cycles, historical and forecasted customer demand, and input from the product development team. When necessary, a reserve is recorded to reduce the carrying value of inventory to its estimated net realizable value. These estimates and assumptions are reviewed at least annually and updated as needed based on the Company’s business plans and market conditions. As of December 31, 2025, and March 31, 2025, the inventory reserves were not material.

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

For the three and nine months ended December 31, 2025, and 2024, basic and diluted earnings per share are the same because the Company had no potentially dilutive securities outstanding during those periods.

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

Stock Based Compensation

The Company applies the fair value method of ASC 718, Compensation-Stock Compensation, in accounting for its stock-based compensation. These standards state that compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period, if any. The Company uses the Black-Scholes option pricing model to determine the fair value of its stock, stock option and warrant issuance. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a few complex and subjective variables. These variables include the Company’s expected stock price, volatility over the term of the awards, actual employee exercise behaviors, risk-free interest rate and expected dividends. No stock-based commitments were outstanding as of December 31, 2025, and 2024.

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

As of December 31, 2025, all of the Company’s investments were classified as Level 1 and were measured at fair value using quoted market prices in active markets.

The fair value of the Company’s debt approximates its carrying value as of December 31, 2025, and March 31, 2025. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and terms of debt.

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

Intangible assets

Intangible assets consist of the Peaks telemedicine platform, the Holding Company’s web domains, patents, Mister Meds LLC’s software and domain and Magnefuse’s trademark and software. These intangible assets are considered to have finite useful lives and are amortized on a straight-line basis over an estimated useful life of five years.

The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If such indicators exist, the Company compares the carrying amount of the asset to the expected undiscounted future cash flow. An impairment loss is recognized if the carrying amount exceeds the asset’s fair value. No impairment losses were recognized for the three months and nine months ended December 31, 2025, and 2024.

NOTE 3- INVENTORY

	As of
	December 31, 2025	March 31, 2025
Raw materials	$783,374	$411,810
Finished goods	304,645	92,128
Inventory	$1,088,019	$503,938

NOTE 4 – PROPERTY AND EQUIPMENT, NET

	As of
	December 31, 2025	March 31, 2025
Land	$337,532	$281,209
Building	329,647	329,647
Land Improvements	339,167	-
Furniture and Equipment	1,132,725	860,736

Less: Accumulated depreciation	(248,270)	(87,482)
Property and Equipment, Net	1,890,801	1,384,110

Depreciation expense for the three and nine months ended December 31, 2025, and, 2024, were $ 50,093 and $11,697 respectively, and $160,788 and $35,090 respectively.

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

Supplemental balance sheet information related to leases were as follows:

	As of
	December 31, 2025	March 31, 2024
Assets
Right of use asset, net	$139,231	$172,429

Operating lease liabilities
Current	121,851	121,851
Non-current	18,177	37,878
Total Lease Liabilities	$140,028	$159,729

The components of lease cost were as follows:

	For the nine months ending December 31,
	2025	2024
Operating lease cost	$109,472	$66,940
Variable lease cost	5,038	3,757
Total lease cost	$114,510	$70,697

Lease term and discount rate were as follows:

	For the nine months ending December 31,
	2025	2024
Weighted average remaining lease term - Operating leases	0.75 years	1.75 years

Weighted average discount rate - Operating leases	3%	3%

The following table presents the future minimum lease payments under non-cancelable operating leases as of December 31, 2025:

As of December 31, 2025	Operating Leases
2026	$122,217
2027	18,262
Total	140,479
Less: Imputed interest	(451)
Present value of lease payment	$140,028

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of
	December 31, 2025	March 31, 2025
Telemedicine Platform	$17,806	$17,806
Web Domain	46,181	41,386
Software	133,504	56,334
Patent	98,299	-
Trademark	173,026	-
Accumulated Amortization	(91,132)	(18,641)
	377,684	96,885

During the nine months ending December 31, 2025, the Company capitalized $173,026 related to the acquisition of a trademark and $98,299 related to the acquisitions of various patents.

For the three and nine months ended December 31, 2025, and 2024, amortization expense was $19,109 and $2,505 respectively, and $72,491 and $6,194 respectively.

NOTE 7- GOODWILL

Goodwill was recorded in connection with the acquisition of RxCompoundStore.com, LLC, Peaks Curative, LLC, Magnefuse LLC, Las Villas Health and DOConsultations LLC. On November 08, 2022, the Company acquired 100% of the outstanding equity interest of RxCompoundStore.com, LLC and Peaks Curative, LLC in exchange for shares. On April 1, 2025, the Company acquired 100% of Las Villas Health LLC and DOConsultations LLC, and 80% of Magnefuse LLC, and recognized Goodwill as part of the purchase price allocation (Note 10).

During the three and nine months ended December 31, 2025, the Company performed a qualitative assessment to evaluate whether events or circumstances indicated that it was more likely than not that the fair value of a reporting unit was less than its carrying amount. Management concluded that no such triggering events occurred as of December 31, 2025; accordingly, the Company did not perform an interim goodwill impairment test and recorded no goodwill impairment during the periods.

NOTE 8- ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	As of
	December 31, 2025	March 31, 2025
Officer compensation	415,881	1,812,680
Merchant fees	79,011	97,965
Payroll accrual	196,320	254,364
Credit card payable	214,920	68,586
Insurance Payable	39,788	-
Income-tax payable	70,920	88,427
Other	2,194
Total Accrued Expenses	$1,019,036	$2,322,022

NOTE 9 – DEBT

Equipment loan

Equipment loan consists of an equipment loan bearing interest at 5.28% per annum and matures March 12, 2027. Scheduled principal payments are as follows: $30,592 due during the year ended March 31, 2026, and $31,009 due during the year ended March 31, 2027. Interest expense for the three and nine months ended December 31, 2025, and 2024 was $206 and $241 respectively, and $1,158 and $1,227 respectively.

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

Assets and Liabilities acquired from Las Villas Health, LLC, DOConsultations, LLC and Magnefuse, LLC, are as follows:

Cash	$29,235
Inventory	42,370
Property and equipment	71,682
Intangibles assets	72,841
Total assets acquired	216,128
Accounts payable	(61,500)
Net Assets	154,629
Non Controlling Interest	(60,125)
Goodwill	345,997
Purchase price	$440,500

On July 24th, Magnefuse, LLC. acquired the brand name BBQraft from Crafted Elements, LLC for a total consideration of $225,000, which consist of $180,000 cash, and a 5% interest of Magnefuse, with an estimated fair value of $45,000.

Assets acquired from Crafted Elements, LLC are as follows:

Inventory	23,874
Website	16,000
Designs	12,100
Trademark	173,026
Net Assets	$225,000

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Commitments and contingencies

The Company accounts for contingencies in accordance with ASC 450, Contingencies. A liability is recorded when it is probable that a loss has been incurred, and the amount can be reasonably estimated. If a loss is reasonably possible but not probable, or if the amount cannot be estimated, the nature of the contingency and an estimate of the possible loss, if determinable, is disclosed. Remote contingencies are generally not disclosed unless related to guarantees.

Legal Matters:

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. As of December 31, 2025, there were no pending or threatened legal actions that, in management’s opinion, are expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

NOTE 12 – EQUITY

Preferred stock:

Preferred stock, par value $0.001 per share, 1,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding as of December 31, 2025, and March 31, 2025, respectively

Common stock:

Common stock, par value $0.001 per share, 300,000,000 shares authorized; 291,644,607 issued and 291,609,607 outstanding, and 295,347,903 issue and 294,302,607 outstanding as of December 31, 2025, and March 31, 2025, respectively

During the nine months ended December 31, 2025, the Company did not issue any stock.

During the three months ended December 31, 2025, the Company repurchased 1,178,000 shares of common stock for $183,184 and retired 1,143,000 shares of its common stock for $177,659.

During the nine months ended December 31, 2025, the Company repurchased 2,188,000 shares of common stock for 466,208 and retired 3,703,296 shares of its common stock for $647,086.

Note 13 – SUBSEQUENT EVENTS

On January 1st, 2026, the Company entered into an agreement with Crafted Elements, LLC to sell back the BBQraft trademark, related inventory and intangibles for a total of $180,000 and the 5% interest in Magnechef.

The payment of $180,000 will be paid to Magnechef in three installments of $60,000 due in January, February and March 2026, of which the Company has received $120,000 as of February 13, 2026.

NOTE 14 – RELATED PARTY TRANSACTIONS

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

The Company pays compensation for Giorgio R. Saumat and Mario Tabraue to their respective solely owned LLCs, Point96 Consulting, LLC and Tabraue Consulting, LLC. These entities are considered related parties under ASC 850 due to their ownership and control relationships with the individuals providing services to the Company .

The Company paid Tabraue Consulting, LLC for the three and nine months ended December 31, 2025 $350,000 and $2,173,415 respectively.

The Company paid Point 96 Consulting, LLC for the three and nine months ended December 31, 2025 $500,000 and $2,759,735 respectively.

NOTE 15 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes.

Income tax expense for the three and nine months ended December 31, 2025 was $127,946 and $127,946 and income tax expense for the three and nine months ended December 31, 2024 was $0 and $28,349.

The Company’s effective tax rate for the interim periods presented differs from the U.S. federal statutory rate primarily due to the impact of temporary differences, such as, tax depreciation exceeding book depreciation and unrealized investment gains not currently taxable.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of September 30, 2025, the Company had no unrecognized tax benefits, or any tax related interest or penalties, and it does not expect significant changes in the amount of unrecognized tax benefits to occur within the next six months. There were no changes in the Company’s unrecognized tax benefits during the nine months ended December 31, 2025. The Company did not recognize any interest or penalties during fiscal year 2026 related to unrecognized tax benefits.

With few exceptions, the U.S. and state income tax returns filed for the tax years ending on March 31, 2022, and thereafter are subject to examination by the relevant taxing authorities

NOTE 16 – SEGMENT REPORTING

The Company operates as a single reportable segment. As the Chief Operating Decision Maker (“CODM”), the Chief Executive Officer (“CEO”), evaluates the business on a consolidated basis.

Measure of Segment Profit or Loss

The CODM assesses the Company’s financial performance based on operating income, which aligns with the amount reported in the statement of operations.

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024
Revenue	$8,386,779	7,352,635	$26,197,596	$24,440,600
Cost of Goods Sold	1,987,769	2,265,762	6,983,827	6,676,612
Gross Profit	6,399,010	5,086,873	19,213,769	17,763,988
Expenses
Salaries Expense	2,931,244	3,297,826	10,787,357	10,372,308
Office/Selling, General and Administrative Expenses	914,029	809,850	2,741,912	3,455,474
Advertising & marketing	708,511	346,109	2,082,463	511,455
Bank charges	250,332	210,549	725,340	770,849
Legal & Professional Fees	56,022	61,540	138,141	243,245
Insurance	40,318	79,569	126,863	160,395
Depreciation and Amortization	121,790	44,778	342,751	108,201
Utilities	34,743	10,426	102,769	21,257
Total Expenses	5,056,988	4,860,647	17,047,597	15,643,184
Operating Income	1,342,022	226,226	2,166,172	2,120,804

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

The following discussion should be read in conjunction with the company’s unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to the Company’s consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Registration Statement filed on Form 10-12g and the Company’s Annual Report filed on Form 10-K for the fiscal year ended March 31, 2025, as well as the Company’s Quarterly report filed on Form 10-Q for the fiscal quarter ended December 31, 2025.

OVERVIEW

The Company operates as a strategic holding company, focused on value creation through the acquisition, operational optimization, and management of its operating businesses. The company executes this strategy via its wholly owned subsidiaries: RxCompoundStore.com, LLC (“RxCompound”), Peaks Curative, LLC (“Peaks”), Avenvi, LLC (“Avenvi”), Mister Meds, LLC (“Mister Meds”), and Las Villas Health Care., Inc. (“Villas”), DOConsultations, LLC. (“DOC”), Earth Science Foundation, Inc. (“ESF”), and 75% interest of MagneChef (“Magne”).

RxCompound, based in Miami, Florida, is a fully licensed compounding pharmacy authorized to fulfill prescriptions in the following states and territories: Alabama, Arizona, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Maine, Maryland, Massachusetts, Minnesota, Mississippi, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Puerto Rico, Rhode Island, South Carolina, Texas, Utah, Virginia, and Wisconsin. RxCompound is actively pursuing licensure in the remaining U.S. states.

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

Results of Operations

The following tables set forth summarized cost of revenue information for the three and nine months ended December 31, 2025, and 2024:

	For the Three Months Ended December 31				For the Nine Months Ended December 31
	2025	2024	Change	% Change	2025	2024	Change	% Change
Revenue	8,386,779	7,352,635	1,034,144	14%	26,197,596	24,440,600	1,756,600	7%
Cost of Goods Sold	1,987,769	2,265,762	(277,993)	-12%	6,983,827	6,676,612	307,215	5%
Gross Profit	6,399,010	5,086,873	1,312,137	26%	19,213,769	17,763,988	1,449,785	8%

We had product sales of $26,197,596 and a gross profit of $19,213,769 representing a gross margin of 73%, compared with product sales of $24,440,600 and a gross profit of $17,763,988 representing a gross margin of 72% during the nine months ended December 31, 2024.

During the three months ended December 31, 2025, the Company had sales of $8,386,779 and gross profit of $6,399,010 for gross of margin of 76%, compared to sales of $7,352,635, gross profit of $5,086,873 and gross margin of 69% for the three months ended December 31, 2024.

Operating Expenses

	For the Three Months Ended December 31				For the Nine Months Ended December 31
	2025	2024	Change	% Change	2025	2024	Change	% Change
Salaries Expense	2,931,244	3,297,826	(366,582)	-11%	10,787,357	10,372,308	415,049	4%
General and administrative expenses	914,029	809,850	104,179	13%	2,741,912	3,455,474	(713,562)	-21%
Advertising & marketing	708,511	346,109	362,402	105%	2,082,463	511,455	1,571,008	307%
Bank charges	250,332	210,549	39,783	19%	725,340	770,849	(45,509)	-6%
Legal & Professional Fees	56,022	61,540	(5,518)	-9%	138,141	243,245	(105,104)	-43%
Insurance	40,318	79,569	(39,251)	-49%	126,863	160,395	(33,532)	-21%
Depreciation and Amortization	121,790	44,778	77,012	172%	342,751	108,201	234,550	217%
Utilities	34,743	10,426	24,317	233%	102,769	21,257	81,512	383%
Total Expenses	5,056,988	4,860,647	196,341	4%	17,047,597	15,643,184	1,404,413	8%
Other Income/Expenses
Dividend Income	4,537	9,123	2,451	27%	13,944	9,123	4,821	100%
Interest earned	457	16	441	2758%	2,259	13,216	(10,957)	100%
Net realized gain on sale of investments	309,807	174,613	135,194	47%	536,951	174,613	362,338	100%
Unrealized Gain/Loss of fair value changes of investments	(613,741)	(197,277)	(416,464)	-69%	(262,067)	(197,277)	(64,790)	100%
Interest Expenses	(4,769)	(6,290)	1,521	-24%	(16,335)	(11,097)	(5,238)	47%
Net Income before taxes	1,038,314	206,411	831,903	403%	2,440,925	2,109,382	331,543	16%
Income Tax	127,946	-	127,946	100%	127,946	28,349	99,597	351%
Net Income	910,367	206,411	703,956	341%	2,312,978	2,081,033	231,945	11%

For the three months ended December 31, 2025, salaries expense decreased to $2,931,244 from $3,297,826 and for the nine months ended December 31, 2025 it increased $415,049

General and administrative expenses increased to $914,029 from $104,179 for the three months ended December 31, 2025 and decreased $713,562 during the nine months ended December 31, 2025.

Marketing expenses totaled $708,511 for the three months ended December 31, 2025, and $346,109 for three months ended on December 31, 2024, this $362,402 had been contemplated by management as part of the strategic plan to increase sales in newly acquired business units, during the nine months ended December 31, 2025 marketing expense increased $1,571,008 and it is also contemplated as part of the Company’s aggressive marketing campaign.

Bank charges for the three months ended December 31, 2025 increased $39,783 this is directly related to credit card processing fees.

Legal and professional fees totaled $56,022 for the three months ended December 31, 2025, and $61,540 for the three months ended December 31, 2024, and legal expenses decreased $105,104 during the nine months ended December 31, 2025.

We are a smaller reporting company, as defined by 17 CFR § 229.10(f)(1). We do not consider the impact of inflation and changing prices as having a material effect on our net sales and revenues and on income from our operations for the previous two years or from continuing operations going forward.

Interest Expense

Interest expense for the three months ended December 31, 2025, was $4,769 vs $6,290 in the three months ended December 31, 2024, and $16,335 vs $11,097 during the nine months ended Dec 31 2025 and 2024 respectively.

Assets, Liabilities and Stockholders’ Equity

	As of
	December 31, 2025	March 31, 2025
ASSETS
Total Assets	$8,089,437	$7,066,721
Total Liabilities	2,286,431	3,215,610
Total Equity	5,03,006	3,851,111
Total Liabilities and Equity	$8,089,437	$7,066,721

The Company ended the quarter with $8,089,437 in total assets, which puts the company in a good position to continue to expand

Total liabilities decreased $929,179 from $3,215,610 to $2,286,431.

The Stockholders’ Equity as of December 31, 2025, was $5,803,006, compared to $3,851,111 of Stockholders Equity as of March 31, 2025.

Statement of cash flows

	For the nine months ended December 31,
	2025	2024
Net cash provided by operating activities	$1,055,078	$2,378,347
Net cash used in investing activities	(1,443,736)	(1,810,891)
Net cash used in financing activities	(668,870)	(742,938)
Net increase(decrease) in cash and cash equivalents	(1,057,530)	(175,482)
Cash and cash equivalents at beginning of the period	1,473,228	697,721
Cash and cash equivalents at end of the period	$415,699	$522,239

Cash Flow from Operating Activities

Net cash provided by operating activities for the nine months ended December 31, 2025, was $1,055,077, compared to $2,378,347 provided by operating activities from the prior year period, While operating cash flows declined due to inventory build, an increase in accounts receivable, and deposits made in reference to acquisitions management believes existing cash, expected operating cash flows, and investment monetization are sufficient to fund operations and repurchase activity for at least the next twelve months.

Cash Flow from Investing Activities

Net cash used in investing activities during the nine months ended December 31, 2025 was $1,443,736, compared to $1,810,891 during the nine months ended December 31, 2024.

Cash Flows from Financing Activities

Net cash used in financing activities during the nine months ended December 31, 2025 was $668,870.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2025, the Company issued 0 shares of its common stock for $0, in transactions that were exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) and/or Rule 506 promulgate under Regulation D. No gain or loss was recognized on the issuances.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

ISSUER REPURCHASES OF EQUITY SECURITIES

During the three months ended December 31, 2025, the Company repurchased 1,143,000 shares of its common stock for $177,659 in private transactions through a Stock Purchase Agreement with certain shareholders. On October 28, 2025, the Company repurchased 380,000 shares from an investor at $0.08 per share in cash. On December 10, 2025, the Company repurchased 763,000 shares from an investor at $0.193 per share I cash.

During the nine months ended December 31, 2025, the Company repurchased a total of 3,703,296 shares of its common stock for $647,086.72 in private transactions through Stock Purchase Agreements with certain shareholders. On April 15, 2025, the Company repurchased 1,050,296 shares from an investor at $0.1781 per share in cash. On September 9, 2025, the Company repurchased 1,510,000 shares from an investor at $0.1870 per share in cash. On October 28, 2025, the Company repurchased 380,000 shares from an investor at $0.08 per share in cash. On December 10, 2025, the Company repurchased 763,000 shares from an investor at $0.193 per share I cash.

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

EARTH SCIENCE TECH, INC.

Dated: February 13, 2026	By:	/s/ Giorgio R. Saumat
Giorgio R. Saumat
	Its:	CEO and Chairman of the Board

Dated: February 13, 2026	By:	/s/ Ernesto Flores
Ernesto Flores,
	Its:	CFO and Board of Director

