Form 10-K
period 2026-03-31
Earth Science Tech, Inc.
filed 2026-06-18
CIK 1538495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed fiscal year (March 31, 2026) was approximately $13,576,582.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on June 17, 2026, was 288,174,215.

APPLICABLE ONLY TO CORPORATE ISSUERS

Audit Firm ID	Auditor Name	Auditor Location
178	Semple, Marchal & Cooper, LLP	Phoenix, AZ

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

PART I

ITEM 1. BUSINESS

BUSINESS BACKGROUND AND OVERVIEW

Earth Science Tech, Inc. (“ETST” or the “Company”) was incorporated under the laws of the State of Nevada on April 23, 2010, and subsequently redomiciled to the State of Florida on June 27, 2022, headquartered in Miami, Florida.

ETST operates as a diversified holding company focused on the health and wellness sector. The Company’s principal operating strategy is to build a vertically integrated healthcare platform that combines compounding pharmacy operations, telemedicine platforms, clinical support, and patient fulfillment. The Company’s healthcare operations are supported by investments in real estate and asset management activities and a consumer products business.

The core of the Company’s value proposition is the seamless integration of patient care, from consultation to fulfillment. This is achieved through the synergy of specialized subsidiaries. The Company’s primary operating businesses include:

Business / Entity	Description
RxCompoundStore.com, LLC (“RxCompound”)	Miami-based licensed compounding pharmacy providing sterile and non-sterile medications in multiple U.S. states and Puerto Rico.

Mister Meds, LLC (“MisterMeds”)	Abilene, Texas compounding pharmacy that received full compounding licensure in March 2025; includes sterile compounding capabilities and hazardous drug handling.

Peaks Curative LLC(“Peaks”)	Telemedicine referral platform offering asynchronous consultations for compounded medications prepared by RxCompound and Mister Meds.

DOConsultation.com LLC (“DOC”)	Telehealth brand focused on home-based therapies and virtual consultations, with prescriptions fulfilled by the Company’s pharmacies.

Las Villas Health Care (“Villas”)	Brick-and-mortar healthcare facility designed to expand patient access.

Avenvi LLC	Real estate and asset management arm; supports healthcare infrastructure and manages the Company’s share repurchase program.

MagneChef	80%-owned direct-to-consumer kitchen products brand using proprietary intellectual property.

As of the date of this filing, the Company has aggressively expanded its state licensure, allowing its pharmacy and telehealth services to reach a near-national footprint.

Strategic Asset Management & Infrastructure

Avenvi serves as the Company’s real estate and asset management arm. Avenvi provides the critical physical infrastructure required for the Company’s expanding pharmacy operations and manages ETST’s real estate-related investment strategies. Additionally, Avenvi plays a pivotal role in the Company’s disciplined capital allocation strategy, which focuses on non-dilutive growth and the management of the Company’s share repurchase initiatives.

Diversified Holdings & Innovation

The Company maintains a 80% stake in MagneChef, a direct-to-consumer brand that leverages proprietary intellectual property to market innovative kitchen products. This subsidiary provides a diversified revenue stream and demonstrates the Company’s ability to commercialize unique IP across different consumer segments.

Capital Structure & Governance Focus

A defining pillar of the Company’s current strategy is fiscal discipline and shareholder alignment. Since the final share issuance in October 2023, management has focused exclusively on non-dilutive financing, significant reductions in authorized common stock (from 750 million to 300 million), and a robust share buyback program. This strategy is underpinned by a high level of insider ownership, with management holding approximately 48% of outstanding shares, the vast majority of which were purchased.

PRODUCT REGULATION

The Company’s operations are subject to extensive federal, state, and local laws and regulations governing the compounding, distribution, and delivery of pharmaceutical products, as well as the provision of telemedicine services and sale of consumer goods.

Pharmacy Regulation

Our pharmacy subsidiaries, RxCompound and Mister Meds are primarily governed by Section 503A of the Federal Food, Drug, and Cosmetic Act (FDCA). Unlike large-scale manufacturers, our compounding pharmacies are regulated predominantly by individual State Boards of Pharmacy. We maintain strict adherence to United States Pharmacopeia (USP) standards, specifically USP <795> for non-sterile preparations and USP <797> for sterile preparations. These standards dictate the environmental controls, rigorous testing protocols, and quality assurance measures necessary to ensure the integrity and potency of customized medications dispensed upon receipt of patient-specific prescriptions. As we expand our geographical footprint, we continuously monitor state-level licensure requirements to ensure compliant dispensing across all active jurisdictions.

Telemedicine Regulation

The Company’s digital health operations, facilitated through Peaks, DOC and our integrated pharmacy platforms, navigate a multifaceted landscape of federal and state laws. We currently operate under the Fourth Temporary Extension of COVID-19 Telemedicine Flexibilities, which permits our affiliated healthcare providers to prescribe Schedule II-V controlled substances via telemedicine through December 31, 2026, without a prior in-person evaluation. Furthermore, our business structures are meticulously designed to comply with state Corporate Practice of Medicine (CPOM) doctrines, maintaining a clear separation between the Company’s administrative support and the independent clinical judgment of licensed professionals. We also maintain comprehensive data security protocols to ensure all patient interactions and records remain compliant with the Health Insurance Portability and Accountability Act (HIPAA).

Specialized Clinical Services and Wellness

Villas represents the Company’s commitment to personalized, in-person clinical care. This subsidiary is subject to state-specific clinical licensure and must meet the stringent standards set by regional Departments of Health for physical wellness facilities. In addition to medical board oversight, Villas adheres to Occupational Safety and Health Administration (OSHA) standards regarding the management of clinical environments and the handling of medical waste. To ensure equitable access and informed consent, the facility maintains rigorous language-access protocols, ensuring all clinical documentation and patient disclosures meet federal standards for accuracy and cultural competence.

Asset Management and Capital Allocation

Avenvi serves as the strategic infrastructure and asset management arm of the Company, providing the logistical foundation for our pharmacy operations while overseeing critical financial initiatives. In its capacity managing the Company’s $10 million share repurchase program, Avenvi operates under the safe harbor provisions of SEC Rule 10b-18. This requires unwavering adherence to specific volume, price, and timing constraints designed to maintain market integrity and prevent manipulative trading practices. Additionally, Avenvi manages our physical properties to ensure compliance with local zoning ordinances and the specialized environmental codes required for high-capacity compounding laboratories.

Consumer Product Regulation

MagneChef, our 80%-owned consumer brand, operates under the regulatory purview of agencies governing household goods and intellectual property. Our products are subject to the safety standards enforced by the Consumer Product Safety Commission (CPSC) and the advertising substantiation requirements of the Federal Trade Commission (FTC). Given that MagneChef’s value is derived from its proprietary magnetic heat-conduction technology, we prioritize the maintenance and protection of our patent portfolio through regular filings with the U.S. Patent and Trademark Office (USPTO). This ensures that our unique innovations remain legally protected as we scale our direct-to-consumer presence.

The Company maintains internal compliance protocols and engages legal and regulatory consultants as needed to ensure adherence to applicable laws and industry standards across all subsidiaries and operating areas.

Marketing

The Company employs a multi-channel marketing and sales strategy designed to leverage the vertical integration of our healthcare and consumer portfolios. Our approach focuses on high-conversion digital acquisition, strategic demographic targeting, and the utilization of proprietary technology to drive patient retention and brand loyalty across our diverse subsidiaries. By maintaining control over both the clinical consultation and the pharmaceutical fulfillment process, we are able to execute marketing campaigns that offer a seamless, high-value consumer experience while maintaining a lower cost of customer acquisition (CAC) compared to non-integrated competitors.

Health and Wellness

Our marketing efforts for RxCompound, Mister Meds, and Peaks are centered on digital-first strategies that prioritize search engine optimization (SEO), targeted social media engagement, and performance-based digital advertising. We focus on educating consumers about the clinical benefits of customized compounding and the convenience of our asynchronous telemedicine platforms. For Mister Meds, our strategy specifically targets high-demand therapeutic areas, utilizing data-driven insights to reach patients in licensed jurisdictions, such as Texas, where we have established a strong dispensing presence. Peaks and DOC serve as a primary funnel for these operations, utilizing a streamlined user interface to convert digital traffic into long-term patients through a frictionless onboarding and consultation process.

Our strategy for Villas emphasizes community-based outreach, culturally relevant digital content, and targeted traditional media to build trust within its niche market. By focusing on specialized wellness and sexual health—areas often underserved by traditional healthcare providers—Villas attracts a dedicated patient base that values personalized, in-person clinical support. This subsidiary also benefits from cross-promotional opportunities within the broader ETST ecosystem, directing patients to our digital pharmacy services for ongoing prescription fulfillment.

Real Estate and Asset Management Division

Avenvi has no marketing activities as it serves as foundation for managing the Company’s assets.

Consumer Products

The marketing strategy for MagneChef leverages the brand’s proprietary intellectual property to differentiate its products in the competitive direct-to-consumer (DTC) kitchenware market. We utilize a combination of influencer partnerships, video-based social media demonstrations, and e-commerce optimization to showcase the unique benefits of our magnetic heat-conduction technology. By focusing on the “innovative kitchen” segment, MagneChef targets a demographic that values efficiency and high-performance technology, allowing us to maintain premium pricing and drive brand recognition independent of our healthcare operations.

The Company adheres to all applicable advertising regulations across its marketing channels, including those governing the promotion of health-related products and services. Marketing compliance is reviewed internally and through third-party consultants to reduce regulatory risk and ensure alignment with corporate messaging.

Strategic Brand Positioning and Retention

Central to the Company’s overall marketing success is our focus on patient and customer retention. We utilize Customer Relationship Management (CRM) systems at each of our subsidiaries to provide personalized follow-ups, medication reminders, and targeted wellness content. This holistic approach not only increases the lifetime value (LTV) of each customer but also reinforces ETST’s position as a comprehensive health and wellness provider. Furthermore, our commitment to social responsibility through the ESF enhances our brand equity, demonstrating to investors and consumers alike that the Company is dedicated to healthcare accessibility and community support.

COMPETITION

The Company operates in a highly competitive and fragmented landscape across several major sectors, including pharmaceutical compounding, telemedicine, clinical wellness, real estate asset management, and direct-to-consumer goods. We compete with a diverse array of market participants, ranging from large, established multinational corporations with significantly greater financial resources to specialized, niche firms and emerging technology-driven startups. Our ability to compete effectively is predicated on our unique vertical integration, which allows us to offer a value added healthcare experience.

Health and wellness

In the pharmaceutical compounding and telemedicine sectors the Company faces intense competition from both traditional brick-and-mortar pharmacies and a rapidly expanding cohort of digital health platforms. The Company competes with established pharmacy chains, which have increasingly integrated specialty pharmacy and digital prescription services into their models. In the telemedicine space, we compete with well-capitalized platforms as well as specialized sexual health and wellness platforms. Our competitive advantage in this sector lies in our ability to seamlessly link the clinical consultation with our proprietary pharmacy fulfillment, ensuring higher quality control and more responsive patient care than platforms that rely on third-party pharmacy networks.

Real Estate and Asset Management

Avenvi has no natural competitors as it serves as the foundation for managing the Company’s assets.

Consumer Product Innovation

MagneChef operates in the highly saturated direct-to-consumer (DTC) kitchenware and household goods market. We compete with established premium cookware brands, as well as high-growth DTC entrants. These competitors often have larger marketing budgets and established retail partnerships. MagneChef’s competitive strategy focuses on the commercialization of its proprietary magnetic heat-conduction technology, allowing us to market a unique value proposition centered on efficiency and technological innovation. By targeting the “innovative kitchen” segment through digital-first performance marketing, we aim to capture market share from consumers seeking high-performance alternatives to traditional cookware.

Across all business segments, the Company’s ability to compete effectively depends on its continued investment in operational scalability, regulatory compliance, customer service, and innovation. The Company expects competitive pressures to intensify as regulatory frameworks evolve, and new market entrants emerge.

EMPLOYEES

As of March 31, 2026, the Company has 77 employees. None of our employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relationship with our employees to be good.

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

Summary of Principal Risk Factors

●	Our results of operations, as well as our key metrics, may fluctuate on a quarterly and annual basis, which may result in our failing to meet the expectations of industry and securities analysts or our investors.

●	If we are unable to expand the scope of our offerings, including the number and type of products and services that we offer, the number and quality of healthcare providers serving our customers, and the number and types of conditions capable of being treated through our platform, our business, financial condition, and results of operations may be materially and adversely affected.

●	If we are unable to successfully market to new customers and retain existing customers, or if evolving privacy, healthcare, or other laws prevent or limit our marketing activities, our business, financial condition, and results of operations could be harmed.

●	We operate in highly competitive markets and face competition from large, well-established healthcare providers and more traditional retailers and pharmaceutical providers with significant resources, and, as a result, we may not be able to compete effectively.

●	Our brand is integral to our success. If we fail to effectively maintain, promote, and enhance our brand in a cost-effective manner, our business and competitive advantage may be harmed.

●	Our pharmacy business subjects us to additional healthcare laws and regulations beyond those we face with our telehealth business and increases the complexity and extent of our compliance and regulatory obligations.

●	If we fail to comply with applicable healthcare and other governmental regulations, we could face substantial penalties, in which case our business, financial condition, and results of operations could be adversely affected, and we may be required to restructure our operations.

●	Evolving government regulations and enforcement activities may require increased costs or adversely affect our results of operations.

●	Security breaches, loss of data, and other disruptions could compromise sensitive information related to our business or customers or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

●	We may be subject to legal proceedings and litigation, including intellectual property disputes, which are costly to defend and could materially harm our business and results of operations.

●	We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

●	Our Series B class Preferred stock structure has the effect of concentrating voting power with our Chief Executive Officer and Chairman of the Board, Giorgio R. Saumat, which limits an investor’s ability to influence the outcome of important transactions, including a change in control.

●	The market price of our common stock may be volatile.

Risks Related to Health and Wellness sector

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

We operate in a nascent and rapidly evolving market that may be difficult to predict. Our core business model, particularly through Peaks, and Villas, operates in emerging areas of telehealth and wellness. The competitive landscape is dynamic and includes risks related to regulatory changes, industry consolidation, and shifts in consumer behavior, all of which may affect demand forecasting and business planning.

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

Our reliance on MOC Teledoc, our affiliated healthcare provider network, exposes us to risks related to provider recruitment, retention, clinical liability, and complex regulatory compliance. MOC Teledoc, a subsidiary operating under Peaks, manages our proprietary telemedicine platform and network of affiliated doctors to facilitate telehealth consultations. Our continued growth and ability to seamlessly fulfill prescriptions depend heavily on recruiting, retaining, and effectively managing qualified, state-licensed healthcare professionals within this network. If we encounter difficulties in expanding the MOC Teledoc network, or if we experience high turnover among affiliated providers, our capacity to handle patient volume could be severely constrained, directly impacting revenue.

Furthermore, facilitating medical consultations exposes us to inherent clinical risks. We may face vicarious liability, medical malpractice claims, or reputational damage arising from the clinical decisions, conduct, or omissions of the independent providers utilizing the MOC Teledoc platform. Additionally, we must ensure our operational relationship with MOC Teledoc strictly adheres to varying state-specific Corporate Practice of Medicine (CPOM) doctrines, which prohibit non-physician entities from interfering with the independent clinical judgment of licensed medical professionals. Any regulatory scrutiny or legal challenges regarding the operational independence or classification of these physicians could result in significant fines, costly mandatory restructuring, or severe disruptions to our telehealth operations.

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

Risks Related to Asset Management

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

Avenvi’s performance is closely tied to the Company’s strategic direction. As Avenvi manages physical infrastructure and real estate investments for Earth Science Tech, Inc., changes in ETST’s strategic priorities, capital allocation, or liquidity may directly affect Avenvi’s development operations and financial outcomes.

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

Reputational risks may result from underperformance or mismanagement. Failure to meet development expectations or mismanagement of capital—especially in relation to the Company’s resources—may result in reputational damage or increased scrutiny from shareholders and regulators.

Risks Related to MagneChef Consumer

We may be unable to protect our intellectual property rights, including those associated with MagneChef. The MagneChef product line depends on patented technologies and trademarked branding. Failure to enforce or maintain these rights may result in loss of exclusivity, brand dilution, or increased competition.

Product liability or safety issues related to MagneChef could result in reputational harm or legal exposure. If any Magne product is found to be defective, unsafe, or misused, we may face product recalls, regulatory inquiries, litigation, or consumer dissatisfaction that adversely impacts sales and brand equity.

MagneChef operates in a competitive consumer goods market with limited barriers to entry. Larger companies with established distribution, pricing power, or marketing budgets may limit our ability to gain or maintain market share.

Shifts in consumer behavior may impact demand for MagneChef products. Changes in household spending patterns, cooking trends, or consumer preferences could reduce demand and impact overall product performance.

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

Evolving telemedicine regulations create compliance uncertainty. As telehealth laws continue to evolve across jurisdictions, we must adapt to inconsistent requirements around prescribing, physician licensure, patient consent, and record keeping. Failure to keep pace with these changes may limit our geographic reach or lead to regulatory violations.

Privacy and data protection laws may impose additional burdens on our business. We are subject to HIPAA and other federal and state privacy laws governing the collection, storage, and transmission of personal health information. Breaches or noncompliance may result in fines, litigation, and loss of customer trust.

Our compounding pharmacy operations rely on regulatory exemptions that are subject to strict and evolving FDA interpretation, particularly regarding drug shortages. RxCompound and Mister Meds operate under Section 503A of the FDCA, which provides exemptions from standard FDA drug approval processes provided certain conditions are met, including restrictions on compounding drugs that are ‘essentially a copy’ of commercially available products. We rely on the FDA’s drug shortage list to legally compound certain high-demand medications. If the FDA removes key active pharmaceutical ingredients from the shortage list, alters its enforcement discretion, or determines that our customized formulations do not demonstrate sufficient clinical difference from mass-market drugs, our pharmacies could be forced to immediately halt production of highly profitable product lines, which would materially and adversely affect our revenue.

Future regulatory developments may increase compliance costs or restrict operations. Emerging policies—such as new FDA oversight of compounded drugs, increased scrutiny of health tech platforms, or restrictions on influencer marketing in healthcare—could materially affect how we conduct business.

Risks Related to Intellectual Property and Legal Proceedings

We may be unable to adequately protect our intellectual property rights. Our success depends in part on our ability to protect proprietary technologies, trademarks, trade secrets, and other intellectual property associated with our brands, including MagneChef. If we fail to adequately secure or enforce our rights, we may lose competitive advantages, experience brand dilution, or face increased competition.

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

Risks Related to Ownership of the Company Securities

Our common stock is currently quoted only on the OTCID Marketplace, which may have an unfavorable impact on our stock price and liquidity.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The Company recognizes the growing importance of cybersecurity. The company employs a dedicated IT infrastructure department led by Chris Rose. The IT department assumes the primary responsibility for overseeing our cybersecurity risk exposure across the entire organization. This includes evaluating, assessing, and enhancing cybersecurity practices.

Initial Risk Assessment

Our technology department conducts regular IT and Security risk assessments. This involves employee sit-alongs, inventorying all tech systems and assets, and reviewing existing practices, procedures, and policies. The findings are meticulously cataloged. Action plans are developed and addressed in priority ranked order. These assessments are updated quarterly, addressing new and outstanding risks and remediation plans.

Third-Party Engagement

To expedite security policy changes, active threat monitoring, infrastructure enhancements, device management, and endpoint security, the company engages additional third-party IT consultants.

ITEM 2. PROPERTY AND EQUIPMENT

The Company’s Subsidiaries RxCompound and Mister Meds use a variety of pharmaceutical compounding equipment in its operations. Most of the equipment used by the Company is owned outright by the Company, but the Company does lease certain equipment. The leases for such equipment contain terms that are customary in the industry in which the Company operates. On March 31, 2026, the Company had approximately $1,520,000 in property and equipment net.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the OTCID Market under the symbol “ETST.” Our common stock has been quoted on the OTCID Market since July 1, 2025, under the symbol “ETST”. Because we are quoted on the OTCID Market, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid quotations for our common stock as reported in the OTCID for the periods indicated.

Fiscal Year Ending March 31st, 2026	Low	High
First Quarter – reported June 30, 2025	$0.108	$0.194
Second Quarter – reported September 30, 2025	$0.17	$0.21
Third Quarter – reported December 31, 2025	$0.13	$0.237
Fourth Quarter – reported March 31, 2026	$0.0759	$0.16

Fiscal Year Ending March 31st, 2025	Low	High
First Quarter – reported June 30, 2024	$0.24	$0.279
Second Quarter – reported September 30, 2024	$0.14	$0.1799
Third Quarter – reported December 31, 2024	$0.1134	$0.129
Fourth Quarter – reported March 31, 2025	$0.0115	$0.13

HOLDERS

As of March 31, 2026, there were 205 holders of record of the Company’s common stock. A greater number of holders are “street name” or beneficial holders, whose shares or records are held by banks, brokers and other financial institutions.

DIVIDENDS

We have not paid any dividends on our common stock since our inception.

The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions.

UNREGISTERED SALES OF SECURITIES

The Company did not sell any equity securities during the fiscal year ended March 31, 2026. The Company has not sold any equity securities since early 2023.

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

ISSUER REPURCHASES OF EQUITY SECURITIES

During the twelve months ended March 31, 2026, the Company repurchased 2,728,000 shares of its common stock for $471,410, in private transactions through Stock Purchase Agreements with certain shareholders.

ISSUER CANCELLATION OF EQUITY SECURITIES

During the twelve months ended March 31, 2026, the Company cancelled 4,023,296 shares of its common.

On January 27, 2026, the Company finalized the cancellation of 250,000 shares of common stock previously issued to a private shareholder. This action was authorized by the Board of Directors on May 13, 2025, following a review by the Company’s former Receiver, who determined that there was no record of consideration for the original issuance and that the holder had previously agreed to surrender the shares. The cancellation was recorded effective January 27, 2026, the date of final processing by the transfer agent. All of these shares have been returned to the status of authorized but unissued share.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the years ended March 31, 2026, and March 31, 2025, should be read in conjunction with our consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements due to several factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

OVERVIEW

ETST operates as a diversified holding company focused on the health and wellness sector. The Company’s principal operating strategy is to build a vertically integrated healthcare platform that combines compounding pharmacy operations, telemedicine platforms, clinical support, and direct-to-patient fulfillment. The Company’s healthcare operations are supported by investments in real estate and asset management activities and a consumer products business.

The core of the Company’s value proposition is the seamless integration of patient care, from consultation to fulfillment. This is achieved through the synergy of specialized subsidiaries. The Company’s primary operating businesses include:

Health and wellness

●	RxCompoundStore.com: Multi-state (Florida based) sterile/non-sterile compounding for specialized therapies; providers and patients needing access beyond retail chains.

●	Mister Meds: Multi-state (Texas based) sterile/hazardous compounding center; Texas patients and referring clinicians; fast TX dispensing and hub for nearby states.

●	Peaks Curative: Frictionless asynchronous consults funneling to licensed pharmacies; digitally engaged patients seeking convenience.

●	DOConsultations: Virtual care brand for home-based therapies; patients wanting guided telehealth with ongoing follow-up.

●	Villas Health Care: Brick-and-mortar healthcare facility designed to expand patient access.

Asset Management and Other

●	Avenvi: A diversified real estate company engaged in development, asset management, and financing. With a growing portfolio of real estate holdings, Avenvi provides turnkey solutions from development to end-user financing. It also manages investment activities for ETST and oversees the Company’s ongoing $10 million share repurchase program.

●	MagneChef: A direct-to-consumer retail brand. Utilizing its patents and intellectual properties, the company aims to develop new products that can be marketed and sold online. Currently, the company has developed products for cooking. MagneChef is in the process of expanding its product line for new offerings that incorporate its intellectual property.

RESULTS OF OPERATIONS

The following tables set forth summarized cost of revenue information for the year ended March 31, 2026, and for the year ended March 31, 2025, respectively.

	For the Year Ending March 31,
	2026	2025	$ Change	% Change
Revenue	$35,695,614	$33,117,624	$2,577,990	8%
Cost of goods sold	10,207,557	8,817,488	1,390,069	16%
Gross Profit	25,488,057	24,300,136	1,187,921	5%

We generated sales of $35,695,614 and gross profit of $25,488,057, representing a gross margin of 71% for the year ended March 31, 2026, compared to product sales of $33,117,624 and gross profit of $24,300,136,    representing a gross margin of 73% for the year ended March 31, 2025.

The increase in product sales for the year ended March 31, 2026, was primarily driven by higher demand for compounded medications across the Company’s platforms, including increased prescription volumes generated through the Company’s telemedicine channels and customer portals. Growth was supported by continued expansion of the Company’s integrated platform, which connects patient intake, prescribing, and fulfillment.

Gross profit increased in absolute dollars; however, gross margin decreased from 73% to 71%. The decline in gross margin was primarily attributable to lower average selling prices resulting from competitive market conditions and changes in product mix.

Additionally, cost of goods sold increased proportionally at a higher rate than revenue, driven by factors such as ingredient cost variability, fulfillment-related costs, and pricing strategies implemented to support volume growth. Management continues to monitor pricing, supplier costs, and product mix in order to optimize margins while maintaining competitive positioning and supporting demand.

OPERATING EXPENSES

	For years ended March 31,
	2026	2025	$ Change	% Change
Salaries, wages and benefits	13,776,033	14,115,643	(339,610)	-2%
Office/General and Administrative Expenses	3,571,448	4,154,838	(583,390)	-14%
Bank Charges	1,006,026	1,066,577	(60,551)	-6%
Advertising & marketing	2,840,553	836,860	2,003,693	239%
Legal & Professional Fees	221,179	305,932	(84,753)	-28%
Insurance	168,353	180,281	(11,928)	-7%
Operating lease cost	180,753	98,434	82,318	83%
Depreciation and Amortization	284,396	53,951	230,445	427%
Utilities	130,790	39,661	91,129	229%
Total operating expenses	22,179,531	$20,852,178	$1,327,353	6%

Other income/expenses
Dividend Income	15,458	9,141	6,317	69%
Net realized gain on sale of investments	671,528	300,162	371,366	124%
Unrealized Gain/Loss of fair value changes of investments	(957,118)	(365,661)	(591,457)	162%
Other	67,194	-	67,194	100%
Interest Expenses	(16,327)	(21,189)	4,862	-23%
Net Income before taxes	3,089,261	3,370,410	(281,149)	-8%
Income Taxes	(511,676)	116,776	(628,452)	-538%
Net Income	3,600,937	3,253,635	347,302	11%
Net loss attributed to non controlling interest	-29,839	-	-29,839	-100%
Net Income available to common stockholders’	$3,630,776	$3,253,635	377,141	12%

Salaries expense decreased from $14,115,643 for the year ended March 31, 2025, to $13,776,033 for the year ended March 31, 2026.

The decrease occurred despite the Company’s operational growth and expansion of its workforce and was primarily attributable to voluntary modifications to compensation arrangements by the Company’s Chief Executive Officer, CEO, and Chief Operating Officer, COO, who elected to rescind portions of their previously agreed compensation and implemented interim compensation adjustments, approved by the Board of Directors. These reductions more than offset increases in personnel costs associated with headcount growth during the period.

Selling, general and administrative expenses decreased from $4,154,838 for the year ended March 31, 2025, to $3,571,448 for the year ended March 31, 2026. The decrease was primarily attributable to process improvements and efficiency initiatives implemented across the Company’s operations, as management continued to optimize administrative functions and cost structures. These improvements resulted in lower operating overhead, despite the Company’s continued growth during the period.

Insurance expense totaled $168,353 for the fiscal year ended March 31, 2026, compared to $180,281 for the fiscal year ended March 31, 2025. The decrease was primarily attributable to the Company obtaining comparable insurance coverage at lower premium rates during the current fiscal year.

Lease cost totaled $180,753 for the fiscal year ended March 31, 2026, compared to $98,434 for the fiscal year ended March 31, 2025. The increase was primarily attributable to a new lease entered into during the fiscal year ended March 31, 2026.

Marketing expenses totaled $2,840,553 for the year ended March 31, 2026, an increase of $2,003,693 from $836,860 for the year ended March 31, 2025. The increase was primarily attributable to expanded digital marketing initiatives, including higher spending on social media platforms and search engine advertising, aimed at driving online sales growth, increasing customer acquisition, and supporting higher prescription volumes across the Company’s telemedicine and e-commerce channels.

Bank charges were $1,006,026 during the twelve months ended March 31, 2026, and $1,066,577 during the twelve months ended March 31, 2025.

Legal and professional fees totaled $221,179 for the year ended March 31, 2026, a decrease of $84,753 from $305,932 for the year ended March 31, 2025. The decrease was primarily attributable to lower legal and consulting costs incurred during the period, including reduced reliance on external professional services compared to the prior year.

Management is not aware of any pending or threatened legal proceedings that would have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

For the year ended March 31, 2026, the Company had a net income of approximately $3,600,000 compared to a net income of approximately $3,250,000 for the year ended March 31, 2025.

We are a smaller reporting company, as defined by 17 CFR § 229.10(f)(1). We do not consider the impact of inflation and changing prices as having a material effect on our net sales and revenues and on income from our operations for the previous two years or on continuing operations going forward.

INTEREST EXPENSE

Interest expense was $16,327 during the fiscal year ending March 31, 2026, compared with $21,189 during fiscal year ending March 31, 2025.

INCOME TAX

Estimated taxes were calculated using the 2026 federal tax rate of 21%. We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities based on the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

BALANCE SHEETS & CASH FLOWS STATEMENTS

	As of March 31,
	2026	2025
ASSETS:
Current Assets
Cash	$796,797	$1,473,228
Accounts Receivable, net	356,054	129,064
Equity securities at fair value	1,360,040	645,438
Inventory	682,059	503,938
Long lived assets, available for sale	371,684	-
Prepaid Expenses and other current assets	154,480	358,837
Total Current Assets	3,721,114	3,110,505
Non-Current Assets
Property and Equipment, net	1,517,888	1,384,110
Right of use asset, net	95,317	172,429
Intangible assets, net	208,170	96,885
Deferred tax asset, net	772,294	-
Goodwill	2,654,554	2,302,792
TOTAL ASSETS	$8,969,337	$7,066,721
LIABILITIES AND EQUITY:
Liabilities
Accounts Payable	$681,925	$492,352
Accrued Expenses and other current liabilities	1,150,442	2,322,022
Operating lease obligations	96,206	121,851
Current portion of long-term debt- other	-	30,592
Short-term business loans	-	179,488
Total Current Liabilities	1,928,573	3,146,305
Long-Term Liabilities
Lease Liability	-	37,878
Loans and Obligations	-	31,427
Total Long-Term Liabilities	-	69,305
Total Liabilities	1,928,573	3,215,610
Stockholders’ Equity
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding as of March 31, 2026, and March 31, 2025, respectively	1,000	1,000
Common stock, par value $0.001 per share, 300,000,000 shares authorized; 291,324,607 shares issued and outstanding as of March 31, 2026, and 295,347,903 issued and 294,302,607 outstanding as of March 31, 2025	291,324	295,348
Additional Paid in Capital	30,826,352	31,480,143
Accumulated Deficit	(24,108,199)	(27,738,975)
Treasury Stock, at cost (0 and 1,045,296 shares at March 31, 2026, and March 31, 2025, respectively)	-	(186,405)
Total Stockholders’ Equity	7,010,477	3,851,111
Non-Controlling Interest	30,287	-
Total Equity	7,040,764	3,851,111
TOTAL LIABILITIES AND EQUITY	$8,969,337	$7,066,721

A summary of our changes in cash flows & Statement of Financial Position for the years ending March 31, 2026, and 2025, is provided below:

The Company had $796,797 in Cash as of March 31, 2026, compared to $1,473,228 as of March 31, 2025.

The Company had $682,059 inventory and $356,054 in accounts receivable as of March 31, 2026, compared to $503,938 and $129,064 as of March 31, 2025.

Equity investments are reported at fair value, totaling $1,360,040 as of March 31, 2026, and $645,438 as of March 31, 2025.

The Company completed construction of a residential property during the period, which is currently available for sale, at a total capitalized cost of $371,684.

As of March 31, 2026, the Company made additional purchases of equipment of approximately $760,000, to expand its operations.

The Company had $681,925 in Accounts Payable as of March 31, 2026, compared to $492,352 as of March 31, 2025.

The Company had approximately $1,150,000 in accrued expenses and other current liabilities as of March 31, 2026, compared to approximately $2,320,000 as of March 31, 2025.

Total current liabilities decreased from $3,146,305 to $1,928,573.

Long term liabilities decreased from $69,305 as of March 31, 2025, to $0 as of March 31, 2026.

The Company had a Stockholders’ Equity of $7,040,764 as of March 31, 2026, compared to $3,851,111 of Stockholders Equity as of March 31, 2025. This improvement is primarily due to net income available to common stockholders of approximately $3,630,000.

STATEMENT OF CASH FLOWS

	For the Years Ending March 31,
	2026	2025
Net cash provided by operating activities	$1,940,863	$4,372,390
Net cash used in investing activities	(1,904,377)	(1,881,350)
Net cash used in financing activities	(712,917)	(1,715,533)
Net increase (decrease) in cash and cash equivalents	(676,431)	775,507
Cash and cash equivalents at beginning of the period	1,473,228	697,721
Cash and cash equivalents at end of the period	$796,797	$1,473,228

CASH FLOWS FROM OPERATING ACTIVITIES

The Company’s net cash provided by operating activities was $1,940,863 for the twelve months ended March 31, 2026, compared to $4,372,390 for the twelve months ending March 31, 2025.

CASH FLOWS FROM INVESTING ACTIVITIES

During the twelve months ending March 31, 2026, and March 31, 2025, the Company used $1,904,377 in investing activities and $1,881,350, respectively.

CASH FLOWS FROM FINANCING ACTIVITIES

Net Cash used in financial activities during the twelve months ended March 31, 2026, was $712,917, primarily due to the repurchase of the Company’s stock.

During the Fiscal Year ending March 31, 2026, the Company repurchased $471,410 of its common stock and 4,023,296 shares were retired during the fiscal year ending March 31, 2026.

FUTURE FINANCING

The Company believes its current cash flow from operations will be sufficient to fund its anticipated operating and capital requirements for the next 12 months, and we do not presently anticipate needing to raise additional dilutive financing.

STOCK BASED COMPENSATION

The Company did not issue any stock-based compensation during the fiscal year ended March 31, 2026.

RECENT ACCOUNTING PRONOUNCEMENTS

The company has assessed the impact of recent pronouncements on the preparation of Consolidated Financial Statements, and their impact has been disclosed in note 2.

OFF- BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

To the stockholders and the board of directors of

Earth Science Tech, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Earth Science Tech, Inc. and subsidiaries (the “Company”) as of March 31, 2026, the related consolidated statement of operations, stockholders’ equity, and cash flows for the year ended March 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026, and the results of its consolidated operations and its cash flows for the year ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Semple, Marchal & Cooper, LLP (PCAOB ID #178)

Certified Public Accountants

We have served as the Company’s auditor since 2026.

Phoenix, AZ

June 18, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Earth Science Tech, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Earth Science Tech, Inc. and its Subsidiaries (the Company) as of March 31, 2025, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended March 31, 2025, and the related consolidated notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025, and the results of its operations and its cash flows for year ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Wayne, Pennsylvania

June 26, 2025

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2026, AND 2025

	As of March 31,
	2026	2025
ASSETS:
Current Assets
Cash and cash equivalents	$796,797	$1,473,228
Accounts receivable, net	356,054	129,064
Equity securities	1,360,040	645,438
Inventory	682,059	503,938
Long lived assets, available for sale	371,684	-
Prepaid Expenses and other current assets	154,480	358,837
Total Current Assets	3,721,114	3,110,505
Non-Current Assets
Property and Equipment, net	1,517,888	1,384,110
Right of use assets, net	95,317	172,429
Intangible assets, net	208,170	96,885
Deferred tax asset, net	772,294	-
Goodwill	2,654,554	2,302,792
TOTAL ASSETS	$8,969,337	$7,066,721
LIABILITIES AND EQUITY:
Current Liabilities
Accounts payable	$681,925	$492,352
Accrued expenses and other payables	1,150,442	2,322,022
Current portion of operating lease obligations	96,206	121,851
Current portion of loans & obligations	-	30,592
Short-term business loans	-	179,488
Total Current Liabilities	1,928,573	3,146,305
Long-Term Liabilities
Lease Liability	-	37,878
Loans and Obligations	-	31,427
Total Liabilities	1,928,573	3,215,610
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding as of March 31, 2026, and March 31, 2025, respectively	1,000	1,000
Common stock, par value $0.001 per share, 300,000,000 shares authorized; 291,324,607 shares issued and outstanding as of March 31, 2026, and 295,347,903 issued and 294,302,607 outstanding as of March 31, 2025	291,324	295,348
Additional Paid in Capital	30,826,352	31,480,143
Accumulated Deficit	(24,108,199)	(27,738,975)
Treasury Stock, at cost (0 and 1,045,296 shares as of March 31, 2026, and March 31, 2025, respectively)	-	(186,405)
Total Stockholders’ Equity	7,010,477	3,851,111
Non-Controlling Interest	30,287	-
Total Equity	7,040,764	3,851,111
TOTAL LIABILITIES AND EQUITY	$8,969,337	$7,066,721

The accompanying notes are an integral part of these consolidated financial statements.

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR YEARS ENDED MARCH 31, 2026, AND 2025

	2026	2025

Revenue	$35,695,614	$33,117,624
Cost of Goods Sold	10,207,557	8,817,488
Gross Profit	25,488,057	24,300,136
Expenses
Salaries Expense	13,776,033	14,115,643
Selling general and administrative expenses	3,571,448	4,154,838
Bank charges	1,006,026	1,066,577
Advertising & marketing	2,840,553	836,860
Legal and professional fees	221,179	305,932
Insurance	168,353	180,281
Operating lease cost	180,753	98,434
Depreciation and amortization	284,396	53,951
Utilities	130,790	39,661
Total Expenses	$22,179,531	$20,852,178
Other income (expense)
Dividend and interest income	15,458	9,141
Net realized gain on sale of investments	671,528	300,162
Unrealized Gain (Loss) on fair value changes of investments	(957,118)	(365,661)
Other	67,194	-
Interest Expense	(16,327)	(21,189)
Net Income before taxes	3,089,261	3,370,411
Income Taxes	(511,676)	116,776
Net Income	$3,600,937	$3,253,635

Net Income/(Loss) attributed to non-controlling interest	(29,839)	-
Net Income available to common stockholders’	3,630,776	3,253,635
Earnings per common share-Basic and Diluted	$0.012	$0.011

Weighted average number of shares outstanding- Basic and Diluted	293,069,803	303,521,458

The accompanying notes are an integral part of these consolidated financial statements.

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR YEARS ENDING MARCH 31, 2026, AND 2025

	Common Stock		Preferred Stock		Additional paid in	Accumulated		Treasury
Description	Shares	Amount	Shares	Amount	Capital	Deficit	NCI	Stock	Total
Balance at March 31, 2025	295,347,903	$295,348	1,000,000	$1,000	$31,480,143	$(27,738,975)	-	$(186,405)	$3,851,111
Repurchase of common stock						-	-	(471,410)	(471,410)
Retirement Treasury Stock	(4,023,296)	(4,024)	-	-	(653,791)	-	-	657,815	-
Acquisition of subsidiaries	-	-	-	-	-	-	60,126	-	60,126
Net Income	-	-	-	-	-	3,630,776	(29,839)	-	3,600,937
Balance at March 31, 2026	291,324,607	$291,324	1,000,000	1,000	$30,826,352	$(24,108,199	$30,287	$-	$7,040,764

	Common Stock		Preferred Stock		Additional paid in	Accumulated	Treasury
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Balance at March 31, 2024	309,981,819	$309,982	1,000,000	$1,000	$31,593,399	$(29,655,076)	-	$2,249,305
Repurchase of common stock	(14,633,916)	(14,635)	-	-	(113,256)	(1,337,534)	-	(1,465,425)
Treasury Stock	-	-	-	-	-	-	(186,405)	(186,404)
Net Income						3,253,635	-	3,253,635
Balance at March 31, 2025	295,347,903	$295,347	1,000,000	$1,000	$31,480,143	$(27,738,975)	$(186,405)	$3,851,111

The accompanying notes are an integral part of these consolidated financial statements.

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR YEARS ENDED MARCH 31, 2026, AND 2025

	2026	2025
Cash flows from operating activities:
Net Income	$3,600,937	$3,253,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	284,396	53,951
Stock based compensation	—	-
Unrealized loss on investments	957,118	365,661
Realized gain on sale of investments	(671,528)	(300,162)

Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(226,990)	106,359
Prepaid expenses and other current assets	(120,843)	(349,485)
Inventory	(141,516)	(188,200)
Deferred tax asset	(772,294)
Accounts payable and accrued expenses and other	(968,417)	1,430,631
Net cash provided by operating activities	1,940,863	4,372,390

Cash flows from investing activities:
Purchases of property and equipment, intangibles and long-lived assets available for sale	(756,619)	(753,165)
Purchase of investments	(7,574,996)	(4,312,675)
Sale of investments	6,574,804	3,601,738
Cash used for assets acquisition, net of cash acquired	(147,566)	(417,248)
Net cash used in investing activities	(1,904,377)	(1,881,350)

Cash flows from financing activities:
Payments on loans and obligations	(241,507)	(429,131)
Proceeds from loan payable	-	179,488
Repurchase of common stock	(471,410)	(1,465,890)
Net Cash used in financing activities	(712,917)	(1,715,533)
Net increase (decrease) in cash and cash equivalents	(676,431)	775,507
Cash and cash equivalents at beginning of the year	1,473,228	697,721
Cash and cash equivalents at end of the year	$796,797	$1,473,228

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$16,327	$21,189
Cash paid for income taxes	$152,599	$28,319
Non-Cash Transactions	-	-
Initial recognition of right of use asset	$104,906	$100,294

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 — ORGANIZATION AND NATURE OF OPERATION

ETST operates as a diversified holding company focused on the health and wellness sector. The Company’s principal operating strategy is to build a vertically integrated healthcare platform that combines compounding pharmacy operations, telemedicine platforms, clinical support, and direct-to-patient fulfillment. The Company’s healthcare operations are supported by investments in real estate and asset management activities and a consumer products business.

The core of the Company’s value proposition is the seamless integration of patient care, from consultation to fulfillment. This is achieved through the synergy of specialized subsidiaries. The Company’s activities include:

Health and wellness

●	RxCompoundStore.com: Multi-state (Florida based) sterile/non-sterile compounding for specialized therapies; providers and patients needing access beyond retail chains.

●	Mister Meds: Multi-state (Texas based) sterile/hazardous compounding center; Texas patients and referring clinicians; fast TX dispensing and hub for nearby states.

●	Peaks Curative: Frictionless asynchronous consults funneling to licensed pharmacies; digitally engaged patients seeking convenience.

●	DOConsultations: Virtual care brand for home-based therapies; patients wanting guided telehealth with ongoing follow-up.

●	Villas Health Care: Localized in-person wellness clinic designed to expand patient access.

Asset Management and Other

●	Avenvi: A diversified real estate company engaged in development, asset management, and financing. With a growing portfolio of real estate holdings, Avenvi provides turnkey solutions from development to end-user financing. It also manages investment activities for ETST and oversees the Company’s ongoing $10 million share repurchase program.

●	MagneChef: A direct-to-consumer retail brand. Utilizing its patents and intellectual properties, the company aims to develop new products that can be marketed and sold online. Currently, the company has developed products for cooking. MagneChef is in the process of expanding its product line for new offerings that incorporate its intellectual property.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Principles of consolidation

The accompanying consolidated financial statements include all the accounts of the Earth Science Tech, Inc. and its wholly owned subsidiaries RxCompound, Peaks, Avenvi, Mister Meds, Villas Health, DOConsultations, and majority owned subsidiary Magnechef (collectively, the “Company”). All intercompany transactions have been eliminated during consolidation.

Use of estimates and assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The areas requiring material estimates are impairment of goodwill, provision for taxation, useful lives of depreciable assets, useful lives of intangible assets, recoverability of inventory and long-lived assets available for sale, commitments and contingencies, and going concern assessment. The estimates and underlying assumptions are reviewed on an ongoing basis. Actual results could differ from those estimates.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed based on the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. If the carrying amount exceeds the asset’s fair value, an impairment loss is recognized in the amount of the excess. No impairment losses were recognized for the years ended March 31, 2026, and 2025.

Cash and cash equivalents.

Cash and cash equivalents include all highly liquid financial instruments with original maturities of three months or less, As of March 31, 2026, the Company’s cash balance exceeded federally insured limits by approximately $142,450. The Company maintains its cash with high-credit-quality financial institutions and has not experienced any losses in such accounts. Management believes the Company is not exposed to significant credit risk with respect to these balances.

Accounts Receivable.

Accounts receivable are carried at their contractual amounts, less an estimated allowance for credit losses. Management estimates the allowance for credit losses using a loss-rate approach based on historical loss information, adjusted for management’s expectations about current and future economic conditions, as the basis to determine expected credit losses. Management exercises significant judgment in determining expected credit losses. Key inputs include macroeconomic factors, industry trends, the creditworthiness of counterparties, historical experience, the financial conditions of the customers, and the amount and age of past due accounts. Management believes that the composition of receivables at year-end is consistent with historical conditions as credit terms and practices and the client base has not changed significantly. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for credit losses only after all collection attempts have been exhausted. As of March 31, 2026, and 2025, the Company had not recorded an allowance for credit losses, as management determined that no reserve was necessary based on its assessment of the collectability of outstanding balances and the credit quality of its customers.

Revenue recognition

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company recognizes revenue when it satisfies performance obligations, by transferring promised goods or services to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for fulfilling those performance obligations. Revenue for product sales is recognized at point of sale i.e. upon shipment. Revenue for services is recognized upon completion of the contracted service i.e. in-person and telemedical doctor consultations. There are no material contract assets or contract liabilities.

Equity securities

The Company accounts for its equity securities in accordance with ASC 321, Investments – Equity Securities, as amended by ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. Equity securities with readily determinable fair values are measured at fair value, with changes in fair value recognized in earnings in the period in which they occur.

The following summarizes the aggregate cost and fair value of the Company’s equity securities as of March 31, 2026, and 2025:

	For the Years Ending March 31,
	2026	2025
Cost Basis	$2,317,158	1,011,099
Unrealized loss	(957,118)	(365,661)
Equity securities - Fair value	$1,360,040	645,438

Disaggregated Revenue

In accordance with ASC 606, the Company disaggregates revenue from contracts with customers by category as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s disaggregated revenue by category is as follows:

	For the Years Ending March 31,
	2026	2025

Sale of pharmaceutical products and medical consultations	$32,908,881	$30,027,373
Shipping and handling	2,485,908	3,090,251
Other	300,825	-
Total revenue, net	$35,695,614	$33,117,624

	As of March 31,
	2026	2025
Accounts Receivables, Net	$356,054	$129,064

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method.

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

Long lived asset available for sale

As of March 31, 2026, the Company classified a residential property as a long-lived asset held for sale with a carrying value of $371,684, which is presented within current assets in the accompanying consolidated balance sheet.

Prior to year-end, management committed to a plan to sell the property, which was available for immediate sale in its present condition.

Subsequent to March 31, 2026, the Company entered into a binding agreement to sell the property with an expected gain on the sale.

Cost of goods sold

Components of cost of goods sold include product costs, consumables, testing and shipping costs to customers and any inventory adjustments.

Shipping and Handling

Costs incurred by the Company for shipping and handling are included in costs of revenue.

Salaries Expense

Salaries expense is the aggregate cost associated with all employees, including named executives, pharmacists, administrative staff and technicians involved in fulfillment.

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

For the years ended March 31, 2026, and 2025, basic and diluted earnings per share are the same because the Company had no potentially dilutive securities outstanding during those periods.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is reviewed for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. In conducting its annual impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that the fair value of the reporting unit is less than its carrying amount, the Company performs a quantitative assessment, and the fair value of the reporting unit is determined. If the carrying value of the reporting unit exceeds fair value, an impairment loss equal to the excess is recorded.

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

As of March 31, 2026, and 2025, all the Company’s investments were classified as Level 1 and were measured at fair value using quoted market prices in active markets.

The fair value of the Company’s debt approximates its carrying value as of March 31, 2026. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and terms of debt.

Property and equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation on property and equipment is charged using a straight-line method over the estimated useful life of 5 years. An estimated useful life of 20 years is used for buildings.

Recently issued accounting pronouncements

In 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which updates the guidance for capitalizing internal-use software costs by introducing a principles-based recognition threshold that focuses on management authorization and committed funding and the probability of project completion and intended use, with explicit consideration of development uncertainty. The ASU also enhances related disclosures for capitalized software and does not change the guidance for software to be sold, leased, or otherwise marketed. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and for interim periods within those fiscal years, with early adoption permitted and multiple transition options available. The Company has not early adopted this guidance and is evaluating its impact on capitalization policies, expense recognition timing, and related disclosures; the impact is not expected to be material to the consolidated financial statements but will require additional disclosures.

In 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures, which requires public business entities to present in the notes a tabular disaggregation of each relevant income-statement expense caption within continuing operations into specified natural categories (including purchases of inventory, employee compensation, depreciation, intangible-asset amortization, and depletion/DD&A), with reconciling “other” and related narrative descriptions, and to disclose total selling expenses and the Company’s definition of “selling expenses.” The ASU is disclosure-only and does not change recognition, measurement, or presentation on the face of the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within those fiscal years beginning after December 15, 2027, with early adoption permitted. The Company has not early adopted this guidance and is evaluating its impact, which is not expected to be material to the consolidated financial statements but will result in additional footnote disclosures.

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

Intangible assets

Intangible assets consist of a telemedicine platform, web domains, patents, designs and software. These intangible assets are considered to have finite useful lives and are amortized on a straight-line basis over estimated useful lives ranging from five years to twenty years.

The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If such indicators exist, the Company compares the carrying amount of the asset to the expected undiscounted future cash flows. An impairment loss is recognized if the carrying amount exceeds the asset’s fair value. No impairment losses were recognized for the years ended March 31, 2026, and 2025.

NOTE 3- INVENTORY

As of March 31, 2026, and March 31, 2025, inventory consisted of raw materials and finished goods. Given the nature of our pharmaceutical products, and the storage protocols associated with inventories compounding activities occur at the time of, or shortly before receipt of customer orders and shipment of finished goods.

As of March 31, 2026, and 2025, the Company’s inventory consisted of raw materials totaling $612,824 and $411,810, respectively, and finished goods totaling $69,235 and $92,128, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

	As of March 31,
	2026	2025
Land	$305,651	$281,209
Building	329,647	329,647
Equipment	1,194,786	860,736
Less: Accumulated depreciation	(312,196)	(87,482)
Property and Equipment, Net	$1,517,888	$1,384,110

Depreciation expense for the years ended March 31, 2026, and March 31, 2025, were $219,862 and $43,998 respectively.

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

Supplemental balance sheet information related to leases were as follows:

	As of March 31,
	2026	2025
Assets
Right of use asset, net	$95,317	$172,429

Operating lease liabilities
Current	96,206	121,851
Non-current	-	37,878
Total Lease Liabilities	$96,206	$159,729

The components of lease cost were as follows:

	For the Years Ending March 31,
	2026	2025
Operating lease cost	$180,753	$90,650
Variable lease cost	195,270	7,784
Sublease income	-	-
Total lease cost	$376,023	$98,434

Lease term and discount rate were as follows:

	For the Years Ending March 31,
	2026	2025
Weighted average remaining lease term - Operating leases	1 years	1.5 years

Weighted average discount rate - Operating leases	3%	3%

The following table presents the future minimum lease payments under non-cancelable operating leases as of March 31, 2026:

Year ended March 31	Operating Leases
2027	$92,697
2028	4,566
Total future minimum lease payments	97,263
Less: imputed interest	(1,057)
Present value of future minimum lease payments	$96,206

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of March 31,
	2026	2025
Telemedicine Platform	$17,806	$17,806
Web Domains	53,704	41,386
Internal use software	138,086	56,334
Patents and Designs	89,678	-
Accumulated Amortization	(91,104)	(18,641)
Net Balance	208,170	96,885
Amortization expense	$64,534	$9,953

NOTE 7- GOODWILL

Goodwill was recognized in connection with the Company’s acquisitions of RxCompoundStore, LLC (“RxCompound, Peaks, Las Villas, DOCConsultations, and MagneChef.

On November 8, 2022, the Company acquired 100% of the outstanding equity interests of RxCompound and Peaks in exchange for shares of the Company’s common stock. These transactions were accounted for as business combinations in accordance with ASC 805, and goodwill was recorded as part of the purchase price allocation.

On April 1, 2026, the Company acquired 100% of the outstanding equity interests of Las Villas and DOConsultations, and 80% of the outstanding equity interests of MagneChef. These acquisitions were also accounted for as business combinations, and goodwill was recognized for each transaction based on the excess of consideration transferred over the fair value of the identifiable net assets acquired.

NOTE 8- ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other payables consisted of the following:

	As of March 31,
	2026	2025
Payroll accrual	508,456	2,067,044
Other current liabilities	445,540	166,551
Income tax payable	196,446	88,427
Total	$1,150,442	$2,322,022

NOTE 9 – DEBT

The Company repaid in full its long-term debt - other during the year ended March 31, 2026. Prior to repayment, the outstanding balance consisted of an equipment loan bearing interest at 5.28% per annum, with a contractual maturity date of March 12, 2027. Interest expense related to this loan was de minimis for each of the years ended March 31, 2026, and 2025.

The Company had no outstanding short-term business loans as of March 31, 2026. From time to time, the Company utilizes a margin loan facility with Charles Schwab, which bears interest at a floating rate, which was approximately 10% per annum as of March 31, 2026. Borrowings under this facility are generally repaid from the proceeds of stock and option transactions and are collateralized by the Company’s investments in equity securities.

Interest expense related to the margin loan was approximately $14,000 and $10,000 for the years ended March 31, 2026, and 2025, respectively.

NOTE 10 – ACQUISITION AND RELATED TRANSACTIONS

On April 1, 2025, the Company acquired 100% of the outstanding equity interests of Las Villas Health Care, LLC (“Las Villas”) and DOCConsultations, LLC (“DOCConsultations”) for total cash consideration of $200,000. The transactions were accounted for as business combinations in accordance with ASC 805. The transactions resulted in the recognition of goodwill of $117,694.

On April 1, 2025, the Company also acquired an 80% controlling interest in MagneChef through the acquisition of Magnefuse LLC and Alicat, LLC for total cash consideration of $240,500. This transaction was also accounted for as a business combination in accordance with ASC 805. The acquisition resulted in the recognition of goodwill of $234,068 and a noncontrolling interest of $60,126.

The following table summarizes the preliminary allocation of the aggregate purchase price to the estimated fair value of the assets acquired and liabilities assumed:

Assets and Liabilities acquired from Villas, DOC, Magnefuse, LLC. and Alicat, LLC, are as follows:

Cash	$32,434
Inventory	36,605
Property and equipment	71,682
Intangibles assets	72,842
Total assets acquired	213,563
Accounts payable	(64,699)
Net Assets	148,864
Aggregate purchase consideration and noncontrolling interest	500,626
Goodwill	$351,762

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired and is primarily attributable to expected synergies, workforce in place, and future economic benefits arising from the acquisitions.

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

Legal Matters:

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. As of March 31, 2026, there were no pending or threatened legal actions that, in management’s opinion, are expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Derivatives and Short Positions:

From time to time, the Company sells call options against its investments in publicly traded equity securities and maintains short positions in publicly traded equity securities. The open derivative contracts and short positions on March 31, 2026, were not material to the consolidated financial statements.

NOTE 12 – EQUITY

Preferred stock:

Preferred stock, par value $0.001 per share, 1,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding as of March 31, 2026, and March 31, 2025, respectively.

The Company is authorized to issue 1,000,000 shares of Series B Preferred Stock, par value $0.001 per share. As of March 31, 2026, 1,000,000 shares of Series B Preferred Stock were issued and outstanding.

The Series B Preferred Stock has a stated value of $0.001 per share and is not entitled to receive dividends. Holders of the Series B Preferred Stock have no conversion or exchange rights.

In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the Series B Preferred Stock is entitled to receive payment or distribution of a preferential amount prior to any payments or distributions to holders of common stock or other classes or series of capital stock, unless such class or series is expressly designated as senior to the Series B Preferred Stock. The Series B Preferred Stock ranks senior to the Company’s common stock with respect to distributions upon liquidation and dissolution.

The holders of the Series B Preferred Stock vote together with the holders of the Company’s common stock and any other voting class of preferred stock as a single class on all matters submitted to shareholders, including the election of directors. Pursuant to the Certificate of Designation, the aggregate voting power of the outstanding Series B Preferred Stock equals 150% of the aggregate voting power of the Company’s outstanding common stock and any other voting preferred stock, excluding the Series B Preferred Stock. As a result, the holder of the Series B Preferred Stock possesses voting control over matters submitted to shareholders for approval.

The rights, preferences, and privileges of the Series B Preferred Stock may not be adversely altered without the written consent of a majority of the holders of the Series B Preferred Stock.

The Certificate of Designation further provides that if a holder of Series B Preferred Stock ceases to serve as an officer or director of the Company for any reason, all shares of Series B Preferred Stock held by such individual shall be automatically cancelled.

As of March 31, 2026, all outstanding shares of Series B Preferred Stock were held by the Company’s Chief Executive Officer. Accordingly, the Chief Executive Officer possesses voting control over matters submitted to shareholders, including the election of directors and the approval of significant corporate transactions.

Common stock:

The Company is authorized to issue 300,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2026, the Company had 291,324,607 shares of common stock issued and outstanding. As of March 31, 2025, the Company and 295,347,903 shares of common stock issued and 294,302,607 shares outstanding.

During the fiscal year ended March 31, 2026, the Company repurchased shares of its common stock for an aggregate purchase price of $471,410 pursuant to an authorized share repurchase program. A total of 4,023,296 shares were retired, and no shares were held as treasury stock as of March 31, 2026.

During the Fiscal Year ended March 31, 2025, the Company repurchased $1,465,425 of its common stock, 14,633,916 shares were cancelled, and 1,045,296 were held in treasury as of March 31, 2025.

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company pays compensation for service provided by two officers to the officers’ solely owned LLCs, Point96 Consulting, LLC and Tabraue Consulting, LLC.

The Company leases office space under a short-term operating lease from an office of the Company from Zoolzy, LLC, an entity controlled by an officer of the Company, under a sub-lease agreement. Lease payments of $64,094 and $0 were made during the years ended March 31, 2026, and March 31, 2025, respectively and are included in selling, general and administrative expenses on the accompanying statements of income.

NOTE 14 – INCOME TAXES

The components of the provision for income taxes for the years ended March 31, 2026, and 2025 are as follows:

Components of Provision for Income Taxes	2026	2025
Current
Federal	$246,867	$85,581
State	13,753	31,195
Total Current Provision	260,620	116,776
Deferred
Federal	1,297,697	(458,686)
State	(25,185	(120,132)
Total Deferred Provision (Benefit)	1,272,512	(578,818)
Change in Valuation allowance	(2,044,808)	578,818
Total provision for Income Taxes	$-511,676	$116,776

The components of deferred tax assets and liabilities on March 31, 2026, and 2025, are approximately as follows:

	Year ending March, 31
	2026	2025
Deferred Tax assets:
Net Operating loss carry forwards	$804,528	$1,446,256
Goodwill	$0	$523,069
Depreciation	$(133,229)	$33,700
Other	$100,995	$66,966
Valuation allowance	$0	$(2,069,991)
Net deferred tax asset	$772,294	$0

A reconciliation of the U.S. statutory federal income tax rate to the Company’s effective tax rate for the years ended March 31, 2026, and 2025 are as follows:

	2026	2025
Federal statutory income tax rate	21.0%	21.0%
State taxes, net of federal benefit	4.32%	4.35%
Change in Valuation Allowance	(52.89)%	(17.17)%
Net effective tax rate	(27.57)%	8.18%

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2026, the Company has not recorded any unrecognized tax benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as interest expense and operating expenses, respectively. As of April 1, 2024, the Company had $0 unrecognized tax benefits and $0 charges during fiscal 2026, and accordingly, the Company did not recognize any interest or penalties during fiscal 2026 related to unrecognized tax benefits. There were no material accruals for uncertain tax positions as of March 31, 2026.

As of March 31, 2026, the Company had a net operating loss carry forward (“NOL”) for federal and state income tax purposes of approximately $3,800,000. A majority of this amount is from pre-2018. NOLs generated pre-2018 can be carried forward for 20 years and post-2018 NOLs do not expire but are limited to offset up to 80% of taxable income in any future period.

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

NOTE 15 – SEGMENT REPORTING

During the years ended March 31, 2026, and 2025 our Company was operated and managed as a single reportable segment. Our Chief Operating Decision Maker (“CODM”), the Chief Executive Officer (“CEO”), evaluates performance and allocates resources on the basis of consolidated financial results. Because the Company has a single reportable segment, all segment financial information required by ASC 280 is already included in the consolidated financial statements.

The Company is evaluating options for the reorganization of segments for the year ended March 31, 2027.

NOTE 16- SUBSEQUENT EVENTS

On May 1, 2026, the Company entered into a privately negotiated agreement to repurchase 715,000 shares of its common stock at a purchase price of $0.07 per share, for aggregate consideration of $50,050. On June 1, 2026, the Company entered into a second privately negotiated agreement to repurchase 600,000 shares of its common stock at a purchase price of $0.08 per share, for aggregate consideration of $48,000. On May 26, 2026, the Company entered into a third privately negotiated agreement to repurchase an additional 450,000 shares of its common stock at a purchase price of $0.09 per share, for aggregate consideration of $40,500. In addition, the Company repurchased and retired 1,385,392 shares of its common stock through open-market transactions at an average purchase price of approximately $0.15 per share. As a result of these transactions, the Company repurchased and retired an aggregate of 3,150,392 shares of its common stock for total consideration of approximately $346,359.

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s design and operations of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this annual Report on Form 10-K. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Annual report, the Company’s disclosure controls and procedures were effective as of March 31, 2026.

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

Based on an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, Company management has concluded that the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act were effective as of the Evaluation Date.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Company does not, at present, have any employees other than the current officers and directors. We have not entered into any employment agreements, as we currently do not have any employees other than the current officers and directors.

Directors and Executive Officers

Name	Principal Occupation	Age	Director or Officer Since
Giorgio R. Saumat	CEO & Chairman of the Board	47	2022
Mario G. Tabraue	COO & Board of Director	47	2021
Ernesto Flores	CFO, Board of Director, Audit & Compensation Committee member	41	2024
Christopher Rose	Chief Technology Officer (CTO)	48	2024
Victoria Losada	Secretary, Board of Director, & Compensation Committee member	30	2024
Jeff P.H. Cazeau	Independent Director & Audit Committee member	59	2023
Yovan Sanchez	Board of Director	45	2023
Emiliano Curia	Independent Director, Audit & Compensation Committee member	47	2023

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

Officer and Director Background:

Giorgio R. Saumat -CEO, Director, & Chairman

Mr. Saumat is an investor and entrepreneur with over 20 years of experience investing, operating, and consulting for private businesses and investors. Having graduated from Rutgers University in 2001 with an undergraduate degree in Economics and Political Science, immediately after he co-founded a private equity group specializing in real estate. In 2009 he opened and invested in multiple locations of restaurants in the greater Miami Area, which he sold in 2013. He then founded POINT96 Consulting to assist private businesses and accredited investors in realizing their personal and/or organizational objectives through unique strategic planning.

Mario G. Tabraue - President & Director

Mr. Tabraue worked from 1997 until 2002 assisting with real estate transactions as well as first- and third-party insurance claims at the law firm of Moises Kaba III. During this time, he also free-lanced, creating websites and working with businesses by creating and implementing new processes in accounting and with digital technologies. From 2002 until 2009, Mr. Tabraue worked for Eller-ITO Stevedoring Company at the Port of Miami where he served in operations and logistics, first with simple vessel operations, and, as he demonstrated his skills, advanced to complex operations and finally management of full vessel planning and operations. From 2009 until 2013, Mr. Tabraue worked for Ceres Marine Terminals as an operations manager, where he was given ever increasing responsibilities until, among his duties, he negotiated contract issues with union labor officials and contract negotiations with companies such as Royal Caribbean, Mediterranean Shipping Lines, Hapag-Lloyd and others. In 2013 through 2014 he began working with Zoological Wildlife Foundation, a business founded by his family in 2008. At the Foundation he restructured operations, tour packages, the accounting systems, and fully automated their booking system through the company’s website. Ultimately all internal procedures were automated and made paperless. In 2014 Mr. Tabraue was recruited back to Eller-ITO where he returned as Marine Manager and has advanced to the position of Special Projects Manager. In 2019, he began work for JCR Medical Equipment, serving as the head of finance. In 2020 Mr. Tabraue purchased RxCompoundStore.com with the vision of starting a telemedicine platform to expand the company’s reach and to compete in the online market.

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

ITEM 11. EXECUTIVE COMPENSATION

On August 15, 2024, the Board of Directors approved new twelve-month employment agreements for both the CEO and the COO, effective October 1, 2024. Pursuant to these agreements, the CEO was entitled to receive eighteen percent of the Company’s monthly cash receipts, while the COO was entitled to receive twelve percent. As with the prior arrangement, payments were contingent upon the Company achieving a quarter-over-quarter increase in net profit. If net profit did not increase for a given quarter, the agreements would require renegotiation, and no payments would be made at the beginning of the following quarter. On December 30, 2024, the CEO and COO entered into an amendment to their respective employment agreements, which was approved by the Board of Directors and became effective January 1, 2025. Under the amended terms, the CEO receives a fixed monthly salary of two hundred thousand dollars, and the COO receives a fixed monthly salary of one hundred fifty thousand dollars. In addition to their base salaries, and in lieu of any stock-based compensation, both officers are eligible to receive quarterly performance bonuses, provided the Company’s total assets increase by at least five percent on a quarter-over-quarter basis. If this performance threshold is met, the CEO is entitled to a bonus equal to ten percent of the Company’s revenue for the preceding quarter, and the COO is entitled to a bonus equal to seven percent of the Company’s revenue for the same period. In a move to maximize the Company’s operating leverage and demonstrate fiscal discipline, the CEO and COO mutually agreed to rescind these Amended Employment Agreements on February 15, 2026, the CEO and COO mutually agreed to rescind their prior Amended Employment Agreements dated December 30, 2024. Both executives have waived all revenue-based bonuses and variable compensation during this interim period. Their employment remains at-will and at the pleasure of the Board of Directors, and the interim terms will continue until after the Company’s July 2026 Annual Meeting of Shareholders.

On March 14, 2024, the Company’s Board of Directors appointed Ernesto L. Flores as Chief Financial Officer, succeeding Gabrielle Schuster. Mr. Flores receives an annual base salary of one hundred sixty thousand dollars, paid on a biweekly basis. He is eligible for milestone-based bonuses, as well as a year-end discretionary bonus determined by the Company’s Chief Executive Officer. On December 26, 2024, Mr. Flores was elected to the Company’s Board of Directors and appointed as a member of the Audit and Compensation Committees. In this capacity, he is entitled to receive compensation of four thousand dollars for each Board meeting attended. On March 11, 2025, the Board of Directors and the Compensation Committee approved the continuation of Mr. Flores’s compensation arrangement and added performance-based bonuses, with amounts to be determined at the sole discretion of the Chief Executive Officer. On March 11, 2026, the Company and Mr. Flores mutually agreed to renew his Employment Agreement for an additional one-year term. All other material terms and conditions of Employment Agreement remain unchanged and in full force and effect.

On April 16, 2024, the Company’s Board of Directors appointed Christopher Rose as the Company’s Chief Technology Officer (“CTO”). Mr. Rose will receive an annual base salary of two hundred seventy thousand dollars, payable on a biweekly basis. In addition, he will be eligible to receive milestone-based bonuses and may be considered for a discretionary year-end bonus, as determined by the Company’s Chief Executive Officer. On March 11, 2025, the Board of Directors and the Compensation Committee approved the continuation of Mr. Rose’s compensation arrangement and added performance-based bonuses, the amounts of which will be determined at the sole discretion of the Chief Executive Officer. On March 11, 2026, the Company and Mr. Rose mutually agreed to renew his Employment Agreement for an additional one-year term. All other material terms and conditions of Employment Agreement remain unchanged and in full force and effect.

Victoria Losada, the Company’s Secretary elected in late 2023, receives compensation of five hundred dollars for each Board meeting attended in her capacity as Secretary. On December 26, 2024, Ms. Losada was also elected as a member of the Company’s Board of Directors and appointed as a member of the Compensation Committee.

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

None.

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

None.

CONSULTING AGREEMENTS WITH OFFICERS AND DIRECTORS

None.

DIRECTOR COMPENSATION

During the fiscal year ended March 31, 2026, the Company maintained its commitment to high-level corporate governance through its Board of Directors, which provides strategic oversight across the Company’s pharmaceutical, telemedicine, and asset management divisions. The Board’s compensation structure is designed to attract and retain qualified individuals while remaining mindful of the Company’s focus on lean operations and disciplined capital management.

In 2024, the Company implemented a standard compensation policy for its Board of Directors, awarding four thousand dollars per meeting attended to each member. This policy applied to executive directors and independent directors alike, ensuring that those responsible for the Company’s fiduciary and strategic direction were appropriately compensated for their time and expertise.

On February 15, 2026, as part of a broader initiative to optimize corporate overhead and reallocate resources toward strategic growth, the Company and all members of its Board of Directors entered into an Omnibus Amendment to Director Agreements. This amendment uniformly modified the compensation for Board meeting attendance for the entire Board, including independent directors Jeff P.H. Cazeau and Emiliano Curia, MD.

Effective immediately upon the execution of the Omnibus Amendment, the compensation for attendance at Board meetings was reduced by fifty percent, from four thousand dollars to two thousand dollars per meeting. This adjustment reflects a unified effort by the Board to align its interests with those of the shareholders by preserving cash for operational scaling and the systematic reduction of authorized common stock.

All other substantive terms of the prior director agreements, including provisions regarding confidentiality, non-disclosure, and indemnification obligations, remain in full force and effect. The Board believes that this revised compensation structure remains sufficient to ensure the ongoing dedication and oversight of its members leading into the July 2026 Annual Meeting of Shareholders.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 31, 2026, we had outstanding 291,324,607 shares of common stock. Each share of common stock is currently entitled to one vote on all matters put to a vote of our stockholders. The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of the date hereof by:

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

Beneficial Owner (1)	Common Stock	Series B Preferred Stock	Number of Shares Beneficially Owned (2)	Percent (3)
5% Stockholders:
Jose Rodriguez	16,000,000		16,000,000	5.49%
Mario A. Portela	20,500,000		20,500,000	7.04%
Dr. Issa El-Cheikh (4)	16,300,000		16,300,000	5.60%

Named Executive Officers and Directors:
Giorgio R. Saumat – CEO, Secretary and Chairman of the Board (5)	122,930,127	1,000,000	122,930,127	42.20%
Mario G. Tabraue - COO & Board of Director	12,422,023		12,422,023	4.26%
Ernesto L. Flores - CFO, Board of Director, Audit and Compensation Committee member	94,978		94,978	0.03%
Christopher Rose - CTO	85,151		85,151	0.03%
Victoria Losada - Treasurer, Board of Director, and Compensation Committee member	1,051,001		1,051,001	0.36%
Yovan Sanchez - Board of Director (6)	1,700,000		1,700,000	0.58%
Jeff P.H. Cazeau - Independent Director, Audit and Compensation Committee member	318,860		318,860	0.11%
Emiliano Curia, MD - Independent Director and Audit Committee member	5,000		5,000	0.00%
All executive officers and directors as a group (8 persons)			138,607,140	47.58%

(1)	Except as otherwise indicated, the people named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2)	Under SEC rules, a person is deemed to be the beneficial owner of shares that can be acquired by such a person within 60 days upon the exercise of options or the settlement of other equity awards.

(3)	Calculated on the basis of 291,324,607 shares of common stock outstanding as of March 31, 2026, plus any additional shares of common stock that a stockholder has the right to acquire within 60 days after March 31, 2026.

(4)	Since the last reported fiscal year end, Dr. Issa El-Cheikh gifted a total of 6,700,000 shares of the Company’s common stock to a family member.

(5)	Since the last reported fiscal year end, Giorgio R. Saumat increased his ownership position by acquiring a total of 150,000 shares of the Company’s common stock through open market purchases, at prices ranging from $0.20 to $0.205 per share. All such acquisitions were disclosed by Mr. Saumat in Form 4 filings, in accordance with SEC regulations.

(6)	Since the last reported fiscal year end, Yovan Sanchez increased his ownership position by acquiring a total of 93,849 shares of the Company’s common stock through open market purchases, at prices ranging from $0.175 to $0.20 per share. All such acquisitions were disclosed by Mr. Sanchez in Form 4 filings, in accordance with SEC regulations.

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

There were no grants of stock options since inception to March 31, 2026. We do not have any long-term incentive plans that provide compensation intended to serve as an incentive for performance.

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

None.

EQUITY ISSUANCES TO OFFICERS AND DIRECTORS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the fiscal year ended March 31, 2026, we incurred approximately $50,000 in audit and audit related fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the year ended March 31, 2026.

Semple, Marchal & Cooper, LLP is the Company’s principal auditing firm for the fiscal year ending March 31, 2026, which billed the Company $50,000 for audit services during the year. The Company’s Board of Directors has considered whether the provisions of audit services are compatible with maintaining Stephano Slack LLC’ independence. The engagement of our independent registered public accounting firm was approved by our Board of Directors prior to the start of the audit of our consolidated financial statements for the year ended March 31, 2026.

Stephano Slack LLC was the audit firm that performed audit services for the fiscal year ended March 31, 2025.

The following table represents aggregate fees billed to the Company for the Fiscal Years ended March 31, 2026, and 2025.

Services	2026	2025
Audit fees	$50,000	$60,000
Audit related fees	-	-
Tax fees	-	7,500
All other fees	-	-
Total fees	$50,000	$67,500

PART IV

ITEM 15. EXHIBITS

The following exhibits are incorporated into this Form 10-K Annual Report:

		Incorporated by Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EARTH SCIENCE TECH, INC.

Dated: June 18, 2026	By:	/s/ Giorgio R. Saumat
Giorgio R. Saumat
	Its:	CEO and Director

