Form 10-Q
period 2026-06-30
Earth Science Tech, Inc.
filed 2026-08-07
CIK 1538495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

(305) 724-5684

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.001 par value	ETST	OTC Bulletin Board

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

As of August 6, 2026, there were 287,590,881 Common shares issued and outstanding, and 1,000,000 Preferred shares of the registrant’s stock outstanding.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	As of June 30, 2026	As of March 31, 2026
ASSETS
Current Assets:
Cash and cash equivalents	$631,118	$796,797
Accounts receivable, net	845,945	356,054
		-
Equity securities	2,184,154	1,360,040
Inventory	854,074	682,059
Long lived assets, available for sale	371,684	371,684
Prepaid expenses and other current assets	201,218	154,480
Total Current Assets	5,088,193	3,721,114

Non-Current Assets:
Property and equipment, net	1,498,431	1,517,888
Right of use assets, net	352,483	95,317
Intangible assets, net	202,182	208,170
Deferred tax asset, net	578,170	772,294
Goodwill	2,654,554	2,654,554
Total Assets	$10,374,013	$8,969,337

LIABILITIES AND EQUITY
Accounts payable	$1,514,696	$681,925
Accrued expenses and other payables	1,141,883	1,150,442
Current portion of operating lease obligations	213,969	96,206
Total Current Liabilities	2,870,548	1,928,573

Long-Term Liabilities:
Lease liability	139,195	-
Total Liabilities	3,009,743	1,928,573

Stockholders’ Equity:
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding as of June 30, 2026, and March 31, 2026, respectively	1,000	1,000
Common stock, par value $0.001 per share, 300,000,000 shares authorized; 287,590,881 issued and outstanding, and 291,324,607 issued and outstanding as of June 30, 2026, and March 31, 2026, respectively	287,591	291,324
Additional paid-in capital	30,437,894	30,826,352
Accumulated deficit	(23,384,007)	(24,108,199)
Total Stockholders’ Equity	7,342,478	7,010,477
Non-Controlling interest (“NCI”)	21,792	30,287
Total Equity	7,364,270	7,040,764
Total Liabilities and Equity	$10,374,013	$8,969,337

See accompanying notes to these unaudited consolidated financial statements.

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THREE MONTHS ENDED JUNE 30, 2026, AND 2025.

(UNAUDITED)

	2026	2025

Revenue	$9,025,779	$8,760,190
Cost of Goods Sold	2,750,510	2,669,415
Gross Profit	6,275,269	6,090,775
Expenses
Salaries Expense	3,217,201	3,801,116
Selling general and administrative expenses	1,050,032	980,172
Bank charges	262,906	255,342
Advertising & marketing	850,004	633,926
Legal and professional fees	131,912	73,119
Insurance	33,571	44,293
Operating lease cost	45,043	-
Depreciation and amortization	66,861	34,563
Utilities	39,938	26,614
Total Expenses	$5,697,468	$5,849,144
Other income (expense)
Dividend and interest income	2,824	2,453
Net realized gain on sale of investments	365,537	81,586
Unrealized Gain on fair value changes of investments	19,374	135,316
Other	9,013	-
Interest Expense	(16,197)	(4,272)
Net Income before taxes	958,352	456,714
Income Taxes	242,655	-
Net Income	$715,697	$456,714

Net Loss attributed to non-controlling interest	(8,495)	(8,325)
Net Income available to common stockholders’	724,192	465,039
Earnings per common share-Basic and Diluted	$0.003	$0.001

Weighted average number of shares outstanding- Basic and Diluted	290,000,679	294,508,894

See accompanying notes to these unaudited consolidated financial statements.

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the three months ended June 30, 2026, and 2025

	Common Stock		Preferred Stock		Additional paid -in	Accumulated		Treasury
Description	Shares	Amount	Shares	Amount	Capital	Deficit	NCI	Stock	Total
Balance at March 31, 2026	291,324,607	$291,324	1,000,000	$1,000	$30,826,352	$(24,108,199)	$30,287	-	$7,040,764
Repurchase of common stock	-	-	-	-	-	-	-	(392,191)	(392,191)
Retirement of Treasury Stock	(3,733,726)	(3,733)	-	-	(388,458)	-	-	392,191	-
Net Income (Loss)	-	-	-	-	-	724,192	(8,495)	-	715,697
Balance at June 30, 2026	287,590,881	$287,591	1,000,000	$1,000	$30,437,894	$(23,384,007)	$21,792	$-	$7,364,270

	Common Stock		Preferred Stock		Additional paid -in	Accumulated		Treasury
Description	Shares	Amount	Shares	Amount	Capital	Deficit	NCI	Stock	Total
Balance at March 31, 2025	295,347,903	$295,347	1,000,000	$1,000	$31,480,143	$(27,738,975)	$-	(186,404)	$3,851,111
Repurchase of common stock	-	-	-	-	-	-	-	(80,674)	(80,674)
Retirement of Treasury Stock	(1,050,296)	(1,050)	-	-	(186,008)	-	-	187,058	-
Acquisition of subsidiary	-	-	-	-	-	-	60,125	-	60,125
Net Income (Loss)	-	-	-	-	-	465,039	(8,325)	-	456,714
Balance at June 30, 2025	294,297,607	$294,297	1,000,000	$1,000	$31,294,135	$(27,273,936)	$51,800	$(80,020)	$4,287,276

See accompanying notes to these unaudited consolidated financial statements.

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THREE MONTHS ENDED JUNE 30, 2026, AND 2025.

(UNAUDITED)

	2026	2025
Cash flows from operating activities:
Net Income	$715,697	$456,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,861	34,563
Unrealized loss on investments	(19,374)	(135,316)
Realized gain on sale of investments	(365,537)	(81,586)
Deferred income tax expense	194,124
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(489,891)	(212,580)

Prepaid expenses and other current assets	(46,738)	195,600
Inventory	(172,015)	(265,551)
Accounts payable and accrued expenses and other	824,212	330,709
Lease liability, net	(208)	16,823
Net cash provided by operating activities	707,131	339,376

Cash flows from investing activities:
Purchases of property and equipment, intangibles and long-lived assets available for sale	(41,417)	(232,220)
Purchase of investments	(4,022,184)	(1,309,785)
Sale of investments	3,582,982	1,285,054
Cash used for assets acquisition, net of cash acquired	-	(411,265)
Net cash used in investing activities	(480,619)	(668,216)

Cash flows from financing activities:
Payments on loans and obligations	-	(186,129)
Repurchase of common stock	(392,191)	(80,674)
Net Cash used in financing activities	(392,191)	(266,803)
Net decrease in cash and cash equivalents	(165,679)	(595,643)
Cash and cash equivalents at beginning of period	796,797	1,473,228
Cash and cash equivalents at period end	$631,118	$877,585

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$16,197	$14,984
Cash paid for income taxes	$35,344	-
Non-Cash Transactions		-
Initial recognition of right of use asset	$298,955	$187,058

See accompanying notes to these unaudited consolidated financial statements.

EARTH SCIENCE TECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 1- ORGANIZATION AND NATURE OF OPERATIONS

Earth Science Tech, Inc. (“ETST” or the “Company”) was incorporated under the laws of the State of Nevada on April 23, 2010, and subsequently redomiciled to the State of Florida on June 27, 2022, headquartered in Miami, Florida.

ETST operates as a diversified holding company focused on the health and wellness sector. The Company’s principal operating strategy is to build a vertically integrated healthcare platform that combines compounding pharmacy operations, telemedicine platforms, clinical support, and direct-to-patient fulfillment. The Company’s healthcare operations are supported by investments in real estate and asset management activities.

The core of the Company’s value proposition is the seamless integration of patient care, from consultation to fulfillment. This is achieved through the synergy of specialized subsidiaries. The Company’s primary operating businesses include:

Business / Entity	Description
RxCompoundStore.com, LLC (“RxCompound”)	Miami-based licensed compounding pharmacy providing sterile and non-sterile medications in multiple U.S. states and Puerto Rico.

Mister Meds, LLC (“MisterMeds”)	Abilene, Texas compounding pharmacy that received full compounding licensure in March 2025; includes sterile compounding capabilities and hazardous drug handling.

Peaks Curative LLC (“Peaks”)	Telemedicine referral platform offering asynchronous consultations for compounded medications prepared by RxCompound and Mister Meds.

DOConsultation.com LLC (“DOC”)	Telehealth brand focused on home-based therapies and virtual consultations, with prescriptions fulfilled by the Company’s pharmacies.

Las Villas Health Care (“Villas”)	Brick-and-mortar healthcare facility designed to expand patient access.

Avenvi LLC	Real estate and asset management arm; supports healthcare infrastructure and manages the Company’s share repurchase program.

MagneChef	80%-owned direct-to-consumer kitchen products brand using proprietary intellectual property.

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

Capital Structure & Governance Focus

A defining pillar of the Company’s current strategy is fiscal discipline and shareholder alignment. Since the final share issuance in October 2023, management has focused exclusively on non-dilutive financing, significant reductions in authorized common stock (from 750 million to 300 million), and a robust share buyback program. This strategy is underpinned by a high level of insider ownership, with management holding approximately 48% of outstanding shares.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and the instructions to Form 10-Q pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to the SEC’s rules and regulations, although, we believe that the disclosures made are adequate to make the information not misleading. All material intercompany accounts and transactions have been eliminated.

Our interim financial statements are unaudited, and in our opinion, include all adjustments of a normal recurring nature necessary for the fair presentation of the periods presented. The results for the interim periods are not necessarily indicative of the results to be expected for any subsequent period or for the year ending March 31, 2027. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2026 (“2026 Form 10-K”). The March 31, 2026, condensed consolidated balance sheet included herein is derived from the audited consolidated financial statements included in the 2026 Form 10-K but does not include all disclosures required by GAAP.

Principles of consolidation

The accompanying consolidated financial statements include all the accounts of Earth Science Tech, Inc. and its wholly owned subsidiaries RxCompound, Peaks, Avenvi, Mister Meds, Villas Health, DOConsultations, and majority owned subsidiary Magnechef (collectively, the “Company”). All material intercompany transactions have been eliminated during consolidation.

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

The Company’s disaggregated revenue by category is as follows:

	For the three-months ending,
	June 30, 2026	June 30, 2025
Sale of pharmaceutical products, shipping income and medical consultations	$8,994,351	$8,749,421
Other	31,428	10,769
Total Revenue, net	$9,025,779	$8,760,190

	As of
	June 30, 2026	March 31, 2026
Accounts receivable, net	$845,945	$356,054

As of June 30, 2026, the Company had $686,768 in funds held by a merchant processor, formerly used by the Company, which is included in accounts receivable, net on the consolidated balance sheet. Management believes the balance is collectible in full. Accordingly, the Company did not record an allowance against the balance as of June 30, 2026.

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

NOTE 3- INVENTORY

As of June 30, 2026, and March 31, 2026, inventory consisted of raw materials and finished goods. Given the nature of our pharmaceutical products, and the storage protocols associated with inventory, compounding activities occur at the time of, or shortly before receipt of customer orders and shipment of finished goods.

As of June 30, 2026, and March 31, 2026, the Company’s inventory was comprised of raw materials totaling $767,309  and $612,824, respectively, and finished goods totaling $86,765 and $69,235, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

	As of
	June 30, 2026	March 31, 2026
Land	$305,651	$305,651
Building	329,647	329,647
Equipment	1,235,728	1,194,786
Less: Accumulated depreciation	(372,595)	(312,196)
Property and Equipment, Net	1,498,431	1,517,888

Depreciation expense for the three months ended June 30, 2026, and 2025, was $60,399 and $34,563.

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

Supplemental balance sheet information related to leases was as follows:

	As of
	June 30, 2026	March 31, 2026
Assets
Right of use asset, net	$352,483	$95,317

Operating lease liabilities
Current	213,969	96,206
Non-current	139,195	-
Total Lease Liabilities	$353,164	$96,206

Lease term and discount rate were as follows:

	June 30, 2026	March 31, 2026
Weighted average remaining lease term - Operating leases	5 years	1 year

Weighted average discount rate - Operating leases	11%	3%

The following table presents the future minimum lease payments under non-cancelable operating leases as of June 30, 2026:

As of June 30, 2026	Operating Leases
March 31, 2027 (remainder of the year)	$58,500
March 31, 2028	78,000
March 31, 2029	78,000
March 31, 2030	78,000
March 31, 2031	78,000
March 31, 2032	13,000
Total	383,500
Less: imputed interest	(30,336)
Present value of lease payment	$353,164

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of
	June 30, 2026	March 31, 2026
Telemedicine Platform	$17,806	$17,806
Web Domain	53,704	53,704
Internal use software	138,086	138,086
Patents and Designs	90,152	89,678
Accumulated Amortization	(97,566)	(91,104)
Net Balance	202,182	208,170

Amortization expense for the three months ending June 30, 2026 and 2025 were $6,462, and $3,991, respectively.

NOTE 7- ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	As of
	June 30, 2026	March 31, 2026
Payroll accrual	397,428	508,456
Other current liabilities	499,478	445,540
Income-tax payable	244,977	196,446
Total Accrued Expenses	$1,141,883	$1,150,442

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

Legal Matters:

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. As of June 30, 2026, there were no pending or threatened legal actions that, in management’s opinion, are expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Derivatives and Short Positions:

From time to time, the Company sells call options against its investments in publicly-traded equity securities and maintains short positions in publicly-traded equity securities. The open derivative contracts and short positions at June 30, 2026, were not material to the consolidated financial statements.

NOTE 9 – EQUITY

Preferred stock:

Preferred stock, par value $0.001 per share, 1,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding as of June 30, 2026, and March 31, 2026, respectively.

The Series B Preferred Stock is not entitled to receive dividends. Holders of the Series B Preferred Stock have no conversion or exchange rights.

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

As of June 30, 2026 and March 31, 2026, all outstanding shares of Series B Preferred Stock were held by the Company’s Chief Executive Officer. Accordingly, the Chief Executive Officer possesses voting control over matters submitted to shareholders, including the election of directors and the approval of significant corporate transactions.

Common stock:

The Company is authorized to issue 300,000,000 shares of common stock, par value $0.001 per share. As of June 30, 2026, and March 31, 2026, the Company had 287,590,881 and 291,324,607 shares of common stock issued and outstanding, respectively.

During the fiscal quarter ended June 30, 2026, the Company repurchased shares of its common stock for an aggregate purchase price of $392,191 pursuant to an authorized share repurchase program. A total of 3,733,726 shares were retired, and no shares were held as treasury stock as of June 30, 2026.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company pays compensation for services provided by two officers to the officers’ solely owned LLCs, Point96 Consulting, LLC and Tabraue Consulting, LLC.

The Company leases office space under a short-term operating lease from an office of the Company from Zoolzy, LLC, an entity controlled by an officer of the Company, under a sub-lease agreement. Lease payments of $21,680  and $0 were made during the three months ended June 30, 2026, and June 30, 2025, respectively and are included in selling, general and administrative expenses on the accompanying statements of income.

NOTE 11 – INCOME TAXES

The Company determined that the provision for income taxes for the three months ended June 30, 2025, was immaterial to the consolidated financial statements.

The current tax provision and the deferred tax provision for the three months ended June 30, 2026 was $48,531 and $194,124, respectively.

The Company’s deferred tax assets as of June 30, 2026 and March 31, 2026 were comprised primarily of net operating loss carry forwards.

The Company records the tax provision for interim periods using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. The Company’s estimate of the annual effective tax rate is updated each quarter and the changes, if any, are reflected through a cumulative adjustment.

For the year ended March 31, 2027, the Company expects its effective tax rate to be approximately 25%.

As of June 30, 2026, the Company had a net operating loss carry forward (“NOL”) for federal and state income tax purposes of approximately $3,000,000 A majority of this is amount is pre-2018. NOLs generated pre-2018 can be carried forward for 20 years and post-2018 NOLs do not expire but are limited to offset up to 80% of taxable income in any future period.

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

NOTE 12 – SEGMENT REPORTING

During the three months ended June 30, 2026 and 2025, the Company operated and was managed as a single operating and reportable segment. The Company’s Chief Executive Officer serves as its chief operating decision maker (“CODM”) and evaluates performance and allocates resources based on the Company’s consolidated financial results. Because the Company has a single reportable segment, all segment financial information required by ASC 280 is already included in the consolidated financial statements.

The Company is evaluating options for the potential reorganization of its reporting segments in future periods.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations for the period ended June 30, 2026, and June 30, 2025, should be read in conjunction with our consolidated financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements due to several factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

The core of the Company’s value proposition is the seamless integration of patient care, from consultation to fulfillment. This is achieved through the synergy of specialized subsidiaries. The Company’s primary operating businesses include:

Health and wellness

●	RxCompound: Multi-state (Florida based) sterile/non-sterile compounding for specialized therapies; providers and patients needing access beyond retail chains.

●	Mister Meds: Multi-state (Texas based) sterile/hazardous compounding center; Texas patients and referring clinicians; fast TX dispensing and hub for nearby states.

●	Peaks: Frictionless asynchronous consults funneling to licensed pharmacies; digitally engaged patients seeking convenience.

●	DOC: Virtual care brand for home-based therapies; patients wanting guided telehealth with ongoing follow-up.

●	Villas: Localized in-person wellness clinic designed to expand patient access.

Asset Management and Other

●	Avenvi: Diversified real estate company engaged in development, asset management, and financing. With a growing portfolio of real estate holdings, Avenvi provides turnkey solutions from development to end-user financing. It also manages investment activities for ETST and oversees the Company’s ongoing $10 million share repurchase program.

●	MagneChef: Direct-to-consumer retail brand. Utilizing its patents and intellectual properties, the company aims to develop new products that can be marketed and sold online. Currently, the company has developed products for cooking. MagneChef is in the process of expanding its product line for new offerings that incorporate its intellectual property.

Results of Operations

The following tables set forth summarize cost of revenue information for the three months ended June 30, 2026, and 2025:

	For the three months ending June 30,
	2026	2025	$ Change	% Change
Revenue	$9,025,779	$8,760,190	$265,589	3%
Cost of goods sold	2,750,510	2,669,415	81,095	3%
Gross Profit	6,275,269	6,090,775	184,494	3%

Revenue increased by $265,589, or 3%, to $9,025,779, compared with $8,760,190 in the prior-year period. Cost of goods sold increased by $81,095, or 3%, to $2,750,510, consistent with the increase in revenue. As a result, gross profit increased by $184,494, or 3%, to $6,275,269. Gross margin remained stable at approximately 70% for both periods.

Operating Expenses

	For the Three Months Ended June 30
	2026	2025	Change	% Change
Salaries Expense	3,217,201	3,801,116	(583,915)	-15%
General and administrative expenses	1,050,032	980,172	69,860	7%
Advertising & marketing	850,004	633,926	216,078	34%
Bank charges	262,906	255,342	7,564	3%
Legal & Professional Fees	131,912	73,119	58,793	80%
Insurance	33,571	44,293	(10,722)	-24%
Lease Cost	45,043	-	45,043	100%
Depreciation and Amortization	66,861	34,563	32,298	93%
Utilities	39,938	26,614	13,324	50%
Total Expenses	5,697,468	5,849,144	(151,656)	-3%
Other Income/Expenses
Dividend Income	2,824	2,453	371	15%
Net realized gain on sale of investments	365,537	81,586	283,951	348%
Unrealized Gain/Loss of fair value changes of investments	19,374	135,316	(115,942)	-86%
Other	9,013	-	9,013	100%
Interest Expenses	(16,197)	(4,272)	(11,926)	279%
Net Income before taxes	958,352	456,714	501,638	110%
Income Tax	242,655	-	242,655	100%
Net Income	715,697	456,714	258,983	57%

Salaries expense decreased by $583,915, or 15%, to $3,217,201 during the three months ended June 30, 2026, compared with $3,801,116 during the three months ended June 30, 2025.

The decrease occurred despite the Company’s operational growth and workforce expansion and was primarily attributable to voluntary modifications to the compensation arrangements of the Company’s Chief Executive Officer (“CEO”) and Chief Operating Officer (“COO”). These executives agreed to rescind portions of their previously approved compensation and accept interim compensation adjustments, as approved by the Board of Directors. The resulting reductions more than offset the increased personnel costs associated with headcount growth during the period, which supports the Company’s continued expansion strategy.

General and administrative expenses increased modestly to $1,050,032 from $980,172 for the three months ended June 30, 2026, due to operational growth.

Advertising and marketing expenses totaled $850,004 for the three months ended June 30, 2026, compared with $633,926 for the three months ended June 30, 2025, representing an increase of $216,078, or 34%. Advertising and marketing expenditures remained significant, reflecting the Company’s continued execution of its strategic marketing initiatives to support sales of newly developed and existing products, primarily through its telemedicine platform, in a highly competitive market.

Bank charges for the three months ended June 30, 2026, increased to $262,906. This is directly related to credit card processing fees and volume of sales.

Legal and professional fees totaled $131,912 for the three months ended June 30, 2026, compared with $73,119 for the three months ended June 30, 2025, representing an increase of $58,793, or 80%. The increase was primarily attributable to higher audit-related fees incurred during the three months ended June 30, 2026, because of the transition of audit firms.

Interest Expense

Interest expense totaled $16,197 for the three months ended June 30, 2026, compared with $4,271 for the three months ended June 30, 2025, representing an increase of $11,926. The increase was attributable primarily to use of leverage as part of management’s investment strategy to enhance potential returns on the Company’s equity investments.

Assets, Liabilities and Stockholders’ Equity

	As of
	June 30, 2026	March 31, 2026
ASSETS
Total Assets	$10,374,013	$8,969,337
Total Liabilities	3,009,743	1,928,573
Total Equity	7,364,270	7,040,764
Total Liabilities and Equity	$10,374,013	$8,969,337

The Company ended the quarter with total assets of $10,374,013, compared with $8,969,337 as of March 31, 2026, representing an increase of $1,404,676, or 16%. Management believes this growth positions the Company to continue pursuing its expansion initiatives and reflects its ongoing commitment to creating long-term shareholder value.

Total liabilities increased to $3,009,743 as of June 30, 2026, from $1,928,573 as of March 31, 2026, representing an increase of $1,081,173, or 56%. The increase was primarily due to the Company’s strategy of leveraging its purchasing capacity to obtain more favorable vendor pricing and support improved gross margins. To a lesser extent, recognition of operating lease liabilities related to a new operating lease was also a factor. The increase was not attributable to any new loan commitments, and the Company remained free of long-term debt as of June 30, 2026.

Total equity increased to $7,364,270 as of June 30, 2026, from $7,040,764 as of March 31, 2026, representing an increase of $323,506, or 5%. This increase was net of $392,191 used to repurchase and cancel shares of its common stock during the quarter. Excluding the effect of these repurchases, total equity increased by $715,697. The repurchases reduced the number of shares outstanding, potentially increasing each remaining shareholder’s proportionate ownership and earnings per share.

Statement of cash flows

	For the three months ended June 30,
	2026	2025
Net cash provided by operating activities	$707,131	$339,376
Net cash used in investing activities	(480,619)	(668,216)
Net cash used in financing activities	(392,191)	(266,803)
Net decrease in cash and cash equivalents	(165,679)	(595,643)
Cash and cash equivalents at beginning of the period	796,797	1,473,228
Cash and cash equivalents at end of the period	$631,118	$877,585

Cash Flow from Operating Activities

Net cash provided by operating activities was $707,131 for the three months ended June 30, 2026, compared with $339,376 for the prior-year period, representing an increase of $367,755, primarily driven by enhanced working capital management techniques.

Cash Flow from Investing Activities

Net cash used in investing activities during the three months ended June 30, 2026, was $480,619, compared to $668,216 during the three months ended June 30, 2025. The decrease was primarily driven by reinvestment of realized gains on equity securities and derivatives.

Cash Flows from Financing Activities

Net cash used in financing activities was $392,191 for the three months ended June 30, 2026, compared with $266,803 for the prior-year period. The increase of $125,388 was attributable entirely to cash used to repurchase and cancel shares of the Company’s common stock pursuant to its stock repurchase program, partially offset by the elimination of debt service obligations.

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s design and operations of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not sell any equity securities during the three months ended June 30, 2026. The Company has not sold any equity securities since early 2023.

ISSUER REPURCHASES OF EQUITY SECURITIES

During the three months ended June 30, 2026, the Company repurchased and retired a total of 3,733,726 shares of its common stock for $392,191.

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

EARTH SCIENCE TECH, INC.

Dated: August 7, 2026	By:	/s/ Giorgio R. Saumat
Giorgio R. Saumat
	Its:	CEO and Chairman of the Board

Dated: August 7, 2026	By:	/s/ Ernesto Flores
Ernesto Flores,
	Its:	CFO and Board of Director

