Form 10-Q
period 2026-09-30
Earth Science Tech, Inc.
filed 2026-11-09
CIK 1538495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

(305) 724-5684

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.001 par value	ETST	OTCQB Venture Market

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

As of November 9, 2026, there were 286,389,881 Common shares issued and outstanding, and 1,000,000 Preferred shares of the registrant’s stock outstanding.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

Amounts in dollars	September 30, 2026	March 31, 2026
ASSETS
Current Assets:
Cash and cash equivalents	1,009,302	796,797
Accounts receivable, net	997,670	356,054
Equity securities	1,646,600	1,360,040
Inventory	913,389	682,059
Long lived assets, available for sale	-	371,684
Prepaid expenses and other current assets	203,862	154,480
Total Current Assets	4,770,823	3,721,114
Non-Current Assets:
Property and equipment, net	1,584,937	1,517,888
Right of use assets, net	445,107	95,317
Intangible assets, net	816,017	208,170
Deferred tax asset, net	356,659	772,294
Goodwill	2,883,190	2,654,554
Total Assets	10,856,733	8,969,337
LIABILITIES AND EQUITY
Accounts payable	1,059,083	681,925
Accrued expenses and other payables	1,279,237	1,150,442
Current portion of operating lease obligations	158,559	96,206
Total Current Liabilities	2,496,879	1,928,573
Long-Term Liabilities:
Lease liability	285,717	-
Total Liabilities	2,782,596	1,928,573
Stockholders’ Equity:
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding as of September 30, 2026, and March 31, 2026, respectively	1,000	1,000
Common stock, par value $0.001 per share, 300,000,000 shares authorized; 286,389,881 shares issued and outstanding, and 291,324,607 shares issued and outstanding as of September 30, 2026, and March 31, 2026, respectively	286,390	291,324
Additional paid-in capital	30,318,996	30,826,352
Accumulated deficit	(22,552,677)	(24,108,199)
Total Stockholders’ Equity	8,053,709	7,010,477
Non-Controlling interest (“NCI”)	20,428	30,287
Total Equity	8,074,137	7,040,764
Total Liabilities and Equity	10,856,733	8,969,337

See accompanying notes to these unaudited consolidated financial statements.

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2026, AND 2025.

(UNAUDITED)

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
Revenue	7,299,557	9,050,626	16,325,336	17,810,816
Cost of Goods Sold	2,237,324	2,326,643	4,987,834	4,996,058
Gross Profit	5,062,233	6,723,983	11,337,502	12,814,758
Expenses
Salaries Expense	2,885,814	4,049,997	6,103,015	7,851,113
Selling, general and administrative expenses	889,925	852,712	1,939,957	1,832,883
Bank charges	256,365	219,667	519,271	475,009
Advertising & marketing	247,693	740,026	1,097,697	1,373,952
Legal and professional fees	47,897	9,001	179,809	82,120
Insurance	33,382	42,252	66,953	86,545
Operating lease cost	62,823	-	107,866	-
Depreciation and amortization	83,748	186,398	150,609	220,961
Utilities	51,807	41,411	91,745	68,025
Total Expenses	4,559,454	6,141,464	10,256,922	11,990,608
Other income (expense)
Dividend and interest income	67,237	8,756	70,061	11,209
Net realized gain on sale of investments	157,454	145,558	522,991	227,144
Unrealized Gain on fair value changes of investments	397,964	216,358	417,338	351,674
Other	(9,013)	-	-	-
Interest Expense	(9,565)	(7,294)	(25,762)	(11,566)
Net Income before taxes	1,106,856	945,897	2,065,208	1,402,611
Income Taxes	276,889	-	519,544	-
Net Income	829,967	945,897	1,545,664	1,402,611

Net Loss attributed to non-controlling interest	(1,363)	(20,925)	(9,858)	(29,250)
Net Income available to common stockholders’	831,330	966,822	1,555,522	1,431,861
Earnings per common share-Basic and Diluted	0.003	0.003	0.005	0.005

Weighted average number of shares outstanding- Basic and Diluted	287,537,503	293,949,145	288,681,796	294,100,711

See accompanying notes to these unaudited consolidated financial statements.

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the six months ended September 30, 2026

Description	Common shares	Common amount	Preferred shares	Preferred amount	APIC	Accumulated deficit	NCI	Treasury stock	Total
Balance at March 31, 2026	291,324,607	$291,324	1,000,000	$1,000	$30,826,352	$(24,108,199)	$30,287	-	$7,040,764
Repurchase of common stock	-	-	-	-	-	-	-	(512,292)	(512,292)
Retirement of Treasury Stock	(4,934,723)	(4,934)	-	-	(507,358)	-	-	512,292	-
Net Income (Loss)	-	-	-	-	-	1,555,522	(9,858)	-	1,545,664
Balance at September 30, 2026	286,389,881	$286,390	1,000,000	$1,000	$30,318,996	$(22,552,677)	$20,428	-	$8,074,137

For the six months ended September 30, 2025

Description	Common shares	Common amount	Preferred shares	Preferred amount	APIC	Accumulated deficit	NCI	Treasury stock	Total
Balance at March 31, 2025	295,347,903	$295,347	1,000,000	$1,000	$31,480,143	$(27,738,975)	-	$(186,404)	$3,851,111
Repurchase of common stock	-	-	-	-	-	-	-	(283,024)	(283,024)
Retirement of Treasury Stock	(2,560,296)	(2,560)	-	-	(466,868)	-	-	469,428	-
Acquisition of subsidiary	-	-	-	-	-	-	105,125	-	105,125
Net Income (Loss)	-	-	-	-	-	1,431,861	(29,250)	-	1,402,611
Balance at September 30, 2025	292,787,607	$292,787	1,000,000	$1,000	$31,013,275	$(26,307,114)	$75,875	-	$5,075,823

For the three months ended September 30, 2026

Description	Common shares	Common amount	Preferred shares	Preferred amount	APIC	Accumulated deficit	NCI	Treasury stock	Total
Balance at June 30, 2026	287,590,881	$287,591	1,000,000	$1,000	$30,437,894	$(23,384,007)	$21,792	-	$7,364,270
Repurchase of common stock	-	-	-	-	-	-	-	(120,100)	(120,100)
Retirement of Treasury Stock	(1,201,000)	(1,201)	-	-	(118,899)	-	-	120,100	-
Net Income (Loss)	-	-	-	-	-	831,330	(1,364)	-	829,967
Balance at September 30, 2026	286,389,881	$286,390	1,000,000	$1,000	$30,318,996	$(22,552,677)	$20,428	-	$8,074,137

For the three months ended September 30, 2025

Description	Common shares	Common amount	Preferred shares	Preferred amount	APIC	Accumulated deficit	NCI	Treasury stock	Total
Balance at June 30, 2025	294,297,607	$294,297	1,000,000	$1,000	$31,294,135	$(27,273,936)	$51,800	$(80,020)	$4,287,276
Repurchase of common stock	-	-	-	-	-	-	-	(202,350)	(202,350)
Retirement of Treasury Stock	(1,510,000)	(1,510)	-	-	(280,860)	-	-	282,370	-
Acquisition of subsidiary	-	-	-	-	-	-	45,000	-	45,000
Net Income (Loss)	-	-	-	-	-	966,822	(20,925)	-	945,897
Balance at September 30, 2025	292,787,607	$292,787	1,000,000	$1,000	$31,013,275	$(26,307,114)	$75,875	-	$5,075,823

See accompanying notes to these unaudited consolidated financial statements.

EARTH SCIENCE TECH, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

FOR SIX MONTHS ENDED SEPTEMBER 30, 2026, AND 2025.

(UNAUDITED)

	2026	2025
Cash flows from operating activities:
Net Income	1,545,664	1,402,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150,609	220,961
Unrealized gain on investments	(417,338)	(351,674)
Realized gain on sale of investments	(522,991)	(227,144)
Deferred income tax expense	415,635	-
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(641,618)	(98,125)

Prepaid expenses and other current assets	(10,298)	253,165
Inventory	(178,905)	(474,656)
Accounts payable and accrued expenses and other	502,397	485,927
Lease liability, net	1,720	(29,869)
Net cash provided by operating activities	844,875	1,181,196

Cash flows from investing activities:
Purchases of property and equipment, intangibles	(693,695)	(584,015)
Sale of long lived assets	371,684
Purchase of investments	(5,942,722)	(3,208,127)
Sale of investments	6,593,326	3,442,619
Cash used for asset acquisition, net of cash acquired	(448,671)	(591,265)
Net cash used in investing activities	(120,078)	(940,788)

Cash flows from financing activities:
Payments on loans and obligations	-	(195,238)
Repurchase of common stock	(512,292)	(283,024)
Net Cash used in financing activities	(512,292)	(478,262)
Net increase (decrease) in cash and cash equivalents	212,505	(237,854)
Cash and cash equivalents at beginning of period	796,797	1,473,228
Cash and cash equivalents at period end	1,009,302	1,235,374

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	25,762	11,566
Cash paid for income taxes	35,244	-
Non-Cash Transactions		-
Initial recognition of right of use asset	433,778	104,906

See accompanying notes to these unaudited consolidated financial statements.

EARTH SCIENCE TECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 1- ORGANIZATION AND NATURE OF OPERATIONS

Earth Science Tech, Inc. (“ETST” or the “Company”) was incorporated under the laws of the State of Nevada on April 23, 2010, and subsequently redomiciled to the State of Florida on June 27, 2022. The Company is headquartered in Miami, Florida.

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

The core of the Company’s value proposition is the seamless integration of patient care, from consultation to fulfillment. This is achieved through the synergy of specialized subsidiaries. The Company’s primary operating businesses include:

Business / Entity	Description
RxCompoundStore.com, LLC (“RxCompound”)	Miami-based licensed compounding pharmacy providing sterile and non-sterile medications in multiple U.S. states and Puerto Rico.

Mister Meds, LLC (“MisterMeds”)	Abilene, Texas compounding pharmacy that received full compounding licensure in March 2025; includes sterile compounding capabilities and hazardous drug handling.

Meduvo Rx, LLC	La Verne, California compounding pharmacy currently only dispensing non-sterile medication. The Company is initiating facility upgrades to compound sterile medications by the end of 2028.

Zoolzy, LLC	Doral, Florida wholesale distributor of active pharmaceutical ingredients and finished FDA-approved prescription products.

Peaks Curative LLC (“Peaks”)	Telemedicine referral platform offering asynchronous consultations for compounded medications prepared by RxCompound and Mister Meds.

DOConsultation.com LLC (“DOC”)	Telehealth brand focused on home-based therapies and virtual consultations, with prescriptions fulfilled by the Company’s pharmacies.

Las Villas Health Care Inc. (“Villas”)	Brick-and-mortar healthcare facility designed to expand patient access.

Avenvi LLC	Real estate and asset management arm; supports healthcare infrastructure and manages the Company’s share repurchase program.

MagneChef	80%-owned direct-to-consumer kitchen products business using proprietary intellectual property.

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

Diversified Holdings & Innovation

The Company maintains an 80% stake in MagneChef, a direct-to-consumer brand that leverages proprietary intellectual property to market innovative kitchen products. This subsidiary provides a diversified revenue stream and demonstrates the Company’s ability to commercialize unique IP across different consumer segments.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and the instructions to Form 10-Q pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to the SEC’s rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. All material intercompany accounts and transactions have been eliminated.

Our interim financial statements are unaudited and, in our opinion, include all adjustments of a normal recurring nature necessary for the fair presentation of the periods presented. The results for the interim periods are not necessarily indicative of the results to be expected for any subsequent period or for the year ending March 31, 2027. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2026 (“2026 Form 10-K”). The March 31, 2026, condensed consolidated balance sheet included herein is derived from the audited consolidated financial statements included in the 2026 Form 10-K but does not include all disclosures required by GAAP.

Principles of consolidation

The accompanying consolidated financial statements include all the accounts of Earth Science Tech, Inc. and its wholly owned subsidiaries RxCompound, Peaks, Avenvi, Mister Meds, Villas Health, DOConsultations, Meduvo LLC, Zoolzy LLC and majority-owned subsidiary Magnechef (collectively, the “Company”). All material intercompany transactions have been eliminated during consolidation.

Equity securities

The Company accounts for its equity securities in accordance with ASC 321, Investments – Equity Securities, as amended by ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. Equity securities with readily determinable fair values are measured at fair value, with changes in fair value recognized in earnings in the period in which they occur.

Internal-use software

The Company accounts for internal-use software costs under ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software. Costs incurred during the preliminary project stage are expensed as incurred. Qualifying costs incurred during the application development stage, including payroll and related costs for employees directly associated with development and external development costs, are capitalized when the preliminary project stage is complete, management authorizes and commits to funding the project, and completion and use of the software are probable. Training and maintenance costs are expensed as incurred. Capitalization ceases when the software is substantially complete and ready for its intended use. Capitalized costs are amortized over the software’s estimated useful life beginning when the software is ready for its intended use.

During the three months ended September 30, 2026, the Company capitalized $565,014 of costs associated with the development of internal-use software.

Disaggregated Revenue

In accordance with ASC 606, the Company disaggregates revenue from contracts with customers by category as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s disaggregated revenue by category is as follows:

	Three months 2026	Three months 2025	Six months 2026	Six months 2025
Sale of pharmaceutical products, shipping income and medical consultations	7,287,857	8,953,150	16,282,207	17,702,572
Other	11,700	97,476	43,129	108,244
Total Revenue, net	7,299,557	9,050,626	16,325,336	17,810,816

	September 30, 2026	March 31, 2026
Accounts receivable, net	997,670	356,054

As of September 30, 2026, the Company had $747,813 in funds held by a merchant processor formerly used by the Company, which is included in accounts receivable, net on the consolidated balance sheet. These funds are subject to a 180-day waiting period before release. No chargebacks occurred during the portion of the waiting period elapsed as of September 30, 2026. Management believes the balance is collectible in full. Accordingly, the Company did not record an allowance against the balance as of September 30, 2026.

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

NOTE 3- INVENTORY

As of September 30, 2026, and March 31, 2026, the Company’s inventory was $913,389 and $682,059, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

	September 30, 2026	March 31, 2026
Land	294,781	305,651
Building	329,647	329,647
Equipment	1,399,633	1,194,786

Less: Accumulated depreciation	(439,124)	(312,196)
Property and Equipment, Net	1,584,937	1,517,888

Depreciation and amortization expense, in aggregate, was $83,748 and $186,398 for the three months ended September 30, 2026 and 2025, respectively, and $150,609 and $220,961 for the six months ended September 30, 2026 and 2025, respectively. These amounts include amortization of intangible assets discussed in Note 6.

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

Supplemental balance sheet information related to leases was as follows:

	September 30, 2026	March 31, 2026
Assets
Right of use asset, net	445,107	95,317

Operating lease liabilities
Current	158,559	96,206
Non-current	285,717	-
Total Lease Liabilities	444,276	96,206

Lease term and discount rate were as follows:

	September 30, 2026	March 31, 2026
Weighted average remaining lease term - Operating leases	5 years	1 year

Weighted average discount rate - Operating leases	11%	3%

The following table presents the future minimum lease payments under non-cancelable operating leases as of September 30, 2026:

As of September 30, 2026	Operating leases
March 31, 2027 (remainder of the year)	45,443
March 31, 2028	85,834
March 31, 2029	85,834
March 31, 2030	85,834
March 31, 2031	85,834
March 31, 2032	85,834
Total	474,613
Less: imputed interest	(30,337)
Present value of lease payment	444,276

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30, 2026	March 31, 2026
Telemedicine Platform	17,806	17,806
Web Domain	53,704	53,704
Internal use software	723,306	138,086
Patents and Designs	90,153	89,678
Wholesale License	45,308	-
Accumulated Amortization	(114,260)	(91,104)
Net Balance	816,017	208,170

Amortization expense is included in depreciation and amortization in the consolidated statements of operations. See Note 4 for the aggregate depreciation and amortization expense for the periods presented.

During the three months ended September 30, 2026, the Company capitalized $565,014 of internal-use software development costs. Amortization begins when the software is ready for its intended use.

NOTE 7- ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	September 30, 2026	March 31, 2026
Payroll accrual	706,908	508,456
Other current liabilities	271,975	445,540
Income-tax payable	300,354	196,446
Total Accrued Expenses	1,279,237	1,150,442

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

Legal Matters:

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. As of September 30, 2026, there were no pending or threatened legal actions that, in management’s opinion, are expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Derivatives and Short Positions:

From time to time, the Company sells call options against its investments in publicly traded equity securities and maintains short positions in publicly traded equity securities. The open derivative contracts and short positions on September 30, 2026, were not material to the consolidated financial statements.

NOTE 9 – EQUITY

Preferred stock:

Preferred stock, par value $0.001 per share, 1,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding as of September 30, 2026, and March 31, 2026, respectively.

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

As of September 30, 2026, and March 31, 2026, all outstanding shares of Series B Preferred Stock were held by the Company’s Chief Executive Officer. Accordingly, the Chief Executive Officer possesses voting control over matters submitted to shareholders, including the election of directors and the approval of significant corporate transactions.

Common stock:

The Company is authorized to issue 300,000,000 shares of common stock, par value $0.001 per share. As of September 30, 2026, and March 31, 2026, the Company had 286,389,881 and 291,324,607 shares of common stock issued and outstanding, respectively.

During the six months ended September 30, 2026, the Company repurchased shares of its common stock for an aggregate purchase price of $512,292 pursuant to an authorized share repurchase program. A total of 4,934,723 shares were retired, and no shares were held as treasury stock as of September 30, 2026.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company pays compensation for services provided by two officers to the officers’ solely owned LLCs, Point96 Consulting, LLC and Tabraue Consulting, LLC.

The company purchased other entities from related parties. See Note 11.

NOTE 11 – ACQUISITION AND RELATED TRANSACTIONS

Meduvo LLC was acquired for total cash consideration of $346,126 on August 11, 2026. The transaction was accounted for as a business combination under ASC 805. No material liabilities were assumed in the acquisition.

Meduvo is a compounding pharmacy operating in a 2,000-square-foot facility in La Verne, California. Currently only dispensing non-sterile medication, the company is initiating facility upgrades to compound sterile medications by the end of 2028.

On August 18, 2026, the Company completed the acquisition of Zoolzy LLC for total cash consideration of $103,542. The transaction was accounted for as an asset acquisition under ASC 805-50.

Zoolzy is a wholesale distributor of active pharmaceutical ingredients and finished FDA-approved prescription products, operating in a 3,684-square-foot facility in Doral, Florida.

The following table summarizes the aggregate purchase price and the allocation to assets acquired and liabilities assumed from Meduvo RX LLC and Zoolzy LLC, based on their respective balance sheets as of August 11, 2026 and August 18, 2026:

Assets and liabilities acquired from Meduvo RX LLC and Zoolzy LLC are as follows (in dollars):

Cash	$997
Inventory	52,426
Security deposits	39,084
Property and equipment	84,610
Intangible assets	45,308
Total assets acquired	222,425
Accounts payable	(393)
Due to RX Compound	(1,000)
Net assets	221,032
Aggregate purchase consideration	449,668
Goodwill	$228,636

NOTE 12 – INCOME TAXES

The Company’s net deferred tax assets were $356,659 and $772,294 as of September 30, 2026 and March 31, 2026, respectively, and were comprised primarily of net operating loss carryforwards.

The Company records the tax provision for interim periods using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. The Company’s estimate of the annual effective tax rate is updated each quarter and the changes, if any, are reflected through a cumulative adjustment.

For the year ending March 31, 2027, the Company expects its annual effective tax rate to be approximately 25%. The effective income tax rates reflected in the recorded provision for the three and six months ended September 30, 2026 were approximately 25.0% and 25.2%, respectively.

As of September 30, 2026, the Company had a net operating loss carry forward (“NOL”) for federal and state income tax purposes of approximately $3,000,000 A majority of this is amount pre-2018. NOLs generated pre-2018 can be carried forward for 20 years and post-2018 NOLs do not expire but are limited to offset up to 80% of taxable income in any future period.

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

NOTE 13 – SEGMENT REPORTING

During the three and six months ended September 30, 2026, and 2025, the Company operated and was managed as a single operating and reportable segment. The Company’s Chief Executive Officer serves as its chief operating decision maker (“CODM”) and evaluates performance and allocates resources based on the Company’s consolidated financial results. Because the Company has a single reportable segment, all segment financial information required by ASC 280 is already included in the consolidated financial statements.

The Company is evaluating options for the potential reorganization of its reporting segments in future periods.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations for the periods ended September 30, 2026, and September 30, 2025, should be read in conjunction with our consolidated financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements due to several factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

The core of the Company’s value proposition is the seamless integration of patient care, from consultation to fulfillment. This is achieved through the synergy of specialized subsidiaries. The Company’s primary operating businesses include:

Health and wellness

●	RxCompound: Multi-state (Florida-based) sterile/non-sterile compounding for specialized therapies; providers and patients needing access beyond retail chains.

●	Mister Meds: Multi-state (Texas-based) sterile/hazardous compounding center; Texas patients and referring clinicians; fast TX dispensing and hub for nearby states.

●	Meduvo: California only (California-based) non-sterile compounding for specialized therapies; providers and patients needing access beyond retail chains.

●	Zoolzy: Wholesale distributor of active pharmaceutical ingredients and finished FDA-approved prescription products.

●	Peaks: Frictionless asynchronous consults funneling to licensed pharmacies; digitally engaged patients seeking convenience.

●	DOC: Virtual care brand for home-based therapies; patients wanting guided telehealth with ongoing follow-up.

●	Villas: Localized in-person wellness clinic designed to expand patient access.

Asset Management and Other

●	Avenvi: Diversified real estate company engaged in development, asset management, and financing. With a growing portfolio of real estate holdings, Avenvi provides turnkey solutions from development to end-user financing. It also manages investment activities for ETST and oversees the Company’s ongoing $10 million share repurchase program.

●	MagneChef: Direct-to-consumer retail brand. Utilizing its patents and intellectual properties, the company aims to develop new products that can be marketed and sold online. Currently, the company has developed products for cooking. MagneChef is in the process of expanding its product line for new offerings that incorporate its intellectual property.

Results of Operations

The following tables summarize revenue, cost of goods sold and gross profit for the three and six months ended September 30, 2026, and 2025:

	Three months ended September 30				Six months ended September 30
Amounts in dollars	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenue	7,299,557	9,050,626	(1,751,069)	(19.3%)	16,325,336	17,810,816	(1,485,480)	(8.3%)
Cost of goods sold	2,237,324	2,326,643	(89,319)	(3.8%)	4,987,834	4,996,058	(8,224)	(0.2%)
Gross Profit	5,062,233	6,723,983	(1,661,750)	(24.7%)	11,337,502	12,814,758	(1,477,256)	(11.5%)

For the six months ended September 30, 2026, revenue was $16,325,336, compared with $17,810,816 for the same period in 2025, a decrease of $1,485,480, or 8.3%. Gross profit was $11,337,502, compared with $12,814,758, and gross margin decreased to 69.4% from 71.9%.

For the three months ended September 30, 2026, revenue was $7,299,557, compared with $9,050,626 for the same period in 2025, a decrease of $1,751,069, or 19.3%. Gross profit decreased to $5,062,233 from $6,723,983, and gross margin decreased to 69.3% from 74.3%.

Revenue decreased approximately 19% compared with the corresponding prior-year period, reflecting the migration of Peaks Curative to PeakNow.com, the transition of operations to the Company’s new technology platform, emedical.health, and seasonal fluctuations in demand. These operational transitions affected revenue-generating activities during the period as the Company implemented its new systems and workflows. The emedical.health platform supports billing, financial reporting, customer integration, and customer relationship management across the Company’s health and wellness operations. Qualifying development costs associated with this platform were capitalized as internal-use software, as discussed in Note 6.

Operating Expenses

	Three months ended September 30				Six months ended September 30
Amounts in dollars	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Salaries Expense	2,885,814	4,049,997	(1,164,183)	(28.7%)	6,103,015	7,851,113	(1,748,098)	(22.3%)
General and administrative expenses	889,925	852,712	37,213	4.4%	1,939,957	1,832,883	107,074	5.8%
Advertising & marketing	247,693	740,026	(492,333)	(66.5%)	1,097,697	1,373,952	(276,255)	(20.1%)
Bank charges	256,365	219,667	36,698	16.7%	519,271	475,009	44,262	9.3%
Legal & Professional Fees	47,897	9,001	38,896	432.1%	179,809	82,120	97,689	119.0%
Insurance	33,382	42,252	(8,870)	(21.0%)	66,953	86,545	(19,592)	(22.6%)
Lease Cost	62,823	-	62,823	N/A	107,866	-	107,866	N/A
Depreciation and Amortization	83,748	186,398	(102,650)	(55.1%)	150,609	220,961	(70,352)	(31.8%)
Utilities	51,807	41,411	10,396	25.1%	91,745	68,025	23,720	34.9%
Total Expenses	4,559,454	6,141,464	(1,582,010)	(25.8%)	10,256,922	11,990,608	(1,733,686)	(14.5%)
Other Income/Expenses
Dividend and interest income	67,237	8,756	58,481	667.9%	70,061	11,209	58,852	525.0%
Net realized gain on sale of investments	157,454	145,558	11,896	8.2%	522,991	227,144	295,847	130.2%
Unrealized Gain/Loss of fair value changes of investments	397,964	216,358	181,606	83.9%	417,338	351,674	65,664	18.7%
Other	(9,013)	-	(9,013)	N/A	-	-	-	N/A
Interest Expenses	(9,565)	(7,294)	(2,271)	(31.1%)	(25,762)	(11,566)	(14,196)	(122.7%)
Net Income before taxes	1,106,856	945,897	160,959	17.0%	2,065,208	1,402,611	662,597	47.2%
Income Tax	276,889	-	276,889	N/A	519,544	-	519,544	N/A
Net Income	829,967	945,897	(115,930)	(12.3%)	1,545,664	1,402,611	143,053	10.2%

Total operating expenses decreased to $4,559,454 from $6,141,464 for the three months ended September 30, 2026, and 2025, respectively, a decrease of 25.8%. For the six-month periods, operating expenses decreased to $10,256,922 from $11,990,608, or 14.5%.

Salaries expense decreased by $1,164,183, or 28.7%, to $2,885,814 during the three months ended September 30, 2026, compared with $4,049,997 during the same period in 2025. For the six months ended September 30, 2026, salaries expense was $6,103,015, compared with $7,851,113, a decrease of 22.3%. During the three months ended September 30, 2026, the Company capitalized $565,014 of internal-use software development costs, which were excluded from operating expenses and included in intangible assets.

General and administrative expenses increased to $889,925 for the three months ended September 30, 2026, from $852,712 for the same period in 2025, an increase of $37,213, or 4.4%. For the six months ended September 30, 2026, these expenses increased to $1,939,957 from $1,832,883 for the same period in 2025, an increase of $107,074, or 5.8%. These increases were consistent with management’s expectations and were not considered material. Management continues to monitor expenses and identify opportunities for cost savings.

Advertising and marketing expenses totaled $247,693 for the three months ended September 30, 2026, compared with $740,026 for the same period in 2025, a decrease of $492,333, or 66.5%. For the six months ended September 30, 2026, these expenses decreased to $1,097,697 from $1,373,952 for the same period in 2025, a decrease of $276,255, or 20.1%. These decreases reflected management’s planned reduction in advertising and marketing spending as part of its strategy and the domain transition at Peaks Curative.

Bank charges increased to $256,365 for the three months ended September 30, 2026, from $219,667 for the same period in 2025, an increase of $36,698, or 16.7%. For the six months ended September 30, 2026, bank charges increased to $519,271 from $475,009 for the same period in 2025, an increase of $44,262, or 9.3%. These increases were primarily attributable to a change in merchant processing providers, resulting in higher processing fees.

Legal and professional fees totaled $47,897 for the three months ended September 30, 2026, compared with $9,001 for the same period in 2025, an increase of $38,896, or 432.1%. For the six-month periods, these fees increased to $179,809 from $82,120, or 119.0%. The increase was primarily attributable to higher audit-related fees associated with the transition of audit firms.

Interest Expense

Interest expense totaled $9,565 for the three months ended September 30, 2026, compared with $7,294 for the same period in 2025, an increase of $2,271, or 31.1%. For the six-month periods, interest expense increased to $25,762 from $11,566, or 122.7%. The increase was attributable primarily to the use of margin as part of management’s investment strategy.

Consolidated net income was $829,967 for the three months ended September 30, 2026, compared with $945,897 for the same period in 2025, a decrease of $115,930, or 12.3%. For the six-month periods, consolidated net income was $1,545,664, compared with $1,402,611, an increase of $143,053, or 10.2%. The changes in net income related to the changes discussed in results of operations above. The income tax provision for the three and six months ended September 30, 2026 was $276,889 and $519,544, respectively, compared with no provision in the corresponding prior-year periods.

Assets, Liabilities and Stockholders’ Equity

	September 30, 2026	March 31, 2026
ASSETS
Total Assets	10,856,733	8,969,337
Total Liabilities	2,782,596	1,928,573
Total Equity	8,074,137	7,040,764
Total Liabilities and Equity	10,856,733	8,969,337

Total assets were $10,856,733 as of September 30, 2026, compared with $8,969,337 as of March 31, 2026, an increase of $1,887,396, or 21.0%. The increase reflected higher accounts receivable, intangible assets, right-of-use assets, equity securities, inventory, goodwill, and cash, partially offset by decreases in long-lived assets available for sale and deferred tax assets.

Total liabilities increased to $2,782,596 as of September 30, 2026, from $1,928,573 as of March 31, 2026, an increase of $854,023, or 44.3%. The increase reflected $377,158 in additional accounts payable, a $348,070 increase in total operating lease liabilities, and a $128,795 increase in accrued expenses and other payables. Total operating lease liabilities were $444,276 at September 30, 2026, including $158,559 classified as current and $285,717 classified as non-current. No loan borrowings were reported on the consolidated balance sheet at September 30, 2026.

Total equity including noncontrolling interest increased to $8,074,137 as of September 30, 2026, from $7,040,764 as of March 31, 2026, an increase of $1,033,373, or 14.7%. The increase primarily reflected consolidated net income of $1,545,664 for the six months ended September 30, 2026, partially offset by $512,292 used to repurchase common stock during the six-month period. The Company retired 4,934,723 common shares during that period, reducing common shares outstanding to 286,389,881 at September 30, 2026. Differences of $1 in the reconciliation reflect rounding to whole dollars.

Statement of cash flows for the six months ended September 30, 2026 and 2025

	2026	2025
Net cash provided by operating activities	844,875	1,181,196
Net cash used in investing activities	(120,078)	(940,788)
Net cash used in financing activities	(512,292)	(478,262)
Net increase (decrease) in cash and cash equivalents	212,505	(237,854)
Cash and cash equivalents at beginning of the period	796,797	1,473,228
Cash and cash equivalents at end of the period	1,009,302	1,235,374

Cash Flow from Operating Activities

Net cash provided by operating activities was $844,875 for the six months ended September 30, 2026, compared with $1,181,196 for the prior-year period, a decrease of $336,321, or 28.5%. Operating cash flow reflected consolidated net income, including noncontrolling interests, adjusted for depreciation and amortization, deferred income tax expense, and realized and unrealized investment gains. Cash was used to fund increases of $641,618 in accounts receivable, $178,905 in inventory, and $10,298 in prepaid expenses and other current assets, net of acquisitions. These uses were partially offset by a $504,561 increase in accounts payable, accrued expenses and other payables and a $1,720 net lease liability adjustment.

Cash Flow from Investing Activities

Net cash used in investing activities was $120,078 for the six months ended September 30, 2026, compared with $940,788 for the prior-year period, a decrease of $820,710, or 87.2%. Proceeds from sales of investments of $6,593,326 exceeded investment purchases of $5,942,722 by $650,604. Additional inflows included $371,684 from the sale of long-lived assets. These inflows were offset by $448,671 used for acquisitions, net of cash acquired, and $693,695 used to purchase property and equipment and intangible assets.

Cash Flows from Financing Activities

Net cash used in financing activities was $512,292 for the six months ended September 30, 2026, compared with $478,262 for the prior-year period, an increase of $34,030, or 7.1%. Financing cash outflows in 2026 consisted entirely of common stock repurchases. The prior-year period included $283,024 in common stock repurchases and $195,238 in payments on loans and obligations. The $229,268 increase in cash used for repurchases was partially offset by the absence of loan and obligation payments in 2026. Overall, cash and cash equivalents increased by $212,505 during the six months ended September 30, 2026, from $796,797 to $1,009,302, compared with a decrease of $237,854 during the prior-year period.

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s design and operations of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not sell any equity securities during the three months ended September 30, 2026. The Company has not sold any equity securities since early 2023.

ISSUER REPURCHASES OF EQUITY SECURITIES

During the three months ended September 30, 2026, the Company repurchased and retired a total of 1,201,000 shares of its common stock for $120,100.

During the six months ended September 30, 2026, the Company repurchased and retired a total of 4,934,723 shares of its common stock for $512,292.

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

EARTH SCIENCE TECH, INC.

Dated: November 9, 2026	By:	/s/ Giorgio R. Saumat
Giorgio R. Saumat
	Its:	CEO and Chairman of the Board

Dated: November 9, 2026	By:	/s/ Giorgio R Saumat
Giorgio R. Saumat,
	Its:	CFO and Chairman of the Board

